Form 10-K
period 2021-06-30
Grayscale Digital Large Cap Fund LLC
filed 2021-09-27
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-56284

Grayscale® Digital Large Cap Fund LLC

MANAGED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1406784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, CT	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Grayscale Digital Large Cap Fund LLC Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2020 as reported by the OTC Markets, Inc. on that date: $258,799,265.

Number of shares of the registrant’s common stock outstanding as of September 20, 2021: 15,867,400

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Industry and Market Data

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (the “Manager”) and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Fund’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Fund’s expectations include, but are not limited to:

•

the extreme volatility of trading prices that many digital assets, including the Fund Components, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;

•

the recentness of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;

•	the value of the Shares depending on the acceptance of digital assets, a new and rapidly evolving industry;
•	the value of the Shares relating directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•

the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;

•	the limited history of the Digital Asset Reference Rate;
•	risks related to the COVID-19 outbreak, which could negatively impact the value of the Fund’s holdings and significantly disrupt its operations;
•

the lack of an ongoing redemption program due to the holding period under Rule 144, and the Fund’s ability to halt creations from time to time, resulting in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates;

•

the possibility that the Shares may trade at a price that is at, above or below the Fund’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;

•

regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

•	changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•

regulatory changes or actions in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

•

the possibility that an Authorized Participant, the Fund or the Manager could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Fund or the Manager and also result in decreased liquidity for the Shares;

•

regulatory changes or interpretations that could obligate the Fund or the Manager to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund;

•	the Fund’s shareholders having different rights than those of shareholders governed by the laws of U.S. jurisdictions due to the Fund being a Cayman Islands limited liability company;
•	potential delays in mail reaching the Manager when sent to the Fund at its registered office;
•	possible requirements for the Fund to disclose information, including information relating to investors, to regulators;
•	potential conflicts of interest that may arise among the Manager or its affiliates and the Fund;
•	the potential discontinuance of the Manager’s continued services, which could be detrimental to the Fund;
•	the Custodian’s possible resignation or removal by the Manager, which would trigger early termination of the Fund; and
•

additional risk factors discussed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 104.

This Annual Report supplements, and where applicable amends, the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Fund and the Shares

The Fund is a Cayman Islands limited liability company that was formed on January 25, 2018. The Fund’s purpose is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund. The Fund issues Shares, which represent equal, fractional undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Fund issues Shares only in one or more whole Baskets. A Basket equals 100 Shares. See “—Description of Creation of Shares.”

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Manager. In determining whether to grant approval, the Manager will specifically look at whether the conditions of Rule 144 under the Securities Act, including the requisite holding period thereunder, and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Manager in its sole discretion will be void ab initio. See “—Description of the Shares—Transfer Restrictions” for more information.

Pursuant to Rule 144, once the Fund has been subject to the reporting requirements of Section 13 under the Exchange Act for a period of 90 days, the minimum holding period for Shares purchased in the private placement will be shortened from one year to six months. As a result, Shares purchased in the private placement will be able to have their transfer restriction legends removed sooner. Because the rate at which Shares are qualified for public trading on OTCQX will increase, the number of Shares being sold by investors onto OTCQX may increase as well. Any increase in the number of Shares trading on OTCQX may cause the price of the Shares on OTCQX to decline. In addition, the shortened holding period may increase demand for the Shares in the private placement, which may further increase the number of Shares being sold by investors onto OTCQX after they have been held for the holding period.

The Shares are quoted on OTCQX under the ticker symbol “GDLC.” Shareholders that purchased Shares directly from the Fund and have held them for the requisite holding period in accordance with Rule 144 under the Securities Act may sell their Shares on OTCQX upon receiving approval from the Manager. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. We intend to seek to list the Shares on NYSE Arca sometime in the future. Any such listing will require NYSE Arca to first receive approval from the SEC. As a result, there can be no guarantee that we will be successful in listing the Shares on NYSE Arca. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—There is no guarantee that an active trading market for the Shares will continue to develop.”

At this time, the Fund is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Fund. In addition, the Fund may from time to time halt creations for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result of these factors in addition to the holding period under Rule 144, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or substantial discount to, the value of the Fund’s Digital Asset Holdings per Share.

Subject to receipt of regulatory approval from the Securities and Exchange Commission (the “SEC”) and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act, 2020 of the Cayman Islands. The Cayman Islands Monetary Authority (the “Authority”) has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Authority and be regulated as a mutual fund under the Mutual Funds Law, 2020 of the Cayman Islands. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable in accordance with the provisions of the LLC Agreement and the relevant Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s digital assets, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.

For a discussion of risks relating to the deviation in the value of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of digital assets could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value,” “Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—The value of the Shares relates directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations due to a number of factors,” “Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets and, consequently, the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Shares may trade at a price that is at, above or below the Fund’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.”

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority under the Private Funds Act (reference number: 1688783).

Investment Objective

The Fund’s investment objective is for the value of the Shares (based on Digital Asset Holdings per Share) to reflect the value of the Fund Components held by the Fund as determined by reference to their respective the Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. The Fund seeks to hold Fund Components that have market capitalizations that collectively constitute at least 70% of the market capitalization of the entire digital asset market (the “Target Coverage Ratio”). The Fund intends to hold a market capitalization-weighted portfolio that will be reviewed for rebalancing on a quarterly basis to meet the Target Coverage Ratio. We refer to the percentage of the total U.S. dollar value of the aggregate Fund Components at any time that is represented by tokens of a particular Fund Component as such Fund Component’s “Weighting.”

The Fund values its digital assets for operational purposes by reference to Digital Asset Reference Rates. The Digital Asset Reference Rate for each Fund Component at any time is the Index Price for such Fund Component, if the Reference Rate Provider in its sole discretion determines that it is able to determine such Index Price, or if not, the Indicative Price for such Fund Component as of 4:00 p.m., New York time, on the most recent business day, as determined by the Reference Rate Provider.

•

The Indicative Price is a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider (each, a “Constituent Exchange”).

•

The Index Price is determined by the Reference Rate Provider based on the corresponding Indicative Price through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume for such Fund Component at each venue relative to the observable set. The Reference Rate Provider is able to calculate the Index Price for a particular Fund Component if the Reference Rate Provider determines in its sole discretion that sufficient current and historical trade data inputs exist for such Fund Component in order to generate such Index Price using the Reference Rate Provider’s algorithms.

As of June 30, 2021, the Digital Asset Reference Rate for each Fund Component is an Index Price.  See “Overview of the Digital Asset Industry and Market―Fund Component Value― Digital Asset Reference Rates.”

To date, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Fund Components, less the Fund’s expenses and other liabilities, but have instead traded at both premiums and discounts to such value, which at times have been substantial. In the event the Shares trade at a substantial premium or discount, investors who purchase Shares on OTCQX will pay substantially more or less, respectively, for their Shares than investors who purchase Shares in the private placement. There can be no assurance that the value of the Shares (based on Digital Asset Holdings per Share) will reflect the value of the Fund Components as determined by reference to their respective Digital Asset Reference Rates and Weightings, less the Fund’s expenses and other liabilities. This may happen for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, the lack of an ongoing redemption program, any halting of creations by the Fund, Fund Component price volatility, trading volumes on, or closures of, exchanges where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global exchange market for trading the Fund Components. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Fund Components, less the Fund’s expenses and other liabilities, and the Fund may be unable to meet its investment objective for the foreseeable future.

For example, from November 22, 2019 to June 30, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 297% and the average premium was 54%. Moreover, the closing price of the Shares as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 19 days. As of June 30, 2021, the Fund’s Shares were quoted on OTCQX at a discount of 4% to the Fund’s Digital Asset Holdings per Share.

Fund Construction Criteria

Eligibility and Weighting

A digital asset will generally be eligible for inclusion in the Fund’s portfolio if it satisfies market capitalization, liquidity and coverage criteria as determined by the Manager. Fund Components will be held in the Fund’s portfolio on a market capitalization-weighted basis. For example, a digital asset with a larger market capitalization will have a higher representation in the Fund’s portfolio. Market capitalization refers to a digital asset’s market value, as determined by multiplying the number of tokens of such digital asset in circulation by the market price of a token of such digital asset. The market price per token of a Fund Component will be determined by reference to the applicable Digital Asset Reference Rate. The market capitalization of any digital assets not held by the Fund will be determined by reference to CoinMarketCap.com and/or OnChainFX.com. Because the Fund will create Shares in exchange for Fund Components on a daily basis, the market capitalization of each Fund Component will be calculated, and its Weighting will therefore fluctuate, daily in accordance with changes in the market price of such Fund Components. See “Valuation of Digital Assets and Determination of Digital Asset Holdings.”

Removal of Existing Fund Components

The Fund will be rebalanced on a quarterly basis. During each Rebalancing Period, a Fund Component will be removed as a Fund Component if (i) it is has the smallest market capitalization of all Fund Components, taking into account any other removals during the Rebalancing Period, (ii) the sum of (x) its current market capitalization and (y) the combined current market capitalization of Fund Components with a market capitalization greater than such Fund Component, divided by the current total market capitalization of all digital assets tracked by Coinmarketcap.com that are not pegged to another asset, is higher than 0.85, and (iii) such removal would not result in the Fund holding fewer than five Fund Components (the “Removal Criteria”). See “—Inclusion of New Fund Components” and “—Rebalancing” below for further details, including regarding the exclusion of digital assets from the Fund.

For example, under the Removal Criteria, Bitcoin Cash (BCH) would qualify for removal based on market capitalization, since it was the smallest Fund Component as of the most recent Rebalancing Period. However, because the sum of (x) its market capitalization and (y) the combined market capitalization of Fund Components with a market capitalization greater than Bitcoin (BCH), divided by the current total market capitalization of all digital assets tracked by Coinmarketcap.com that are not pegged to another asset, was lower than 0.85, Bitcoin Cash (BCH) remained in the Fund.

Inclusion of New Fund Components

In order for a new digital asset to qualify for inclusion in the Fund’s portfolio during a Rebalancing Period, such digital asset must have a market capitalization that is at least 1.25 times the current market capitalization, trailing 90-day median market capitalization and trailing 90-day average market capitalization of any Fund Component at such time. In addition, each new digital asset must meet the following liquidity requirements to be eligible for inclusion: the digital asset must have (x) an average 30-day trade volume of at least 30% of its market capitalization for the last three months, (y) trade on at least one exchange meeting the criteria of the Reference Rate Provider as described in “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Reference Rates—Constituent Exchange Selection” and (z) have a trading history of at least three months on at least one such exchange (the “Inclusion Criteria” and, together with the Removal Criteria, the “Fund Construction Criteria”). See “Activities of the Fund—Fund Construction Criteria—Inclusion of New Fund Components” for additional information.

The Manager does not currently expect to include digital assets in the Fund’s portfolio if they do not meet the Inclusion Criteria, except under extraordinary circumstances. For example, the Manager may include a digital asset in the Fund’s portfolio if the Fund Components no longer collectively meet the Target Coverage Ratio, at which point the Manager would include the next largest digital assets by current market capitalization, trailing 90-day median market capitalization and trailing 90-day average market capitalization in the Fund’s portfolio, so long as such digital asset meets the liquidity requirements of the Inclusion Criteria, until such time as the Fund’s portfolio meets the Target Coverage Ratio. Due to these features of the Fund Construction Criteria as well as digital asset price volatility more broadly, the Manager may be unable to meet the Target Coverage Ratio and/or hold more or fewer than five Fund Components at any point in time.

The Manager may also cause the Fund to hold fewer than five Fund Components if, for example, a Fund Component is removed during the Rebalancing Period and there are not enough digital assets that meet the Inclusion Criteria and are otherwise appropriate to be included in the Fund despite otherwise satisfying the Inclusion Criteria. For example, the Fund fell below five Fund Components in

January 2021, to four Fund Components, when the Fund removed XRP from the Fund’ s portfolio and sold the XRP holdings to purchase additional tokens of the remaining four Fund Components in proportion to their respective weightings. See “Item 15. Financial Statements and Exhibits— Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing that occurred.

The Manager may cause the Fund to hold more than five Fund Components if it determines in its discretion that another digital asset meets the Inclusion Criteria and that it is otherwise appropriate to include the digital asset in the Fund. For example, effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund Construction Criteria. Further, the Manager may cause the Fund to hold more than five Fund Components if, for example, it determines that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio after meeting the trading history requirement of at least three months and may decide to retain the Forked Asset despite the fact that it does not currently meet the Inclusion Criteria. See “—Forked Assets” below for more detail.

In addition, the Manager may determine to exclude a digital asset from the Fund’s portfolio even if it meets the Inclusion Criteria for a number of reasons, including, but not limited to, because (i) none or few of the Authorized Participants or Service Providers has the ability to trade or otherwise support the digital asset; (ii) the Manager believes that, based on current guidance, use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions; (iii) the underlying code contains, or may contain, significant flaws or vulnerabilities; (iv) there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset; or (v) for any other reason, in each case as determined by the Manager in its sole discretion.

As part of determining whether use or trading of a digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, the Manager considers whether a particular digital asset that is included or eligible for inclusion in the Fund is a security for purposes of the federal securities laws. The Manager does this taking into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. The Manager also considers, solely as one input, the analytical framework developed by Coinbase, Inc., which has been adopted by the Crypto Ratings Counsel, an organization of which the Manager is a founding member. Finally, the Manager discusses the security status of each digital asset included in the Fund with its external securities lawyers or, in some cases, counsel associated with the asset, and may request them to document their analysis in writing. Through this process the Manager believes that it is applying the proper legal standards in determining whether a particular digital asset is a security in light of the uncertainties inherent in the Howey and Reves tests, as opposed to a purely probabilistic or “risk based” standard. However, because of these uncertainties, the Manager acknowledges that a particular digital asset included in the Fund may in the future be found by the SEC or a federal court to be a security notwithstanding the Manager’s prior conclusion; and the Manager’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

The Manager does not intend to permit the Fund to hold any digital asset that the Manager determines is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, when the Manager believes there to be good faith grounds to conclude that a particular digital asset is not a security, the Manager does not intend to exclude that digital asset from the Fund strictly on the basis that it could at some future point be determined to be a security.

Through the Fund Construction Criteria, the Fund seeks to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market.

The Manager may change the Fund Construction Criteria at any time in its sole discretion. Moreover, the Manager may decide, in its sole discretion, to include or exclude a digital asset if the Manager determines that such digital asset is or is not suitable for inclusion in the Fund’s portfolio, irrespective of such digital asset’s market capitalization or liquidity profile. Digital assets that are pegged to another asset are not eligible as Fund Components nor are they included in the relevant Fund Construction Criteria calculations. Examples of such assets include USD Coin (USDC), Tether (USDT), Wrapped Bitcoin (WBTC), Binance USD (BUSD), Dai, Compound Wrapped tokens (cUSDC, cDAI, cETH) and Terra USD (UST).

At the inception of the Fund, the digital assets included in the Fund’s portfolio as Fund Components were: Bitcoin, Ethereum, XRP, Bitcoin Cash and Litecoin, and the indices used for determining the Digital Asset Reference Rate for each Fund Component were the CoinDesk XBX, ETX, XRX, BCX and LTX indices, respectively, as provided by the Reference Rate Provider.

As of the date of this Annual Report, the digital assets included in the Fund’s portfolio as Fund Components are: Bitcoin, Ethereum, Cardano, Bitcoin Cash, Litecoin and Chainlink, and the indices used for determining the Digital Asset Reference Rate for each Fund Component were the CoinDesk XBX, ETX, ADX, BCX, LTX and LNX indices, respectively, as provided by the Reference Rate Provider.

Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. On April 6, 2021, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. On July 2, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria.

Illustrative Example

For the purposes of illustration, during the Rebalancing Period in the first quarter of 2021, the digital assets that qualified for inclusion based on market capitalization were Cardano (ADA), Binance Coin (BNB) and Polkadot (DOT). The digital assets that qualified for inclusion based on liquidity were Cardano (ADA), Chainlink (LINK) and Uniswap (UNI). Cardano (ADA) was the only asset to pass both the market capitalization and liquidity thresholds.

While Cardano (ADA) met the Inclusion Criteria, we then sought to determine whether any of the aforementioned bases for exclusion applied:

i.     none or few of the Authorized Participants or Service Providers has the ability to trade or otherwise support the digital asset: The Authorized Participants may not be able to trade or otherwise support certain digital assets for regulatory or operational reasons, such as an inability to access exchanges or markets for which the assets are trading due to the Authorized Participants’ local regulators failure to approve trading for such asset or due to an inability to custody such asset prior to the assets being provided by the Fund. Because the Authorized Participant did not have the ability to trade Cardano (ADA) during this Rebalancing Period, it failed this criterion.

The Manager does not currently expect to include digital assets in the Fund’s portfolio if they do not meet the Inclusion Criteria, except under extraordinary circumstances. For example, the Manager may include a digital asset in the Fund’s portfolio if the Fund Components no longer collectively meet the Target Coverage Ratio. Under these circumstances, and until the Fund’s portfolio meets the Target Coverage Ratio, the Manager would include the next largest digital assets by current market capitalization, trailing 90-day median market capitalization and trailing 90-day average market capitalization in the Fund’s portfolio, so long as such digital asset meets the liquidity requirements of the Inclusion Criteria. Following the exclusion of Cardano (ADA), the Fund had not met the Target Coverage Ratio.

As a result, the Manager moved to the next largest digital assets by market capitalization, Binance Coin (BNB) and then to Polkadot (DOT). The Manager found that neither of these digital assets satisfied this criterion as the assets were not accessible for trading and custody prior to delivery to the Fund by the Authorized Participant, and as a result, the Fund did not meet the Target Coverage Ratio. See “—Rebalancing” below for further detail on accessibility of Digital Asset Exchanges by the Authorized Participant. Accordingly, the Manager moved to the next largest digital asset by market capitalization: Chainlink (LINK). Chainlink (LINK) satisfied this criterion.

ii.     the Manager believes that, based on current guidance, use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions: Chainlink (LINK) raised no such concern and therefore satisfied this criterion.

iii.     the underlying code contains, or may contain, significant flaws or vulnerabilities: Chainlink (LINK) raised no such concern and therefore satisfied this criterion.

iv.     there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset: Chainlink (LINK) raised no such concern and therefore satisfied this criterion.

v.     for any other reason, in each case as determined by the Manager in its sole discretion: The Manager had no such reason and therefore, this Chainlink (LINK) satisfied this criterion.

Following this analysis, it was determined that Chainlink (LINK) should be included as a Fund Component.

Forked Assets

The Fund may from time to time hold positions in Forked Assets as a result of a fork, airdrop or similar event. Pursuant to the terms of the LLC Agreement, the Fund may take any lawful action necessary or desirable in connection with its ownership of Forked Assets. These actions may include (i) selling Forked Assets in the Digital Asset Markets and distributing the cash proceeds to shareholders, (ii) distributing Forked Assets in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible, (iii) irrevocably abandoning Forked Assets and (iv) holding Forked Assets until the subsequent Rebalancing Period, at which point the Manager may take any of the foregoing actions. The Fund may also use Forked Assets to pay the Manager’s Fee and Additional Fund Expenses, if any, as discussed below under “—Fund Expenses.”

On July 29, 2019, the Manager delivered to the Custodian a notice (the “Pre-Creation Abandonment Notice”) stating that the Fund is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Fund creates Shares (any such time, a “Creation Time”), all Forked Assets to which it would otherwise be entitled as of such time (any such abandonment, a “Pre-Creation Abandonment”), provided that a Pre-Creation Abandonment will not apply to any Forked Assets if (i) the Fund has taken, or is taking at such time, an Affirmative Action to acquire or abandon such Forked Assets at any time prior to such Creation Time or (ii) such Forked Assets has been subject to a previous Pre-Creation Abandonment. An Affirmative Action is a written notification from the Manager to the Custodian of the Fund’s intention (i) to acquire and/or retain any Forked Assets or (ii) to abandon any Forked Assets with effect prior to the relevant Creation Time.

In determining whether to take an Affirmative Action to acquire and/or retain a Forked Asset, the Fund takes into consideration a number of factors, including:

•	the Custodian’s agreement to provide access to the Forked Asset;
•	the availability of a safe and practical way to custody the Forked Asset;
•	the costs of taking possession and/or maintaining ownership of the Forked Asset and whether such costs exceed the benefits of owning such Forked Asset;
•

whether there are any legal restrictions on, or tax implications with respect to, the ownership, sale or disposition of the Forked Asset, regardless of whether there is a safe and practical way to custody and secure such Forked Asset;

•	the existence of a suitable market into which the Forked Asset may be sold; and
•	whether the Forked Asset is, or may be, a security under federal securities laws.

Prior to making any decision to retain a Forked Asset in the Fund, the Manager would analyze whether that asset should be deemed a security under the federal securities laws using the same process described under “Activities of the Fund—Fund Construction Criteria—Inclusion of New Fund Components.”

For Forked Assets with respect to which the Manager takes an Affirmative Action to acquire such Forked Asset, the Manager currently expects that it would (a) distribute the Forked Asset in-kind to an agent on behalf of shareholders of record on a specified record date for sale by such agent or (b) monitor the Forked Asset from the date of the relevant fork, airdrop or similar event, or the date on which the Manager becomes aware of such event, leading up to, but not necessarily until, the subsequent Rebalancing Period. In the case of option (a), the shareholders’ agent would attempt to sell the Forked Asset, and if the agent is able to do so, remit the cash proceeds, net of expenses and any applicable withholding taxes, to the relevant record date shareholders. There can be no assurance as to the price or prices for any Forked Asset that the agent may realize, and the value of the Forked Asset may increase or decrease after any sale by the agent. See “Description of the Shares—Forked Assets.”

In the case of option (b), leading up to the subsequent Rebalancing Period, if the sale of such Forked Asset is economically and technologically feasible, the Manager currently expects to cause the Fund to sell such Forked Asset and use the cash proceeds to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. If the sale of a Forked Asset is either economically or technologically infeasible at the time of the next Rebalancing Period, the Manager may cause the Fund to abandon or continue holding such Forked Asset until such time as the sale is economically and technologically feasible, as determined by the Manager, in its sole discretion. In addition, the Manager may determine that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio once it has been trading for three months and can thus meet the liquidity requirements of the Fund Construction Criteria. Should the Manager make such determination, the Manager may, in its discretion, cause the Fund to continue to hold the Forked Asset until such time as the Manager determines to sell or abandon the Forked Asset or to include the Forked Asset in the Fund’s portfolio as a Fund Component. In the case of abandonment of Forked Assets, the Fund would not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets.

As a result of the Pre-Creation Abandonment Notice, since July 29, 2019, the Fund has irrevocably abandoned, prior to the Creation Time of any Shares, any Forked Asset that it may have had a right to receive. The Fund has no right to receive any Forked Asset abandoned pursuant to either the Pre-Creation Abandonment Notice or an Affirmative Action. Furthermore, the Custodian has no

authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Forked Asset on behalf of the Fund or to transfer any such abandoned Forked Asset to the Fund if the Fund terminates its custodial agreement with the Custodian.

The Manager intends to evaluate each fork, airdrop or similar event on a case-by-case basis in consultation with the Fund’s legal advisers, tax consultants and the Custodian, and may, in its sole discretion, determine that a different course of action with respect to such event is in the best interests of the Fund. In the event the Manager decides to sell any Forked Assets, it would expect to execute the sale to the Authorized Participant , as principal, or through the Authorized Participant, as broker. In either case, the Manager expects that the Authorized Participant would only be willing to transact with the Manager on behalf of the Fund if the Authorized Participant considered it possible to trade the Forked Asset on a Digital Asset Exchange or other venue to which the Authorized Participant has access. The Authorized Participant has access only to Digital Asset Exchanges or other venues that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

Fiat Currencies

The Fund may also hold cash in U.S. dollars from time to time due to sales of digital assets during a Rebalancing Period, sales of Forked Assets following a fork, airdrop or similar event or contributions of cash to the Fund, as described in more detail under “Description of the Fund—Creation and Redemption of Shares.” The Manager does not currently expect to hold cash for a period of more than 90 days and intends to use any cash held by the Fund to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings during the next Rebalancing Period. The foregoing notwithstanding, the Manager may, in its sole discretion, decide to cause the Fund to hold cash for longer than 90 days and to use any cash it holds for any other lawful purpose.

Rebalancing

The Manager will rebalance the Fund’s portfolio on a quarterly basis beginning on the first business day of January, April, July and October of each year. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components meet the Removal Criteria and should therefore be removed as Fund Components, (ii) determine whether any new digital assets meet the Inclusion Criteria and should therefore be included as Fund Components, (iii) determine whether the Target Coverage Ratio is met and (iv) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer eligible for inclusion in the Fund’s portfolio because it meets the Removal Criteria, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it meets the Inclusion Criteria or because its inclusion is necessary in order for the Fund’s portfolio to meet the Target Coverage Ratio, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets. Such sales and purchases are typically executed to or from the Authorized Participant, as principal, or through the Authorized Participant, as broker. In either case, the Manager expects that the Authorized Participant would only be willing to transact with the Manager on behalf of the Fund if the Authorized Participant considered it possible to trade the digital asset on a Digital Asset Exchange or other venue to which the Authorized Participant has access. The Authorized Participant has access only to Digital Asset Exchanges or other venues that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

There are two factors that drive changes in the market capitalization weighting of a Fund Component: (i) increases and decreases in the market price of a Fund Component, which occur daily as prices fluctuate in the digital asset market, and (ii) increases or decreases in the circulating supply of the Fund Component, which occur gradually over extended periods of time for a number of reasons, including in connection with mining or staking activity. Since the daily fluctuation in the market price of each Fund Component is the predominant driver of its market capitalization weighting, the Weighting of each Fund Component will generally dynamically adjust with the market, even without adjustments to such Fund Component’s Weighting to account for gradual changes in supply. Therefore, the Manager generally does not expect to cause the Fund to sell or purchase tokens of any Fund Component during Rebalancing Period other than in the event that (i) a Fund Component is eligible for removal, (ii) a new digital asset is eligible for inclusion, (iii) the Fund’s portfolio does not meet the Target Coverage Ratio or (iv) the Fund holds cash either from contributions in connection with the creation of Baskets or as a result of the sale of any Forked Assets. However, should the Manager determine that the Weighting of a Fund Component does not accurately reflect its market capitalization due to, among other reasons, material increases or decreases in the circulating supply of such Fund Component that have not been accounted for over the course of prior Rebalancing Periods, the Manager may cause the Fund to purchase or sell additional tokens of such Fund Component during a Rebalancing Period to adjust such Fund Component’s Weighting.

During any Rebalancing Period, the Manager will also (i) decide whether to cause the Fund to sell or hold any Forked Assets then held by the Fund and (ii) generally cause the Fund to use the cash proceeds from the sale of any Forked Assets and any cash contributed to the Fund as the Forked Asset Portion or the Cash Portion to purchase additional tokens of all Fund Components then held by the Fund in proportion to their respective Weightings as determined during such Rebalancing Period.

Other than through the quarterly rebalancing described above, the Manager does not intend to actively manage the Fund portfolio in response to price changes in the Fund Components held by the Fund at any given time.

The Manager expects each Rebalancing Period to last between one and five business days. The Manager will post on its website the new Fund Components and their respective Weightings at the end of each Rebalancing Period based on the assessment described above. During each Rebalancing Period, the Manager will halt creations (and if redemptions are then permitted, redemptions) of Shares. If a Rebalancing Period ends prior to 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations on such business day and the Fund will create Shares in exchange for contributions of the then-current Fund Components in proportion to their respective Weightings as of the end of such Rebalancing Period, as determined as of 4:00 p.m., New York time, on such business day in the manner set forth under “Description of the Fund—Creation and Redemption of Shares.” If a Rebalancing Period ends after 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations on the following business day.

Hypothetical Rebalancing Example

The following table illustrates the impact of the inclusion of a new digital asset in the Fund’s portfolio during a Rebalancing Period. The table makes a number of assumptions, including that: (i) prior to the Rebalancing Period, the Fund held two Fund Components, each with a weight of 50% of the Fund’s portfolio, (ii) the tokens for each Fund Component have the same value in U.S. dollars, (iii) the price of each Fund Component remains constant throughout the Rebalancing Period, (iv) one digital asset is added to the Fund’s portfolio during the Rebalancing Period and (v) following the Rebalancing Period, each Fund Component has an equal weight in the Fund’s portfolio.

	Pre- Rebalancing Period	Post- Rebalancing Period
Fund Component 1
Hypothetical average price per Fund Component 1 held by the Fund	$10.00	$10.00
Hypothetical average weight of Fund Component 1 in the Fund	50.00%	33.33%
Hypothetical number of units of Fund Component 1 in the Fund	5.00	3.33
Hypothetical contribution of Fund Component 1 to Digital Asset Holdings per Share (before fees)	$50.00	$33.33
Hypothetical units of Fund Component 1 bought (sold) during Rebalancing Period	—	(1.67)
Fund Component 2
Hypothetical average price per Fund Component 2 held by the Fund	$10.00	$10.00
Hypothetical average weight of Fund Component 2 in the Fund	50.00%	33.33%
Hypothetical number of units of Fund Component 2 in the Fund	5.00	3.33
Hypothetical contribution of Fund Component 2 to Digital Asset Holdings per Share (before fees)	$50.00	$33.33
Hypothetical units of Fund Component 2 bought (sold) during Rebalancing Period	—	(1.67)
Fund Component 3
Hypothetical average price per Fund Component 3 held by the Fund	—	$10.00
Hypothetical average weight of Fund Component 3 in the Fund	—	33.33%
Hypothetical number of units of Fund Component 3 in the Fund	—	3.33
Hypothetical contribution of Fund Component 3 to Digital Asset Holdings per Share (before fees)	—	$33.33
Hypothetical units of Fund Component 3 bought (sold) during Rebalancing Period	—	3.33
Hypothetical Digital Asset Holdings per Share (before fees)	$100.00	$100.0

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of June 30, 2021, each Share represented approximately 0.0005 BTC, 0.0029 ETH, 0.0005 BCH, 0.0017 LTC, and 0.0097 LINK. Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. As of the end of the day on January 4, 2021, each Share represented 0.0005 BTC, 0.0029 ETH, 0.0005 BCH, and 0.0017 LTC. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Fund Construction Criteria. As of the end of the day on April 2, 2021, each Share represented 0.0005 BTC, 0.0029 ETH, 0.0005 BCH, 0.0017 LTC, and 0.0097 LINK. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund Construction Criteria. As of the end of the day on July 1, 2021, each Share represented 0.0004 BTC, 0.0026 ETH, 0.0005 BCH, 0.0016 LTC, 0.0105 LINK, and 0.7107 ADA. The logistics of accepting, transferring and safekeeping of digital assets are dealt with by the Manager and the Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security. The Shares have certain other key characteristics, including the following:

•

Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Manager believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use digital assets by using the Shares instead of directly purchasing and holding digital assets, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of digital assets.

•

Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Fund and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Manager. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Manager believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Fund will not hold or employ any derivative securities. Furthermore, the value of the Fund’s assets will be reported each day on https://grayscale.com/products/grayscale-digital-large-cap-fund/.

•

Minimal Credit Risk. The Shares represent an interest in actual digital assets owned by the Fund. The Fund’s digital assets are not subject to borrowing arrangements with third parties or to counterparty or credit risks. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.

•

Safekeeping System. The Custodian has been appointed to control and secure the digital assets for the Fund using offline storage, or “cold storage,” mechanisms to secure the Fund’s private key “shards.” The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Fund differentiates itself from competing digital asset financial vehicles, to the extent that such digital asset financial vehicles may develop, in the following ways:

•

Custodian. The Custodian that holds the private key shards associated with the Fund’s digital assets is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.

•

Cold Storage of Private Keys. The private key shards associated with the Fund’s digital assets are kept in cold storage, which means that the Fund’s digital assets are disconnected and/or deleted entirely from the internet. See “Custody of the Fund’s Digital Assets” for more information relating to the storage and retrieval of the Fund’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.

•

Location of Private Vaults. Private key shards associated with the Fund’s digital assets are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

•

Enhanced Security. Transfers from the Fund’s Digital Asset Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Fund’s digital assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Fund to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Fund’s digital assets.

•

Custodian Audits. The Custodian has agreed to allow the Fund and the Manager to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

•

Directly Held Digital Assets. The Fund directly owns actual digital assets held through the Custodian. The direct ownership of digital assets is not subject to counterparty or credit risks. This may differ from other digital asset financial vehicles that provide digital assets exposure through other means, such as the use of financial or derivative instruments.

•	Manager’s Fee. The Manager’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Fund

Except as described below, the activities of the Fund are limited to (i) issuing Baskets in exchange for Fund Components and cash transferred to the Fund as consideration in connection with the creations, (ii) transferring or selling Fund Components and Forked Assets as necessary to cover the Manager’s Fee and/or any Additional Fund Expenses, (iii) transferring Fund Components and cash in exchange for Baskets surrendered for redemption (subject to obtaining regulatory approval from the SEC and approval from the Manager), (iv) causing the Manager to sell Fund Components and Forked Assets on the termination of the Fund, (v) making distributions of Forked Assets or cash from the sale thereof and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the LLC Agreement, the Custodian Agreement, the Index License Agreement and the Participant Agreements.

In addition, the Fund may engage in any lawful activity necessary or desirable, including in order to facilitate shareholders’ access to Forked Assets or for Staking or lending the Fund Property, provided that such activities do not conflict with the terms of the LLC Agreement. At this time, however, the Fund does not currently engage in, nor does it intend to engage in, any Staking or lending activities related to the Fund Property. In the future, any value created from such activities will be included in the NAV or Digital Asset Holdings calculation, or will be used to pay the Fund’s expenses.

Other than through the quarterly rebalancing described below, the Manager does not intend to actively manage the Fund portfolio in response to price changes in the Fund Components held by the Fund at any given time.

Although it has no current plans to do so, in the future the Fund may engage in Staking Activities, Governance Activities or lending activities involving the lending of Fund Components or Fund assets in a manner consistent with the LLC Agreement.

•

Staking Activities include (i) using, or permitting to be used, in any manner, directly or indirectly, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Fund Components, by making any portion of the Fund Components available to any third party or by entering into any similar arrangement with a third party), any portion of the Fund Components in a proof-of-stake or other type of validation protocol, (ii) accepting any Staking Consideration and (iii) holding any other staking consideration accepted by the Fund pursuant to clause (ii) for not more than 30 days after the Fund’s receipt thereof, pending the use of such other staking consideration for payment of Additional Fund Expenses or distribution to the shareholders.

•

Governance Activities include using, or permitting to be used, in any manner, directly or indirectly, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Fund Components, by making any portion of the Fund Components available to any third party or by entering into any similar arrangement with a third party), any portion of the Fund Components in a protocol in which token holders participate in the governance of the network.

The mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that allows for token holders to participate in governance shall not be considered to be Staking Activities or Governance Activities.

Any value created from Staking Activities, Governance Activities or lending activities involving the lending of Fund Components or Fund assets would be included in the NAV or Digital Asset Holdings Calculation, or used to pay the Fund’s expenses.

Secondary Market Trading

While the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components held by the Fund as determined by reference to the Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Digital Asset Holdings per Share. The amount of the discount or premium in the trading price relative to the Digital Asset Holdings per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Exchanges. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Exchanges. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Exchange is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Digital Asset Industry and Market

Digital assets are created and transmitted through the operations of peer-to-peer Digital Asset Networks, which are decentralized networks of computers that operate on cryptographic protocols. No single entity owns or operates any Digital Asset Network, the infrastructure of which is collectively maintained by a decentralized user base. Digital Asset Networks allow people to exchange tokens of value, which are recorded on public transaction ledgers known as a blockchain.

Digital Asset Networks are decentralized and do not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of their tokens. Rather, such digital assets are created and allocated by the Digital Asset Network’s protocol, for example through a “mining” “staking” or other validating process. Most commonly, new digital assets are created and awarded to the miners, stakers or validators of a block in the digital asset’s blockchain for verifying transactions. In other instances, all of the Digital Asset Network’s tokens are created upon the Digital Asset Network’s launch and may be used to pay transaction fees to validators. See “Market Participants—Miners and Validators” for more detail. A digital asset’s blockchain is effectively a decentralized database that includes all blocks that have been mined by miners, stakers or validators and it is updated to include new blocks as they are mined. Each digital asset transaction is broadcast to the Digital Asset Network and, when included in a block, recorded in the digital asset blockchain. As each new block records outstanding digital asset transactions, and outstanding transactions are settled and validated through such recording, the digital asset blockchain represents a complete, transparent and unbroken history of all transactions of the Digital Asset Network.

The value of a digital asset is determined by the supply of and demand for such digital asset on Digital Asset Exchanges or in private end-user-to-end-user transactions. Digital assets can be used to pay for goods and services or can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges or in individual end-user-to-end-user transactions under a barter system. Additionally, digital assets can be used to pay for transaction fees to miners, stakers or validators for verifying transactions on the Digital Asset Network. Digital Asset Networks can also be used for more complex purposes. For example, the Ethereum network allow users to run smart contracts, which are general purpose code that autonomously executes on every computer on the relevant network and can instruct the transmission of information and value to facilitate, verify and enforce the negotiation and performance of contracts.

Composition of the Digital Asset Market

As of June 30, 2021, there were over 10,000 digital assets tracked by CoinMarketCap.com, one of the most widely used price aggregators for digital assets. The Fund uses information from CoinMarketCap.com for purposes of calculating compliance with the Fund’s Target Coverage Ratio. According to CoinMarketCap.com, it identifies which digital assets to track based on three guiding principles:

Credibility: Is the party requesting an asset to be tracked able to substantiate their request with supporting evidence.

Verification: Is CoinMarketCap.com able to verify the information from credible and independently verifiable sources.

Methodology: Is this request in accordance with CoinMarketCap.com’s methodology, as described more fully in its listing criteria.

Market capitalization of a digital asset is calculated by multiplying the existing reference price of the digital asset by the current circulating supply. The Fund uses this information for purposes of satisfying the Fund Construction Criteria, including the Target Coverage Ratio. As of June 30, 2021, total market-capitalization according to CoinMarketCap.com was approximately $1,334.6 billion, of which the Fund represented approximately 74.5%, or $994.1 billion. As of June 30, 2021, the respective portfolio weighting of each Fund Component was 69.5% Bitcoin, 27.7% Ethereum, 1.0% Bitcoin Cash, 1.0% Litecoin, and 0.8% Chainlink, respectively.

The first digital asset to gain mass adoption was Bitcoin. Bitcoin is currently the largest digital asset with a market capitalization of $656.9 billion as of June 30, 2021 and is widely considered the most prominent digital asset.

While Bitcoin possesses the “first-to-market” advantage and has captured the significant portion of the industry’s market share, Bitcoin is not the only type of digital asset founded on cryptography; Ethereum, Bitcoin Cash and Litecoin are just a few examples of Bitcoin alternatives. These and other digital assets may offer certain variations or enhancements of blockchain technology that enable them to serve purposes beyond acting as a means of payment.

For example, Zcash, Monero, Dash and Zen are examples of digital assets whose primary differentiating attributes revolve around enhanced levels of confidentiality and privacy as compared to Bitcoin. On the other hand, Ethereum and Ethereum Classic’s distinguishing characteristic is that they allow users to program smart contracts that can run on their networks. A smart contract is general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. The use of smart contracts on the Ethereum and Ethereum Classic networks, for example, is one of a number of projects intended to expand the application of blockchain technology beyond just a peer-to-peer money system.

The top digital assets by market capitalization that met the Fund Construction Criteria as of June 30, 2021 are detailed below:

Asset	Symbol	Market Cap (billions)	Circulating Supply (millions)	Maximum Supply (millions)
Bitcoin	BTC	$656.9	18.7	21
Ether	ETH	$265.0	116.5	N/A
Cardano	ADA	$44.2	31,946.3	45,000
Bitcoin Cash	BCH	$9.9	18.8	21
Litecoin	LTC	$9.6	66.8	84
Chainlink	LINK	$8.5	435.5	1,000

According to CoinMarketCap.com’s calculations, as of June 30, 2021, Bitcoin, Ethereum, Cardano, Bitcoin Cash, Litecoin and Chainlink represented approximately 49%, 20%, 3%, 1%, 1%, and 1% of the total market capitalization of all digital assets tracked by Coinmarketcap.com that are not pegged to another asset, respectively.

In 2020 the SEC filed a complaint against the promoters of XRP alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. In addition, major digital asset trading platforms announced that they would delist XRP from their platforms. On December 30, 2020, the Authorized Participant of the Fund, announced that effective January 15, 2021, at 5:00 p.m. ET, it would temporarily suspend trading for XRP. As a result, during the Fund’s quarterly review, and effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. On April 6, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria.

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria. See “Item 15. Financial Statements and Exhibits—Note 11. Subsequent Events” for a description of the portfolio rebalancing.

Bitcoin

Bitcoin (“Bitcoin” or “BTC”) is a digital asset that is created and transmitted through the operations of the peer-to-peer Bitcoin network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin network allows people to exchange tokens of value, called Bitcoin, which are recorded on a public transaction ledger known as a blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges that trade Bitcoin or in individual end-user-to-end-user transactions under a barter system.

The Bitcoin network was initially contemplated in a white paper that also described Bitcoin and the operating software to govern the Bitcoin network. The white paper was purportedly authored by Satoshi Nakamoto. However, no individual with that name has been reliably identified as Bitcoin’s creator, and the general consensus is that the name is a pseudonym for the actual inventor or inventors. The first Bitcoins were created in 2009 after Nakamoto released the Bitcoin network source code (the software and protocol that created and launched the Bitcoin network). The Bitcoin network has been under active development since that time by a group of engineers known as core developers. The core developers are able to access, and can alter, the Bitcoin network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin network’s source code. The release of updates to the Bitcoin network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code is effective only with respect to the Bitcoin users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.”

Core development of the Bitcoin network source code has increasingly focused on modifications of the Bitcoin network protocol to increase speed and scalability and also allow for non-financial, next generation uses. For example, following the recent activation of Segregated Witness on the Bitcoin network, an alpha version of the Lightning Network was released. The Lightning Network is an open-source decentralized network that enables instant off-blockchain transfers of the ownership of Bitcoin without the need of a trusted third party. The system utilizes bidirectional payment channels that consist of multi-signature addresses. One on-blockchain transaction is needed to open a channel and another on-blockchain transaction can close the channel. Once a channel is open, value can be transferred instantly between counterparties who are engaging in real Bitcoin transactions without broadcasting them to the Bitcoin network. New transactions will replace previous transactions and the counterparties will store everything locally as long as the channel stays open to increase transaction throughput and reduce computational burden on the Bitcoin network. Other efforts include increased use of smart contracts and distributed registers built into, built atop or pegged alongside the Bitcoin blockchain. For example, the white paper for Blockstream, an organization that includes core developer Pieter Wuille, calls for the use of “pegged sidechains” to develop programming environments that are built within Bitcoin blockchain ledgers that can interact with and rely on the security of the Bitcoin network and the Bitcoin blockchain, while remaining independent from them. Open-source projects such as RSK are a manifestation of this concept and seek to create the first open-source, smart contract platform built on the Bitcoin blockchain to enable automated, condition-based payments with increased speed and scalability. The Fund’s activities will not directly relate to such projects, though such projects may utilize Bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for Bitcoin and the utility of the Bitcoin network as a whole. Conversely, projects that operate and are built within the Blockchain may increase the data flow on the Bitcoin network and could either “bloat” the size of the Bitcoin blockchain or slow confirmation times. At this time, such projects remain in early stages and have not been materially integrated into the Bitcoin blockchain or the Bitcoin network.

The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain. Currently, the fixed reward for solving a new block is 6.25 Bitcoin per block and this is expected to decrease by half to become 3.125 Bitcoin after the next 210,000 blocks have entered the Bitcoin network, which is expected to be May 2024. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. Estimates of when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Ethereum

Ethereum (“Ether” or “ETH”) is a digital asset that is created and transmitted through the operations of the peer-to-peer Ethereum network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum network, the infrastructure of which is collectively maintained by a decentralized user base. The Ethereum network allows people to exchange tokens of value, called Ethereum, which are recorded on a public transaction ledger known as a blockchain. ETH can be used to pay for goods and services, including computational power on the Ethereum network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Ethereum network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ETH on the Ethereum network. Smart contract operations are executed on the Ethereum blockchain in exchange for payment of ETH. The Ethereum network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Ethereum network was originally described in a 2013 white paper by Vitalik Buterin, a programmer involved with Bitcoin, with the goal of creating a global platform for decentralized applications powered by smart contracts. The formal development of the Ethereum network began through a Swiss firm called Ethereum Switzerland GmbH in conjunction with several other entities. Subsequently, the Ethereum Foundation, a Swiss non-profit organization, was set up to oversee the protocol’s development. The Ethereum network went live on July 30, 2015.

Smart Contracts and Development on the Ethereum Network

Smart contracts are programs that run on a blockchain that can execute automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights. Using smart contracts, users can send or receive digital assets, create markets, store registries of debts or promises, represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets.

Development on the Ethereum network involves building more complex tools on top of smart contracts, such as decentralized apps (DApps) and organizations that are autonomous, known as decentralized autonomous organizations (DAOs). For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

Moreover, the Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of June 30, 2021, a majority of digital assets were built on the Ethereum network, with such assets representing a significant amount of the total market value of all digital assets.

The Ethereum network operates on a proof-of-work model and the supply of new ETH is mathematically controlled so that the number of ETH grows at a limited rate pursuant to a pre-set schedule. ETH issuances are currently capped at 16 million ETH per year or 2 ETH per block, but there is no aggregate cap on the total number of ETH outstanding. On August 4, 2021, the Ethereum network was upgraded via the London fork which notably contained EIP-1559, a protocol upgrade that implemented an ETH burn on every mined block. Since the implementation, over 347,000 ETH have been burned resulting in a 53% reduction in new token issuance. The upgrade has also made ETH blocks deflationary at times, meaning more than 2 ETH were burned in a single block. In 2021 or 2022, the Ethereum network may switch from proof-of-work to a new proof-of-stake consensus algorithm under development, called Casper. The attributes of the new consensus algorithm are subject to change, but the new algorithm may implement a maximum cap on total ETH issuance.

More recently, the Ethereum network has been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. As of June 30, 2021 approximately 2.4 million ETH were locked up as collateral on DeFi platforms.

Cardano

Cardano (“ADA”) is a digital asset that is created and transmitted through the operations of the peer-to-peer Cardano network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Cardano network, the infrastructure of which is collectively maintained by a decentralized user base. The Cardano network allows people to exchange tokens of value, called ADA, which are recorded on a public transaction ledger known as a blockchain. ADA can be used to pay for goods and services, including computational power on the Cardano network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Cardano network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ADA on the Cardano network. When operational, smart contract operations are executed on the Cardano blockchain in exchange for payment of ADA. Like the Ethereum network, the Cardano network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system. On September 12, 2021, the Cardano network underwent the Alonzo upgrade to implement smart contracts on the protocol.

Cardano was founded by Charles Hoskinson, a co-founder of Ethereum, as a Proof-of-Stake alternative to the Proof-of-Work blockchains. The Proof-of-Stake consensus mechanism provides lower energy consumption in the validation of the network and potentially faster transaction times. Development of the Cardano network is overseen by the Cardano Foundation, a Swiss non-profit organization that administered the original network launch and token distribution. The Cardano Foundation has contracted IOHK, a company founded by Hoskinson, to continue building and maintaining the Cardano network.

Bitcoin Cash

Bitcoin Cash (“Bitcoin Cash” or “BCH”) is a derivative of Bitcoin that was created on August 1, 2017 in connection with a fork of Bitcoin. The fork was the result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. Whereas Bitcoin has a block size limit of 1MB and has activated a technical feature known as Segregated Witness for efficient and low cost off-blockchain scaling, BCH has a block size limit of 32MB and is primarily focused on on-blockchain scaling, with lower transaction fees. As a result of the hard fork, each holder of Bitcoin at the time of the fork received the same number of units of BCH as the number of Bitcoin it held at such time. BCH is now generally supported across most exchanges and wallet providers.

Because BCH shares the same codebase as Bitcoin, from a technical perspective, BCH is nearly identical in all respects to the version of Bitcoin that existed at the time of the fork. For that reason, the Bitcoin Cash network also made a few additional technical modifications, in order to address certain risks presented by an asset with such substantial similarities to Bitcoin. For example, because both the Bitcoin chain and the BCH chain use the same proof-of-work algorithm, miners can easily move between the two chains, depending on which asset is more profitable to mine at a given point in time. On November 13, 2017, the Bitcoin Cash network introduced an adjustment to the algorithm that controls mining difficulty because mining difficulty was fluctuating rapidly as large amounts of mining power continuously entered and exited the Bitcoin Cash network. Additionally, the Bitcoin Cash network introduced a new transaction signature function to guard against replay attacks, a certain type of attack that can occur after a hard fork, in which transactions from one network are rebroadcast to nefarious effect on the other network.

Similar to the Bitcoin network, the Bitcoin Cash network operates on a proof-of-work model and the supply of new BCH is mathematically controlled so that the number of BCH grows at a limited rate pursuant to a pre-set schedule. This deliberately controlled rate of BCH creation means that the number of BCH in existence will increase at a controlled rate until the number of BCH in existence reaches the pre-determined 21 million BCH. Estimates of when the 21 million BCH limitation will be reached range from at or near the year 2140.

Litecoin

Litecoin (“Litecoin” or “LTC”) is a derivative of Bitcoin that was created in late 2011 by Charlie Lee, a former Google employee, in connection with a fork of Bitcoin. Although Litecoin is thus very similar to Bitcoin, there are several key differences between the Litecoin network and the Bitcoin network. These differences include a block generation time of approximately two and a half minutes for LTC as compared to ten minutes for Bitcoin, and a cap on the number of coins that will be created of 84 million LTC, as compared to 21 million for Bitcoin. As a result of these differences, transactions using LTC occur four times faster than transactions using Bitcoin and at a lower cost. Litecoin also implemented scrypt, a distinct hashing algorithm different from Bitcoin’s SHA-256 hashing algorithm, which results in less centralized mining hash power.

Similar to the Bitcoin network, the Litecoin network operates on a proof-of-work model and the supply of new LTC is mathematically controlled so that the number of LTC grows at a limited rate pursuant to a pre-set schedule. However, unlike Bitcoin, the number of LTC awarded for solving a new block is automatically halved after every 840,000 blocks are added to the Litecoin blockchain. Currently, the fixed reward for solving a new block is 12.5 LTC per block and this is expected to decrease by half to become 6.25 LTC after the next 840,000 blocks since the last reward reduction have entered the Litecoin network, which is expected to be August 2023. This deliberately controlled rate of LTC creation means that the number of LTC in existence will increase at a controlled rate until the number of LTC in existence reaches the pre-determined 84 million LTC. Estimates of when the 84 million LTC limitation will be reached range from at or near the year 2140.

Chainlink

Chainlink (“Chainlink” or “LINK”) is an ERC-677 token that serves as the native digital currency for the Chainlink Network, a decentralized “oracle” platform that is a subnetwork on the Ethereum Network. An oracle is a service that shares data between the off-chain world and on-chain decentralized applications (dApps). The project was created by SmartContract.com, a company founded in 2014 by Sergey Nazarov and Steve Ellis to create a bridge between external data and public blockchains. In 2017, SmartContract.com introduced Chainlink, a decentralized network aimed to link real world data and public blockchains by connecting smart contracts to off-chain data for markets, events, and payments. LINK is used as a payment token within the Chainlink ecosystem and as the necessary collateral for node operators that want to provide data services. This collateral function is an optional feature of LINK that allows operators the ability to earn additional income.

The Chainlink Network consists of three main blockchain components: oracle selection, data reporting, and result aggregation.

Oracle Selection: A user looking for data providers (oracles) specifies the requirements in a service level agreement (“SLA”). SLA parameters include the desired number of oracles, the desired reputation of the oracles, and the types of requested data. A reputation contract tracks service-provider performance metrics. Relevant provider metrics are: total number of assigned requests, total number of completed requests, total number of accepted requests, average time to respond, and total amount of penalty payments. An order-matching contract uses the proposed SLA, logs its associated parameters, and collects bids from oracle providers that satisfy the requirements. If the SLA needs to be automated for a dynamic data load, it will interact with the order matching system where an oracle can bid on the contract. Using reputation maintained on-chain, users can manually filter and select oracles by using an off-chain listing service.

Data Reporting: Once the SLA has been finalized, off-chain oracles execute and report data back to the Blockchain to be utilized by the user. Chainlink consists of a network of nodes that acts as a bridge between off-chain data and the Ethereum blockchain.

Result Aggregation: Once the oracles reveal their results, an aggregating contract analyzes the results and reports to the reputation contract. Results are evaluated on the timeliness and correctness of data delivery. Detecting incorrect results is a unique problem for each data feed. For this reason, each purchaser may specify a customized contract to verify the data. These results feed into the reputation system which helps future users evaluate the data providers.

The LINK token is used to pay Chainlink node operators for oracle services. For a smart contract on Ethereum to use a Chainlink node, it will have to pay the node using LINK. Chainlink nodes may also stake LINK as collateral as a way of insuring the data delivery service. This staking functionality is optional.

Forks and Airdrops

A “hard fork” of a Digital Asset Network occurs when there is a disagreement among users and miners over modifications to a Digital Asset Network, which are typically made through software upgrades and subsequently accepted or rejected through downloads or lack thereof of the relevant software upgrade by users. If less than a substantial majority of users and miners consent to a proposed modification, and the modification is not compatible with the software prior to its modification, a fork in the blockchain results, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork is the existence of two versions of the relevant Digital Asset Network running in parallel, yet lacking interchangeability. After a fork, holders of the original digital asset typically end up holding equal amounts of the original digital asset and the new digital asset.

For example, in July 2017, Bitcoin “forked” into Bitcoin and a new digital currency, Bitcoin Cash, as a result of a several-year dispute over how to increase the speed and number of transactions that the Bitcoin network can process in a given time interval (i.e., transaction throughput).

Forks may also occur after a significant security breach. For example, in June 2016, a smart contract developed and deployed on the Ethereum network was hacked and approximately $60 million worth of ETH were stolen, which resulted in most participants in the Ethereum ecosystem electing to adopt a hard fork that effectively reversed the hack. However, a minority of users continued to develop the old blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain referred to as ETC. Ethereum Classic remains traded on several Digital Asset Exchanges.

Additionally, a fork could be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run for any given digital asset. Such a fork could adversely affect the digital asset’s viability. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the network while resisting community-led efforts to merge the two chains, resulting in a permanent fork.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free simply by virtue of having held the original digital asset at a certain point in time leading up to the airdrop. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned Bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens.

Fund Component Value

Digital Asset Exchange Valuation

The value of digital assets is determined by the value that various market participants place on digital assets through their transactions. The most common means of determining the value of a digital asset is by surveying one or more Digital Asset Exchanges where the digital asset is traded publicly and transparently (e.g., Bitstamp, Coinbase Pro, Kraken, LMAX Digital, and Binance.US). Additionally, there are over-the-counter dealers or market makers that transact in digital assets.

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, digital assets are traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro or by the cryptocurrency Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of June 30, 2021, the Digital Asset Exchanges included in the Digital Asset Reference Rates are Coinbase Pro, Bitstamp, Kraken, LMAX Digital and Binance.US. As further described below, each of these Digital Asset Exchanges are in compliance with applicable U.S. federal and state licensing requirements and practices regarding AML and KYC regulations.

Coinbase Pro: A U.S.-based exchange registered as a money services business (“MSB”) with FinCen and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states.

Bitstamp: A U.K.-based exchange registered as an MSB with FinCen and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states.

Kraken: A U.S.-based exchange registered as an MSB with FinCen and licensed as money transmitter in various U.S. states. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based exchange registered as a broker with FCA. LMAX Digital does not hold a BitLicense.

Binance.US: A U.S.-based exchange registered as a MSB with FinCen and licensed as money transmitter in various U.S. states. Binance.US does not hold a BitLicense.

The below tables reflect the trading volume in Fund Components and market share of the Fund Component-U.S. dollar trading pairs of each of the Digital Asset Exchanges eligible for inclusion in the Digital Asset Reference Rates from February 1, 2018 (date of the first Creation Basket of the Fund) to June 30, 2021, using data reported by each Reference Rate Provider:

Bitcoin Exchanges included in the Digital Asset Reference Rate as of June 30, 2021	Volume (BTC)	Market Share[1]
Coinbase Pro	19,150,028	22.94%
Bitstamp	10,851,216	13.00%
Kraken	8,033,416	9.62%
LMAX Digital	5,336,911	6.39%
Total U.S. Dollar-BTC trading pair	43,371,571	51.95%

(1)

Market share is calculated using trading volume (in Bitcoins) provided by the Reference Rate Provider which include, Coinbase Pro, Bitstamp, Kraken and LMAX Digital, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate including Binance.US (data included from April 1, 2020), Bitfinex, Bitflyer (data included from December 24, 2018), Bittrex (data included from July 31, 2018), Eris X (data included from October 1, 2020), Gemini, itBit, and OKCoin.

Ethereum Exchanges included in the Digital Asset Reference Rate as of June 30, 2021	Volume (ETH)	Market Share[1]
Coinbase Pro	221,238,880	27.37%
Kraken	102,197,899	12.65%
Bitstamp	62,693,438	7.76%
LMAX Digital	39,144,377	4.84%
Total U.S. Dollar-ETH trading pair	425,274,594	52.62%

(1)

Market share is calculated using trading volume (in ETH) provided by the Reference Rate Provider which include, Coinbase Pro, Bitstamp, Kraken and LMAX Digital, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate including Binance.US (data included from April 1, 2020), Bitfinex, Bittrex (data included from July 31, 2018), Eris X (data included from October 1, 2020), Gemini, OKCoin (data included from December 25, 2018), and itBit (data included from December 27, 2018).

Bitcoin Cash Exchanges included in the Digital Asset Reference Rate as of June 30, 2021	Volume (BCH)	Market Share[1]
Coinbase Pro	55,846,587	39.34%
Kraken	14,833,523	10.45%
Bitstamp	11,938,413	8.41%
LMAX Digital	4,976,565	3.51%
Total U.S. Dollar-BCH trading pair	87,595,088	61.71%

(1)

Market share is calculated using trading volume (in BCH) provided by the Reference Rate Provider which include, Coinbase Pro, Kraken, Bitstamp and LMAX Digital, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate, including Binance.US (data included from April 1, 2020), Bitfinex, Bittrex (data included from March 13, 2019), Eris X (data included from October 1, 2020), Gemini (data included from January 8, 2019), and itBit (data included from April 1, 2021).

Litecoin Exchanges included in the Digital Asset Reference Rate as of June 30, 2021	Volume (LTC)	Market Share[1]
Coinbase Pro	366,675,394	42.25%
Bitstamp	71,034,308	8.19%
Kraken	49,328,117	5.68%
LMAX Digital	34,057,646	3.92%
Total U.S. Dollar-LTC trading pair	521,095,465	60.04%

(1)

Market share is calculated using trading volume (in LTC) provided by the Reference Rate Provider which include, Coinbase Pro, Bitstamp, Kraken, and LMAX Digital as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate, including Binance.US (data included from April 1, 2020), Bitfinex, Eris X (data included from October 1, 2020), Gemini (data included from October 25, 2018), Bittrex (data included from March 13, 2019), itBit (data included from April 1,2021) and OKCoin (data included from July 1, 2018).

Chainlink Exchanges included in the Digital Asset Reference Rate as of June 30, 2021[2]	Volume (LINK)	Market Share[1]
Coinbase Pro	359,013,236	72.95%
Kraken	55,836,956	11.34%
Bitstamp	45,494,618	9.24%
Binance.US	31,770,654	6.46%
Total U.S. Dollar-LINK trading pair	492,115,464	99.99%

(1)

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. As such, the table reflects the trading volume in LINK and market share of the LINK-U.S. dollar trading pairs of each of the Digital Asset Exchanges eligible for inclusion in the Digital Asset Reference Rates from April 2, 2021 to June 30, 2021, using data reported by the Reference Rate Provider.

(2)	Market share is calculated using trading volume (in LINK) provided by the Reference Rate Provider which include, Coinbase Pro, Kraken, Bitstamp, and Binance.US.

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria. See “Item 15. Financial Statements and Exhibits—Note 11. Subsequent Events” for a description of the portfolio rebalancing.

The domicile, regulation and legal compliance of the Digital Asset Exchanges used to determine the Digital Asset Reference Rate vary. For example, in 2017, the Reference Rate Provider removed two then-Constituent Exchanges—OKCoin and Bitfinex. OKCoin was removed after it suspended withdrawals of Bitcoin following a statement from the People’s Bank of China that instructed institutions not to provide cryptocurrency-related banking services. The Reference Rate Provider also removed Bitfinex, after it announced an indefinite pause on USD withdrawals and deposits on its exchange. Information regarding each Digital Asset Exchange may be found, where available, on the websites for such Digital Asset Exchanges, among other places.

Although each Digital Asset Reference Rate is designed to accurately capture the market price of the digital asset it tracks, third parties may be able to purchase and sell such digital assets on public or private markets not included among the constituent Digital Asset Exchanges of such Digital Asset Reference Rate, and such transactions may take place at prices materially higher or lower than the Digital Asset Reference Rate. Moreover, there may be variances in the prices of digital assets on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges.

For example, based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2021, the maximum differential between the 4:00 p.m., New York time spot price of Bitcoin on any single Digital Asset Exchange included in the Index and the Reference Rate was 8.50% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Digital Asset Reference Rate was 8.47%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Reference Rate was 0.34%. Further, on any given day during the twelve months ended June 30, 2021, the maximum differential between the 4:00 p.m., New York time spot price of Ethereum on any single Digital Asset Exchange included in the Index and the Reference Rate was 16.25% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Digital Asset Reference Rate was 16.15%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Reference Rate was 0.55%. The timeframe chosen reflects the longest continuous period during which the Digital Asset Exchanges that are currently included in the Index have been constituents. All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Fund Components.

Digital Asset Reference Rates

The Fund values its digital assets for operational purposes by reference to the Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. The Digital Asset Reference Rate for each Fund Component at any time is the Index Price for such Fund Component, if the Reference Rate Provider in its sole discretion determines that it is able to determine such Index Price, or if not, the Indicative Price for such Fund Component as of 4:00 pm, New York time, on the most recent business day, as determined by the Reference Rate Provider.

•

The Indicative Price is a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider.

•

The Index Price is determined by the Reference Rate Provider based on the corresponding Indicative Price through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume for such Fund Component at each venue relative to the observable set. The Reference Rate Provider is able to calculate the Index Price for a particular Fund Component if the Reference Rate Provider determines in its sole discretion that sufficient current and historical trade data inputs exist for such Fund Component in order to generate such Index Price using the Reference Rate Provider’s algorithms.

Each Digital Asset Reference Rate is a U.S. dollar- or BTC-denominated composite reference rate for the price of the applicable digital asset. Each Digital Asset Reference Rate that is an Index Price is designed to (1) mitigate instances of fraud, manipulation and other anomalous trading activity, (2) provide a real-time, volume-weighted fair value of the applicable digital asset and (3) appropriately handle and adjust for non-market related events.

As of June 30, 2021, the Digital Asset Reference Rate for each Fund Component is an Index Price.

Constituent Exchange Selection

The Constituent Exchanges used to derive Digital Asset Reference Rates are selected by the Reference Rate Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below:

•

Compliance with applicable U.S. federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations (i.e., a U.S.-Compliant Exchange), based on review of the exchanges’ publicly disclosed policies and guidelines

•	Publicly known ownership
•	No restrictions on deposits and/or withdrawals of Fund Components
•	No restrictions on deposits and/or withdrawals of U.S. dollars
•	Reliably displays new trade prices and volumes on a real-time basis through APIs
•	Programmatic trading of the indexed asset’s spot price
•	Liquid market in the indexed asset’s spot price
•	Trading volume must represent a minimum of total eligible trading volumes (5% for U.S. exchanges and 10% non-U.S. exchanges)
•

Discretion of the Reference Rate Provider’s analysts, which applies to both the inclusion and exclusion of such exchanges. The Reference Rate Provider would only use this discretion to include or exclude an exchange in order to ensure the integrity of the Digital Asset Reference Rate; to date, the Reference Rate Provider has not exercised such discretion.

A Digital Asset Exchange is removed from the Constituent Exchanges when it no longer satisfies the criteria for inclusion. The Reference Rate Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Exchanges. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Digital asset derivative markets are also not currently included as the markets remain relatively thin. While the Reference Rate Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Reference Rate Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of digital asset derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Reference Rate Provider and the Manager have entered into an Index License Agreement governing the Manager’s use of the Digital Asset Reference Rates that are Index Prices. The Reference Rate Provider may adjust the calculation methodology for a Digital Asset Reference Rate without notice to, or consent of, the Fund or its shareholders. The Reference Rate Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Reference Rate Provider has sole discretion over the determination of Digital Asset Reference Rates and may change the methodologies for determining the Digital Asset Reference Rates from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Digital Asset Reference Rates in the Fund’s current reports and will be notified of all other changes that the Manager considers significant in the Fund’s periodic reports. The Fund will determine the materiality of any changes to the Digital Asset Reference Rates on a case-by-case basis, in consultation with external counsel.

The Reference Rate Provider may change the trading venues that are used to calculate a Digital Asset Reference Rate or otherwise change the way in which a Digital Asset Reference Rate is calculated at any time. For example, the Reference Rate Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the criteria described above. The Reference Rate Provider does not have any obligation to consider the interests of the Manager, the Fund, the shareholders, or anyone else in connection with such changes. The Reference Rate Provider is not required to publicize or explain the changes or to alert the Manager to such changes. Although the Digital Asset Reference Rate methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Reference Rate Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of Digital Asset Reference Rates

As of June 30, 2021, all of the Digital Asset Reference Rates are Index Prices. When applicable, the Digital Asset Reference Rate applies an algorithm to the 24-hour volume-weighted average price of the applicable Fund Component on the Constituent Exchanges calculated on a per second basis. Each Digital Asset Reference Rate’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Exchanges:

•

Volume Weighting: Constituent Exchanges with greater liquidity receive a higher weighting in each Digital Asset Reference Rate, increasing the ability to execute against (i.e., replicate) such Digital Asset Reference Rate in the underlying spot markets.

•

Price-Variance Weighting: Each Digital Asset Reference Rate reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Exchanges. As the price at a Constituent Exchange diverges from the prices at the rest of the Constituent Exchanges, its weight in the Digital Asset Reference Rate consequently decreases.

•

Inactivity Adjustment: Each Digital Asset Reference Rate algorithm penalizes activity from any given Constituent Exchange. When a Constituent Exchange does not have recent trading data, its weighting in the Reference Rate is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Exchange resumes, the corresponding weighting for that Constituent Exchange is gradually increased until it reaches the appropriate level.

•

Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Digital Asset Reference Rate only includes executed trades in its calculation. Additionally, each Digital Asset Reference Rate only includes Constituent Exchanges that charge trading fees in order to attach a real, quantifiable cost to any manipulation attempts.

The Reference Rate Provider formally re-evaluates the weighting algorithm quarterly, but maintains discretion to change the way in which a Digital Asset Reference Rate is calculated based on its periodic review or in extreme circumstances. Each Digital Asset Reference Rate is designed to limit exposure to trading or price distortion of any individual Digital Asset Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Exchanges.

The Manager believes the Reference Rate Provider’s selection process for Constituent Exchanges as well as the methodology of each Digital Asset Reference Rate’s algorithm provides a more accurate picture of digital asset price movements than a simple average of Digital Asset Exchange spot prices, and that the weighting of digital asset prices on the Constituent Exchanges limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the digital asset spot market. By referencing multiple trading venues and weighting them based on trade activity, the Manager believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Digital Asset Reference Rate for a Fund Component becomes unavailable, or if the Manager determines in good faith that such Digital Asset Reference Rate does not reflect an accurate price for such Fund Component, then the Manager will, on a best efforts basis, contact the Reference Rate Provider to obtain the Digital Asset Reference Rate directly from the Reference Rate Provider. If after such contact such Digital Asset Reference Rate remains unavailable or the Manager continues to believe in good faith that such Digital

Asset Reference Rate does not reflect an accurate price for the relevant digital asset, then the Manager will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable.”

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for Bitcoin. The Constituent Exchanges for the Index Price of Bitcoin are Coinbase Pro, Kraken, LMAX Digital and Bitstamp. The Index Price algorithm, as described above, accounts for manipulation at the outset by only including data from executed trades on Constituent Exchanges that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Exchanges on the Index price as follows:

•

Volume Weighting: If the average hourly weighting for Coinbase Pro is 52.17%, which appropriately reflects the trading volume share of the Constituent Exchange relative to all the Constituent Exchanges during this same period, then the rest of the Constituent Exchanges, on average, will be appropriately weighted based on their trading volume share, with the equivalent averages being 11.88%, 24.46% and 11.49% for Kraken, LMAX Digital and Bitstamp respectively.

•

Inactivity Adjustment: Assume that a Constituent Exchange’s trading engine represented a 14% influence on the trading price of Bitcoin and then went offline for approximately two hours. The index algorithm automatically recognizes inactivity and de-weights that Constituent Exchange’s influence in the Index Price—for example, from 14% to 0%—until trading activity resumes. At which point it would re-weight the Constituent Exchange activity to a weight lower than its original weighting—for example, to 12%.

•

Price-Variance Weighting: Assume that for a one-hour period, Bitcoin’s execution prices on one Constituent Exchange were trading more than 7% higher than the average execution prices on another Constituent Exchange. The algorithm will automatically detect the anomaly and reduce that specific Constituent Exchange’s weighting to 0% for that one-hour period, ensuring a reliable spot reference unaffected by the localized event.

Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable

In case of the unavailability of both Indicative Prices and Index Prices for a particular Fund Component, the Manager will use the following cascading set of rules to calculate the Digital Asset Reference Rates for that Fund Component. For the avoidance of doubt, the Manager will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.

Digital Asset Reference Rate = The price set by the relevant Indicative Price or Index Price as of 4:00 p.m., New York time, on the valuation date. If the relevant Indicative Price or Index Price becomes unavailable, or if the Manager determines in good faith that such Indicative Price or Index Price does not reflect an accurate digital asset price, then the Manager will, on a best efforts basis, contact the Reference Rate Provider to obtain the Digital Asset Reference Rate directly from the Reference Rate Provider. If after such contact such Indicative Price or Index Price remains unavailable or the Manager continues to believe in good faith that such Indicative Price or Index Price does not reflect an accurate price for the relevant digital asset, then the Manager will employ the next rule to determine the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.

2.

Digital Asset Reference Rate = The volume-weighted average digital asset price for the immediately preceding 24-hour period at 4:00 p.m., New York time, on the trade date as published by a third party’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m. New York time, subject to the requirement that such data is calculated based upon a volume-weighted price obtained from Digital Asset Exchanges that include Constituent Exchanges (the “Source”). Subject to the next sentence, if the Source becomes unavailable (e.g., data sources from the Source for digital asset prices become unavailable, unwieldy or otherwise impractical for use) or if the Manager determines in good faith that the Source does not reflect an accurate price for the relevant digital asset, then the Manager will, on a best efforts basis, contact the Source in an attempt to obtain the relevant data. If after such contact the Source remains unavailable after such contact or the Manager continues to believe in good faith that the Source does not reflect an accurate digital asset price, then the Manager will employ the next rule to determine the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.

3.

Digital Asset Reference Rate = The volume-weighted average price as calculated by dividing the sum of the total volume of transactions in the relevant digital asset in U.S. dollar by the total volume of transactions in such digital asset, in each case for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on the trade date as published by a third party’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m. New York time, subject to the requirement that such data is calculated based upon a volume-weighted price obtained from the

Constituent Exchanges (the “Second Source”). Subject to the next sentence, if the Second Source becomes unavailable (e.g., data sources from the Second Source become unavailable, unwieldy or otherwise impractical for use) or if the Manager determines in good faith that the Second Source does not reflect an accurate price for the relevant digital asset, then the Manager will, on a best efforts basis, contact the Second Source in an attempt to obtain the relevant data. If after such contact the Second Source remains unavailable after such contact or the Manager continues to believe in good faith that the Second Source does not reflect an accurate digital asset price, then the Manager will employ the next rule to determine the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.

4.

Digital Asset Reference Rate = The volume-weighted average price as calculated by dividing the sum of the total volume of transactions in the relevant digital asset in U.S. dollar by the total volume of transactions in such digital asset, in each case for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on the trade date on the benchmark exchanges for such digital asset that represent at least 10% of the aggregate trading volume of the Digital Asset Exchange Market during the last 30 consecutive calendar days and that to the knowledge of the Manager are in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures (collectively, “Digital Asset Benchmark Exchanges”). If there are fewer than three individual Digital Asset Benchmark Exchanges each of which represent at least 10% of the aggregate trading volume on the Digital Asset Exchange Market for the relevant digital asset during the last 30 consecutive calendar days, then the Digital Asset Benchmark Exchanges that will serve as the basis for the Digital Asset Reference Rate calculation will be those Digital Asset Benchmark Exchanges that meet the above-described requirements, as well as one or more additional Digital Asset Exchanges, as selected by the Manager, that meets a monthly minimum trading volume requirement.

The Manager will review the composition of the exchanges that comprise the Digital Asset Benchmark Exchanges for the relevant digital asset at the beginning of each month in order to ensure the accuracy of such composition.

Subject to the next sentence, if one or more of the Digital Asset Benchmark Exchanges become unavailable (e.g., data sources from the Digital Asset Benchmark Exchanges become unavailable, unwieldy or otherwise impractical for use) or if the Manager determines in good faith that one or more Digital Asset Benchmark Exchanges do not reflect an accurate price for the relevant digital asset, then the Manager will, on a best efforts basis, contact the Digital Asset Benchmark Exchange that is experiencing the service outages in an attempt to obtain the relevant data. If after such contact one or more of the Digital Asset Benchmark Exchanges remain unavailable after such contact or the Manager continues to believe in good faith that one or more Digital Asset Benchmark Exchanges do not reflect an accurate digital asset price, then the Manager will employ the next rule to determine the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.

5.

Digital Asset Reference Rate = The Manager will use its best judgment to determine a good faith estimate of the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.

In the event of a fork, the Reference Rate Provider may calculate the Digital Asset Reference Rate based on a digital asset that the Manager does not believe to be the appropriate asset that is held by the Fund. In this event, the Manager has full discretion to use a different reference rate provider or calculate the Digital Asset Reference Rate itself using its best judgment.

Forms of Attack Against Digital Asset Networks

All networked systems are vulnerable to various kinds of attacks. As with any computer network, Digital Asset Networks contain certain flaws. For example, each Digital Asset Network of the Fund Components is vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for the applicable digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate such digital asset’s blockchain.

In addition, many Digital Asset Networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of digital assets. Any similar attacks on a Digital Asset Network of a Fund Component that impacts the ability to transfer such Fund Component could have a material adverse effect on the price of such Fund Component and the value of an investment in the Shares.

Market Participants

Miners and Validators

Miners range from digital asset enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to solve blocks (in the case of proof-of-work) or stake coins (in the case of proof-of-stake). When a pool mines a new block, the pool operator receives the digital asset and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to mine such block. Mining pools provide participants with access to smaller, but steadier and more frequent, digital asset payouts.

Proof-of-Work

Under a proof-of-work ecosystem, miners, through the use of a software program, engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm transactions included in that block’s data. The mathematical solution to add, or “solve,” a block is called a hash. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are incentivized to participate in proof-of-work ecosystems because the addition of a block creates new tokens of the applicable digital asset, which are awarded to miners that successfully solve the block.

The significant increase in the number of miners supporting the operations of Digital Asset Networks and the associated increase in mining capacity in recent years have radically increased the difficulty of finding a valid hash on any given digital asset’s network. In some respects, hashing is akin to a mathematical lottery, and miners that have devices with greater processing power (i.e., the ability to make more hash calculations per second) are more likely to be successful miners. Currently, the likelihood that an individual acting alone will be able to be solve a block, and thus be awarded digital currency tokens, is extremely low. As a result, although there are individual miners, the vast majority of mining is undertaken by professional mining operations and mining “pools,” which are groups of multiple miners that act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the pool operator receives the Bitcoin reward and, after taking a nominal fee, splits the resulting amount among the pool participants based on the processing power they each contributed to solve for such block.

Proof-of-Stake

Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, miners (sometimes called validators) risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining.”

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer digital asset transactions through the direct sending of the digital assets over Digital Asset Networks. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers, although the use of digital assets as a means of payment is still developing.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of digital assets. Bitstamp, Coinbase Pro, Kraken and LMAX Digital are some of the largest Digital Asset Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Fund, is a digital asset custodian that provides custodial accounts that store digital assets for users. As a Digital Asset Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for Digital Asset Networks.

Competition

More than 10,000 other digital assets have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While digital assets, including the Fund Components, have enjoyed some success in their limited history, the aggregate value of outstanding Fund Components, excluding Bitcoin, is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets.

Not a Regulated Commodity Pool

The Fund will not trade, buy, sell or hold digital asset derivatives, including digital asset futures contracts, on any futures exchange. The Fund is authorized solely to take immediate delivery of actual digital assets or cash. The Manager does not believe the Fund’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Fund will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold digital asset derivatives, including digital asset futures contracts, on any futures exchange. Investors in the Fund will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Fund’s activities. In addition, investors in the Fund will not benefit from the protections afforded to investors in digital asset futures contracts on regulated futures exchanges.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Exchange Market, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings may be classified as securities and that both those digital assets and initial coin offerings may be subject to securities regulations. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chairman of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chairman expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chairman called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Fund and the Shares—Regulatory changes or actions by U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “—A determination that a digital asset is a “security” may adversely affect the value of such digital asset and the value of the Shares if such digital asset is a Fund Component” and “—Changes in SEC policy could adversely impact the value of the Shares.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a Digital Asset Network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example:

•

China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Exchanges. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. In January 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.”

•

South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Exchanges that do not comply with specified processes. South Korea has also banned initial coin offerings.

•

The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.

•

The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the United States and globally, or otherwise negatively affect the value of digital assets held by the Fund. The effect of any future regulatory change on the Fund or the digital assets held by the Fund is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Fund and the Shares—Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.”

Cayman Islands

Anti-Money Laundering and Countering of Terrorist and Proliferation Financing

In order to comply with legislation or regulations aimed at the prevention of money laundering and the countering of terrorist and proliferation financing the Fund is required to adopt and maintain procedures, and may require prospective investors to provide evidence to verify their identity, the identity of their beneficial owners/controllers (where applicable), and source of funds. Where permitted, and subject to certain conditions, the Fund may also rely upon a suitable person for the maintenance of these procedures (including the acquisition of due diligence information) or otherwise delegate the maintenance of such procedures to a suitable person (a “Relevant AML Person”).

The Fund, or the Relevant AML Person on the Fund’s behalf, reserve the right to request such information as is necessary to verify the identity of a prospective investor (i.e. a subscriber for or a transferee of interests in the Fund) and the identity of their beneficial owners/controllers (where applicable), and their source of subscription funds. Where the circumstances permit, the Fund, or the Relevant AML Person on the Fund’s behalf, may be satisfied that full due diligence is not required upon subscription where a relevant exemption applies under applicable law. However, detailed verification information may be required prior to the payment of any proceeds in respect of, or any transfer of, an interest in the Fund.

In the event of delay or failure on the part of the prospective investor in producing any information required for verification purposes, the Fund, or the Relevant AML Person on the Fund’s behalf, may refuse to accept the application, or if the application has already occurred, may suspend or redeem the interest, in which case any funds received will, to the fullest extent permitted by applicable law, be returned without interest to the account from which they were originally debited.

The Fund or the Relevant AML Person on the Fund’s behalf, also reserves the right to refuse to make any redemption or distribution payment to a holder of Fund interests if the Fund or the Relevant AML Person on the Fund’s behalf suspect or are advised that the payment of redemption or distribution proceeds to such interest holder may be non-compliant with applicable laws or regulations, or if such refusal is considered necessary or appropriate to ensure the compliance by the Fund or the Relevant AML Person with any applicable laws or regulations.

The Authority has a discretionary power to impose substantial administrative fines upon the Fund in connection with any breaches by the Fund of prescribed provisions of the Anti-Money Laundering Regulations (2020 Revision) of the Cayman Islands, as amended and revised from time to time, and upon any manager or officer of the Fund who either consented to or connived in the breach, or to whose neglect the breach is proved to be attributable. To the extent any such administrative fine is payable by the Fund, the Fund will bear the costs of such fine and any associated proceedings.

If any person in the Cayman Islands knows or suspects or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering or is involved with terrorism or terrorist financing and property and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the Proceeds of Crime Law (2020 Revision) of the Cayman Islands if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA pursuant to the Terrorism

Law (2018 Revision) of the Cayman Islands if the disclosure relates to involvement with terrorism or terrorist financing and property. Such a report shall not be treated as a breach of confidence or of any restriction upon the disclosure of information imposed by any enactment or otherwise.

Investors may obtain details (including contact details) of the current AML Compliance Officer, Money Laundering Reporting Officer and Deputy Money Laundering Reporting Officer of the Fund, by contacting the Manager.

Sanctions

The Fund is subject to laws that restrict it from dealing with entities, individuals, organizations and/or investments which are subject to applicable sanctions regimes.

Accordingly, the Fund will require the subscriber to represent and warrant, on a continuing basis, that it is not, and that to the best of its knowledge or belief its beneficial owners, controllers or authorized persons (“Related Persons”) (if any) are not; (i) named on any list of sanctioned entities or individuals maintained by the US Treasury Department’s Office of Foreign Assets Control (“OFAC”) or pursuant to European Union (“EU”) and/or United Kingdom (“UK”) Regulations (as the latter are extended to the Cayman Islands by Statutory Instrument), (ii) operationally based or domiciled in a country or territory in relation to which sanctions imposed by the United Nations, OFAC, the EU and/or the UK apply, or (iii) otherwise subject to sanctions imposed by the United Nations, OFAC, the EU or the UK (including as the latter are extended to the Cayman Islands by Statutory Instrument) (collectively, a “Sanctions Subject”).

Where the subscriber or a Related Person is or becomes a Sanctions Subject, the Fund may be required immediately and without notice to the subscriber to cease any further dealings with the subscriber and/or the subscriber’s interest in the Fund until the subscriber or the relevant Related Person (as applicable) ceases to be a Sanctions Subject, or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”). The Fund and the Manager shall have no liability whatsoever for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by the subscriber as a result of a Sanctioned Persons Event.

In addition, should any investment made on behalf of the Fund subsequently become subject to applicable sanctions, the Fund may immediately and without notice to the subscriber cease any further dealings with that investment until the applicable sanctions are lifted or a license is obtained under applicable law to continue such dealings.

Private Funds Act Regulation

The Fund is registered and regulated as a private fund under the Private Funds Act, 2020 (the “Private Funds Act”) of the Cayman Islands. The Cayman Islands Monetary Authority (the “Authority”) has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Regulation under the Private Funds Act will entail the filing of prescribed details and audited accounts annually with the Authority. As a regulated private fund, the Authority may at any time instruct the Fund to have its accounts audited and to submit them to the Authority within such time as the Authority specifies or to provide a one-off or periodic report to the Authority on certain matters requested by the Authority in the connection with the private fund in such form and within such time as the Authority specifies. In addition the Authority may ask the Manager to give the Authority such documents, statements or other information in respect of the Fund as the Authority may reasonably require to enable it to carry out its duty under the Private Funds Act.

However, as a regulated private fund the Fund will not be subject to supervision in respect of its investment activities or the constitution of its investment assets by the Authority or any other governmental authority in the Cayman Islands, although the Authority does have power to investigate the activities of the Fund in certain circumstances.

The Authority may take certain actions if it is satisfied that a regulated private fund is or is likely to become unable to meet its obligations as they fall due, or is carrying on business fraudulently or otherwise in a manner detrimental to the public interest or to the interests of its investors or creditors, or is carrying on or is attempting to carry on business or is winding up of its business voluntarily in a manner that is prejudicial to its investors or creditors. The powers of the Authority include, inter alia, the power to require the substitution of the Manager, to appoint a person to advise the Fund on the proper conduct of its affairs or to appoint a person to assume control of the affairs of the Fund. There are other remedies available to the Authority including the ability to apply to court for approval of other actions.

The costs of registration of the Fund in the Cayman Islands and any costs, including legal costs and any registration or other fees payable to the Authority or any other governmental authority in the Cayman Islands, shall be incurred by the Manager.

Neither the Authority nor any other governmental authority in the Cayman Islands has commented upon or approved the terms of this document or the merits of an investment in the Fund. There is no investment compensation scheme available in the Cayman Islands to investors.

Beneficial Ownership Regime

The Fund is registered as a private fund under the Private Funds Act and, accordingly, does not fall within the scope of the primary obligations under Part 12 of the Limited Liability Companies Law (2020 Revision) (the “Law”) (the “Beneficial Ownership Regime”). The Fund is therefore not required to maintain a beneficial ownership register. The Fund may, however, be required from time to time to provide, on request, certain particulars to other Cayman Islands entities which are within the scope of the Beneficial Ownership Regime and which are therefore required to maintain beneficial ownership registers under the Beneficial Ownership Regime. It is anticipated that such particulars will generally be limited to the identity and certain related particulars of (i) any person holding (or controlling through a joint arrangement) a majority of the voting rights in respect of the Fund; (ii) any person who is a member of the Fund and who has the right to appoint and remove a majority of the managers of the Fund; and (iii) any person who has the right to exercise, or actually exercises, dominant direct influence or control over the Fund.

Description of the Fund

The Fund was constituted on January 25, 2018 as a Cayman Islands limited liability company under the LLC Law. A Cayman Islands limited liability company is constituted by the filing with the Registrar of Limited Liability Companies a registration statement signed by or on behalf of any person forming the limited liability company and the payment of a registration fee.

From the date of registration, a limited liability company such as the Fund is considered a body corporate (with legal personality separate from that of its members from time to time) having the name contained in the certificate of registration, capable of exercising all the functions of a natural person of full capacity irrespective of any questions of corporate benefit and, without limitation, having perpetual succession, the capacity to sue and to be sued, defend legal proceedings in its name, and with power to acquire, hold and dispose of property and to incur liabilities and obligations but with such liability on the part of the members to contribute to the assets of the limited liability company in the event of its being wound up as provided pursuant to the LLC Law.

The Fund operates pursuant to the LLC Agreement. The Shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund, with such relative rights and terms as set out in the LLC Agreement. In general, the Fund holds Fund Components, Forked Assets and cash in U.S. dollars and is expected from time to time to issue Baskets in exchange for contributions of Fund Components and cash and, subject to the Fund’s obtaining regulatory approval from the SEC to operate an ongoing redemption program and registering with the Cayman Islands Monetary Authority (to the extent required) and the consent of the Manager, to distribute Fund Components and cash in connection with redemptions of Baskets.

The Fund is not a registered investment company under the Investment Company Act and the Manager believes that the Fund is not required to register under the Investment Company Act. The Fund will not hold or trade in commodity futures contracts or other derivative contracts regulated by the CEA, as administered by the CFTC. The Manager believes that the Fund is not a commodity pool for purposes of the CEA, and that the Manager is not subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the operation of the Fund.

The Fund creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of a Basket will require the delivery to the Fund or of the Basket Amount, which is the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund, the Forked Asset Portion, if any, and the Cash Portion. See “—Creation and Redemption of Shares” for more information on the calculation of the Basket Amount.

Although the redemption of Shares is provided for in the LLC Agreement, the redemption of Shares is not currently permitted and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program for the Fund, the Shares will be redeemable in accordance with the provisions of the LLC Agreement and the Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the value of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund Components, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.

Initially, each Share represented approximately 0.0005 BTC, 0.0030 ETH, 1.1941 XRP, 0.0005 BCH and 0.0017 LTC. As of June 30, 2021, each Share represents approximately 0.0005 BTC, 0.0029 ETH, 0.0005 BCH, 0.0017 LTC, and 0.0097 LINK. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund Construction Criteria. As of the end of the day on July 1,

2021, each Share represented 0.0004 BTC, 0.0026 ETH, 0.0005 BCH, 0.0016 LTC, 0.0105 LINK, and 0.7107 ADA. The number of Fund Components required to create or, if permitted, to redeem a Basket is expected to gradually decrease over time due to the transfer or sale of the Fund’s Fund Components to pay the Manager’s Fee and any Additional Fund Expenses. The Shares are restricted shares and Authorized Participants may sell the Shares they purchase from the Fund to other investors only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time. there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share” The Manager will determine the Fund’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Manager will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings of the Fund divided by the number of outstanding Shares. Each business day, the Manager will publish the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share on the Fund’s website, https://grayscale.com/products/grayscale-digital-large-cap-fund/, as soon as practicable after the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Manager. See “Valuation of Digital Assets and Determination of Digital Asset Holdings.”

Pricing information is available on a 24-hour basis from various financial information service providers or digital asset information sites such as Tradeblock.com or CoinCap.io. The spot prices and bid/ask spreads for several digital assets may also generally available directly from Digital Asset Exchanges, such as Bitstamp, Coinbase Pro, Kraken, LMAX Digital, and Binance.US.

The Fund has no fixed termination date.

Service Providers of the Fund

The Manager

The Fund’s Manager is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of DCG. The Manager’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, CT 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Manager, DCG, the sole member of the Manager, is not responsible for the debts, obligations and liabilities of the Manager solely by reason of being the sole member of the Manager.

The Manager is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Fund, and the Manager’s provision of services to the Fund will not be governed by the Investment Advisers Act or the CEA.

The Manager arranged for the creation of the Fund and the quotation of the Shares on OTCQX. As partial consideration for its receipt of the Manager’s Fee from the Fund, the Manager is obligated to pay the Manager-paid Expenses. The Manager also paid the costs of the Fund’s organization and the initial sale of the Shares.

The Manager is generally responsible for the day-to-day administration of the Fund under the provisions of the LLC Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Fund to investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the Digital Asset Holdings of the Fund and the Digital Asset Holdings per Share each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Fund’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Fund’s digital assets, cash and/or Forked Assets, as needed to pay the Manager’s Fee and any Additional Fund Expenses, (vi) upon dissolution of the Fund, distributing the Fund’s remaining digital assets (including Fund Components and/or Forked Assets) or the cash proceeds of the sale of digital assets, as well as any of the cash held by the Fund at such time, to the owners of record of the Shares and (vii) establishing the principal market for each Fund Component of the Fund for GAAP purposes. In addition, if there is a fork in the network of any Fund Component held by the Fund, the Manager will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such Fund Component and should therefore be considered the appropriate network for such Fund Component for the Fund’s purposes.

The Manager does not store, hold, or maintain custody or control of the Fund’s digital assets but instead has entered into the Custodian Agreement with the Custodian to facilitate the security of the Fund’s digital assets.

The Manager may, in its sole discretion, select a different reference rate provider or calculate the Digital Asset Reference Rates by using the cascading set of rules set forth under “—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable”.

Distribution and Marketing Agreement

The Manager has entered into a Distribution and Marketing Agreement with Genesis to assist the Manager in developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website, https://grayscale.com/products/grayscale-digital-large-cap-fund/ executing a marketing plan for the Fund; and providing strategic and tactical research to the Fund on Digital Asset Markets.

Index License Agreement

The Reference Rate Provider and the Manager have entered into an index license agreement (the “Index License Agreement”) governing the Manager’s use of various indices for calculation of the Digital Asset Reference Rates that are Index Prices. The Reference Rate Provider may adjust the calculation methodology for a Digital Asset Reference Rate without notice to, or consent of, the Fund or its shareholders. Under the Index License Agreement, the Manager pays a monthly fee and a fee based on the Digital Asset Holdings of the Fund to the Reference Rate Provider in consideration of its license to the Manager of Digital Asset Reference Rate-related intellectual property. The Index License Agreement will automatically renew on an annual basis. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

The Transfer Agent

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as the Transfer Agent of the Fund pursuant to the terms and provisions of the Transfer Agency and Service Agreement. The Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, NY 10004. A copy of the Transfer Agency and Service Agreement is available for inspection at the Manager’s principal office identified herein.

The Transfer Agent holds the Shares primarily in book-entry form. The Manager directs the Transfer Agent to credit the number of Creation Baskets to the investor on behalf of which an Authorized Participant submitted a creation order. The Transfer Agent will issue Creation Baskets. The Transfer Agent will also assist with the preparation of shareholders’ account and tax statements.

The Manager will indemnify and hold harmless the Transfer Agent, and the Transfer Agent will incur no liability for the refusal, in good faith, to make transfers which it, in its judgment, deems improper or unauthorized.

Fees paid to the Transfer Agent are a Manager-paid Expense.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Manager and the Fund to govern its placement of orders to create (and, should the Fund commence a redemption program, redeem) Baskets. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of digital assets required for creations and redemptions. A copy of the form of Participant Agreement is available for inspection at the Manager’s principal office identified herein.

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Manager and (iii) own a digital asset wallet address that is known to the Custodian as belonging to the Authorized Participant. A list of the current Authorized Participants can be obtained from the Manager. As of the date of this Annual Report, Genesis is the only acting Authorized Participant. The Manager intends to engage additional Authorized Participants who are unaffiliated with the Fund in the future.

No Authorized Participant has any obligation or responsibility to the Manager or the Fund to effect any sale or resale of Shares.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended. The Custodian is authorized to serve as the Fund’s custodian under the LLC Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Manager’s principal office identified herein.

Under the Custodian Agreement, the Custodian controls and secures the Fund’s “Digital Asset Account,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Fund Components, on the Fund’s behalf. The Custodian’s services (i) allow Fund Components to be deposited from a public blockchain address to the Fund’s Digital Asset Account and (ii) allow the Fund or Manager to withdraw Fund Components from the Fund’s Digital Asset Account to a public blockchain address the Fund or Manager controls (the “Custodial Services”). The Digital Asset Account uses offline storage, or “cold” storage, mechanisms to secure the Fund’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian will withdraw from the Fund’s Digital Asset Account the number of Fund Components necessary to pay the Fund’s expenses.

Fees paid to the Custodian are a Manager-paid Expense.

Under the Custodian Agreement, each of the Custodian and the Fund has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Fund’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Fund’s, as the case may be, representations or warranties in the Custodian Agreement, or the Fund’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party.

The Custodian and its affiliates may from time to time purchase or sell Fund Components for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Fund Components in the Digital Asset Account are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Fund’s behalf, and the Fund Components in the Digital Asset Account are considered fiduciary assets that remain the Fund’s property at all times.

Once each calendar year, the Manager or the Fund may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that the Custodian has complied and is currently in compliance with the Custodian Agreement and that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Fund and the Manager to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Manager may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Fund with such custodian. Furthermore, the Manager and the Fund may use Fund Components custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Custody of the Fund’s Digital Assets

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a Digital Asset Network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-preserving digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations inside faraday cages, which are enclosures used to block electromagnetic fields and thus mitigate against attacks. The Custodian uses quantum random number generators to generate the public and private key pairs.

Once generated, private keys are encrypted, separated into “shards” and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Fund.

Key Storage

Private key shards are distributed geographically in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

The Digital Asset Account uses offline storage, or “cold storage,” mechanisms to secure the Fund’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “air-gapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot,” digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Security Procedures

The Custodian is the custodian of the Fund’s private keys in accordance with the terms and provisions of the Custodian Agreement. Transfers from the Digital Asset Account requires certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Fund’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Fund to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Fund’s assets.

Transfers of Fund Components to the Digital Asset Account will be available to the Fund once processed on the Blockchain.

Subject to obtaining regulatory approval to operate a redemption program and authorization of the Manager, the process of accessing and withdrawing Fund Components from the Fund to redeem a Basket by an Authorized Participant will follow the same general procedure as transferring Fund Components to the Fund to create a Basket by an Authorized Participant, only in reverse. See “Description of Creation of Shares.”

The Distributor and Marketer

Genesis Global Trading, Inc., a Delaware corporation, is the distributor and marketer of the Shares. Genesis is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Genesis assists the Manager in developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website, https://grayscale.com/products/grayscale-digital-large-cap-fund/; executing the marketing plan for the Fund; and providing strategic and tactical research to the Fund on the Digital Asset Markets. Genesis and the Manager are affiliates of one another.

The Manager has entered into a Distribution and Marketing Agreement with Genesis.

The Manager may engage additional or successor distributors and marketers in the future.

Description of the Shares

The Fund is authorized under the LLC Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 100 Shares) in connection with creations. The Shares represent equal, fractional, undivided interest in, the profits, losses, distributions, capital and assets of and ownership of the Fund with such relative rights and terms as set out in the LLC Agreement.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the LLC Agreement. For example, shareholders do not have the right to remove the Manager. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as discussed below, any redemption rights or rights to distributions.

Voting and Approvals

Under the LLC Agreement, shareholders have limited voting rights. For example, in the event that the Manager withdraws, a majority of the shareholders may elect and appoint a successor manager to carry out the affairs of the Fund. In addition, no amendments to the LLC Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Manager or its affiliates). However, the Manager may make any other amendments to the LLC Agreement in its sole discretion without shareholder consent, provided that the Manager provides 20 days’ notice of any such amendment.

Distributions

Pursuant to the terms of the LLC Agreement, the Fund may make distributions on the Shares in-cash or in-kind, including in such form as is necessary or permissible for the Fund to facilitate its shareholders’ access to any Forked Assets.

In addition, if the Fund is wound up, liquidated and dissolved, the Manager will distribute to the shareholders any amounts of the cash proceeds of the liquidation of the Fund’s assets remaining after the satisfaction of all outstanding liabilities of the Fund and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Manager will determine. See “Description of the LLC Agreement—Termination of the Fund.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Forked Assets; Appointment of Agent

Pursuant to the terms of the LLC Agreement, the Fund may take any lawful action necessary or desirable in connection with its ownership of Forked Assets. These actions may include (i) selling in the Digital Asset Markets Forked Assets and distributing the cash proceeds to shareholders, (ii) distributing Forked Assets in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible, (iii) irrevocably abandoning Forked Assets and (iv) holding Forked Assets until the subsequent Rebalancing Period, at which point the Manager may take any of the foregoing actions.

On July 29, 2019, the Manager delivered to the Custodian the Pre-Creation Abandonment Notice stating that the Fund is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Forked Assets to which it would otherwise be entitled as of such time, provided that a Pre-Creation Abandonment will not apply to any Forked Assets if (i) the Fund has taken, or is taking at such time, an Affirmative Action to acquire or abandon such Forked Assets at any time prior to such Creation Time or (ii) such Forked Assets has been subject to a previous Pre-Creation Abandonment. An Affirmative Action is a written notification from the Manager to the Custodian of the Fund’s intention (i) to acquire and/or retain a Forked Asset or (ii) to abandon any Forked Assets with effect prior to the relevant Creation Time.

For Forked Assets with respect to which the Manager takes an Affirmative Action to acquire such Forked Asset, the Manager currently expects that it would (a) distribute the Forked Asset in-kind to an agent on behalf of shareholders of record on a specified record date for sale by such agent or (b) monitor the Forked Asset from the date of the relevant fork, airdrop or similar event, or the date on which the Manager becomes aware of such event, leading up to, but not necessarily until, the subsequent Rebalancing Period.

In the case of option (a), the shareholders’ agent would attempt to sell the Forked Asset, and if the agent is able to do so, remit the cash proceeds, net of expenses and applicable withholding taxes, to the relevant record date shareholders. The Manager may cause the Fund to appoint Grayscale Investments, LLC (acting other than in its capacity as Manager) or any of its affiliates to act as such agent. Any agent appointed to facilitate a distribution of Forked Assets will receive an in-kind distribution of Forked Assets on behalf of the shareholders of record with respect to such distribution, and following receipt of such distribution, will determine whether and when to sell the distributed Forked Assets on behalf of the record date shareholders. There can be no assurance as to the price or prices for any Forked Asset that the agent may realize, and the value of the Forked Asset may increase or decrease after any sale by the agent.

The Manager expects that any agent so appointed would not receive any compensation in connection with its role as agent, but would be entitled to receive from the record-date shareholders, out of the distributed Forked Assets, an amount of Forked Assets with an aggregate fair market value equal to the amount of administrative and other reasonable expenses incurred by the agent in connection with its activities as agent of the record-date shareholders, including expenses incurred by the agent in connection with any post-distribution sale of such Forked Assets. Should the Manager determine to distribute Forked Assets to an agent on behalf of shareholders to facilitate the distribution of Forked Assets in-kind, the Manager currently expects to cause the Fund to appoint Grayscale Investments, LLC, acting other than in its capacity as Manager, to act in such capacity.

In the case of option (b), leading up to the subsequent Rebalancing Period, if the sale of such Forked Asset is economically and technologically feasible, the Manager currently expects to cause the Fund to sell such Forked Asset and use the cash proceeds to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. If the sale of a Forked Asset is either economically or technologically infeasible at the time of the next Rebalancing Period, the Manager may cause the Fund to abandon or continue holding such Forked Asset until such time as the sale is economically and technologically feasible, as determined by the Manager, in its sole discretion. In addition, the Manager may determine that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio once it has been trading for three months and can thus meet the liquidity requirements of the Fund Construction Criteria. Should the Manager make such determination, the Manager may, in its discretion, cause the Fund to continue to hold the Forked Asset until such time as the Manager determines to sell or abandon the Forked Asset or to include the Forked Asset in the Fund’s portfolio as a Fund Component. In the case of abandonment of Forked Assets, the Fund would not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets.

Creation of Shares

The Fund creates Shares such times and for such periods as determined by the Manager, but only in one or more whole Baskets. A Basket equals 100 Shares. As of June 30, 2021, each Share represented approximately 0.0005 of one BTC, 0.0029 of one ETH, 0.0005 of one BCH, 0.0017 of one LTC and 0.0097 of one LINK. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund Construction Criteria. As of the end of the day on July 1, 2021, each Share represented 0.0004 BTC, 0.0026 ETH, 0.0005 BCH, 0.0016 LTC, 0.0105 LINK, and 0.7107 ADA. See “Description of Creation of Shares.” The creation of a Basket requires the delivery to the Fund of the number of Fund Components represented by one Share immediately prior to such creation multiplied by 100. The Fund may from time to time halt creations for a variety of reasons, including in connection forks, airdrops and other similar occurrences.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Fund is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC, approval by the Manager in its sole discretion and registration, to the extent required, with the Cayman Islands Monetary Authority under the laws and regulations of the Cayman Islands after making such modifications to the LLC Agreement as may be necessary to effect such registration, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the LLC Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share.”

Transfer Restrictions

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Manager. In determining whether to grant approval, the Manager will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Manager in its sole discretion will be void ab initio.

Pursuant to Rule 144, until the Fund has been subject to the reporting requirements of Section 13 under the Exchange Act for a period of 90 days, a minimum one year holding period will apply to all Shares purchased from the Fund. Thereafter, a minimum six-month holding period will apply to all Shares purchased from the Fund. As a result, Shares purchased in the private placement will be able to have their transfer restriction legends removed sooner and the rate at which Shares are qualified for public trading on OTCQX will increase. Because the rate at which Shares are qualified for public trading on OTCQX will increase, the number of Shares being sold by investors onto OTCQX may increase as well. Any increase in the number of Shares trading on OTCQX may cause the price of the Shares on OTCQX to decline. In addition, the shortened holding period may increase demand for the Shares in the private placement, which may further increase the number of Shares being sold by investors onto OTCQX after they have been held for the holding period.

On a bi-weekly basis, the Fund aggregates the Shares that have been held for the requisite holding period under Rule 144 by non-affiliates of the Fund to assess whether the Rule 144 transfer restriction legends may be removed. Any Shares that qualify for the removal of the Rule 144 transfer restriction legends are presented to outside counsel, who may instruct the Transfer Agent to remove the transfer restriction legends from the Shares, allowing the Shares to then be resold without restriction, including on OTCQX U.S. Premier marketplace. The outside counsel requires that certain representations be made, providing that:

•	the Shares subject to each sale have been held for the requisite holding period under Rule 144 by the selling shareholder;
•	the shareholder is the sole beneficial owner of the Shares and has provided such information as necessary to comply with applicable anti-money laundering laws and regulations;
•	the Manager is aware of no circumstances in which the shareholder would be considered an underwriter or engaged in the distribution of securities for the Fund;
•	none of the Shares are subject to any agreement granting any pledge, lien, mortgage, hypothecation, security interest, charge, option or encumbrance;

•	none of the identified selling shareholders is an affiliate of the Manager;
•	the Manager consents to the transfer of the Shares; and
•	outside counsel and the Transfer Agent can rely on the representations.

In addition, because the LLC Agreement prohibits the transfer or sale of Shares without the prior written consent of the Manager, the Manager must provide a written consent that explicitly states that it irrevocably consents to the transfer and resale of the Shares. Once the transfer restriction legends have been removed from a Share and the Manager has provided its written consent to the transfer of that Share, no consent of the Manager is required for future transfers of that particular Share.

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Manager or its delegate will direct the Transfer Agent to credit the number of Creation Baskets to the applicable Authorized Participant. The Transfer Agent will issue Creation Baskets. Transfers will be made in accordance with standard securities industry practice. The Manager may cause the Fund to issue Shares in certificated form in limited circumstances in its sole discretion.

Share Splits

In its discretion, the Manager may direct the Transfer Agent to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Manager believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a split or reverse split.

Description of Creation of Shares

The following is a description of the material terms of the Fund Documents as they relate to the creation of the Fund’s Shares on a periodic basis from time to time through sales in private placement transactions exempt from the registration requirements of the Securities Act.

The Fund Documents also provide procedures for the redemption of Shares. However, the Fund does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act, 2020 of the Cayman Islands. The Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Cayman Islands Monetary Authority and be regulated as a mutual fund under the Mutual Funds Law, 2020 of the Cayman Islands.

The Fund will issue Shares from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Fund will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Fund, or the distribution by the Fund, of the number of whole and fractional tokens of each Fund Component represented by each Basket being created plus cash representing the Forked Asset Portion, if any, and the Cash Portion, if any. The number of tokens of each Fund Component required to be delivered in connection with a Basket is calculated by dividing the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting all accrued but unpaid Fund Component Fee Amounts for such Fund Component and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (in each case, determined using the applicable Digital Asset Reference Rate), by the number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100. We refer to the number of tokens of each Fund Component so obtained as the “Fund Component Basket Amount.” If the Fund holds any Forked Assets that can be reasonably valued in the sole discretion of the Manager, each Basket created will also require the delivery of an amount of cash determined by dividing the aggregate U.S. dollar value of all of such Forked Assets by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)) and multiplying the quotient so obtained by 100 (such product, the “Forked Asset Portion”). If the Fund holds any cash in U.S. dollars or other fiat currency, each Basket created will also require the delivery of an amount of U.S. dollars or other fiat currency (as converted into U.S. dollars at the applicable exchange rate as of 4:00 p.m., New York time, on each business day) determined by dividing the amount of cash held by the Fund by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Cash Portion”). The Manager will generally consider it possible to assign a reasonable value to a Forked Asset if such Forked Asset is traded on at least one exchange meeting the guidelines of the Reference Rate Provider. We refer to the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund, the Forked Asset Portion, if any, and the Cash Portion, if any, as the “Basket Amount.”

All questions as to the calculation of the Basket Amount will be conclusively determined by the Manager and will be final and binding on all persons interested in the Fund. The Basket Amount multiplied by the number of Baskets being created or redeemed is the “Total Basket Amount.” Except as otherwise affected by a rebalancing of the Fund’s portfolio, the number of Fund Components represented by a Share is generally expected to gradually decrease over time as the Fund Components are used to pay the Fund’s expenses. As of June 30, 2021, each Share represented approximately 0.0005 BTC, 0.0029 ETH, 0.0005 BCH, 0.0017 LTC and 0.0097 LINK. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund’s construction criteria. As of the end of the day on July 1, 2021, each Share represented 0.0004 BTC, 0.0026 ETH, 0.0005 BCH, 0.0016 LTC, 0.0105 LINK, and 0.7107 ADA. Information regarding the Fund’s Fund Components per Share is posted to the Fund’s website daily at https://grayscale.com/products/grayscale-digital-large-cap-fund/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) enter into a Participant Agreement with the Manager and (ii) own digital asset wallet addresses and bank accounts that are recognized by the Manager and the Custodian as belonging to the Authorized Participant.

An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement the Authorized Participant (each such investor, an “Investor”). An investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount to the Authorized Participant. At this time, subscription amounts may be paid only in cash. After an Investor wires its cash, the Authorized Participant purchases digital assets in the Digital Asset Markets or, to the extent the Authorized Participant already holds the applicable digital assets, the Authorized Participant may sell such digital assets to the Fund. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next Business Day’s Digital Asset Holdings and the risk of any price volatility in the digital assets during this time will be borne by the Authorized Participant.

The creation of Baskets requires the delivery to the Fund of the Total Basket Amount.

The Participant Agreement provides the procedures for the creation of Baskets and for the delivery of Fund Components and cash required for such creations. The Participant Agreement and the related procedures attached thereto may be amended by the Manager and the relevant Authorized Participant. Under the Participant Agreement, the Manager has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

Authorized Participants do not pay a transaction fee to the Fund in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of digital assets on the relevant Digital Asset Networks.

The following description of the procedures for the creation of Baskets is only a summary and investors should refer to the relevant provisions of the LLC Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Fund by placing a creation order with the Manager no later than 4:00 p.m., New York time, which the Manager will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from a digital wallet address that is known to the Custodian as belonging to the Authorized Participant to the Fund Accounts.

All creation orders are accepted (or rejected) by the Manager on the business day on which the relevant creation order is placed. If a creation order is accepted, the Manager will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant must transfer the Total Basket Amount to the Fund no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of the Fund Components and U.S. dollars transferred by the Authorized Participant will be borne solely by the Authorized Participant until such Fund Components and U.S. dollars have been received by the Fund.

Following receipt of the Total Basket Amount, the Transfer Agent will credit the number of Shares to the account of the Investor on behalf of which the Authorized Participant placed the creation order by no later than 6:00 p.m., New York time, on the trade date. The Authorized Participant may then transfer such Shares directly to the relevant Investor.

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Manager or its delegates make it for all practical purposes not feasible to process such creation orders. The Manager may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount, in the case of creations, or the Baskets to be redeemed, if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the deposit of the Total Basket Amount, comes from accounts other than a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Manager or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Manager and the Fund if the Manager or the Fund is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of Digital Assets and Determination of Digital Asset Holdings

The Manager will evaluate the digital assets held by the Fund and determine the Digital Asset Holdings of the Fund in accordance with the relevant provisions of the Fund Documents. The following is a description of the material terms of the Fund Documents as they relate to valuation of the Fund’s digital assets and the Digital Asset Holdings calculations.

At 4:00 p.m., New York time, on each business day (other than during a Rebalancing Period) or as soon thereafter as practicable, the Manager will evaluate the digital assets held by the Fund and calculate and publish the Digital Asset Holdings of the Fund. The Digital Asset Holdings of the Fund will not be calculated during any Rebalancing Period. To calculate the Digital Asset Holdings, the Manager will:

1.	For each Fund Component then held by the Fund:
a.	Determine the Digital Asset Reference Rate for the Fund Component as of such business day;
b.	Multiply the Digital Asset Reference Rate by the aggregate number of tokens of the Fund Component held by the Fund as of 4:00 p.m., New York time, on the immediately preceding business day;
c.

Add the U.S. dollar value of the number of tokens of the Fund Component receivable under pending Creation Orders, if any, as calculated by multiplying the applicable Fund Component Basket Amount by the applicable Digital Asset Reference Rate, and multiplying the result by the number of Baskets pending under such pending Creation Orders; and

d.

Subtract the U.S. dollar value of the number of tokens of the Fund Component to be distributed under pending Redemption Orders, if any, as calculated by multiplying the applicable Fund Component Basket Amount by the applicable Digital Asset Reference Rate, and multiplying the result by the number of Baskets pending under such pending redemption orders;

2.	Calculate the sum of the resulting U.S. dollar values for all Fund Components then held by the Fund, as determined pursuant to paragraph 1 above;
3.

Add the aggregate U.S. dollar value of each Forked Asset then held by the Fund calculated by reference to a reputable Digital Asset Exchange as determined by the Manager or, if possible, a Digital Asset Reference Rate.

4.	Add (i) the amount of U.S. dollars then held by the Fund plus (ii) the amount of any U.S. dollars to be received by the Fund in connection with any pending creations;
5.	Subtract the amount of any U.S. dollars to be distributed under pending redemption orders;
6.	Subtract the U.S. dollar amount of accrued and unpaid Additional Fund Expenses, if any;
7.

Subtract the U.S. dollar value of the accrued and unpaid Manager’s Fee as of 4:00 p.m., New York time on the immediately preceding business day (the amount derived from steps 1 through 7, the “Digital Asset Holdings Fee Basis Amount”); and

8.	Subtract the U.S. dollar value of the accrued and unpaid Manager’s Fee that accrues for such business day, as calculated based on the Digital Asset Holdings Fee Basis Amount for such business day.

Notwithstanding the foregoing, in the event that the Manager determines that the primary methodology used to determine any of the Digital Asset Reference Rates is not an appropriate basis for valuation of the Fund’s digital assets, the Manager will utilize the cascading set of rules as described in “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Reference Rates.”

The Manager will publish the Fund’s Digital Asset Holdings and the Digital Asset Holdings per Share on the Fund’s website as soon as practicable after its determination by the Manager. If the Digital Asset Holdings and Digital Asset Holdings per Share have been calculated using a price for a Fund Component or Forked Asset other than a Digital Asset Reference Rate, the publication on the Fund’s website will note the valuation methodology used and the price per digital asset held by the Fund resulting from such calculation.

In the event of a hard fork of the network for any Fund Component, the Manager will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as such network for such Fund Component and should therefore be considered the appropriate network for such Fund Component for the Fund’s purposes. The Manager will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Manager’s beliefs regarding expectations of the core developers, users, services, businesses, miners and other constituencies and (ii) the actual continued acceptance of, mining power on, and community engagement with the relevant network.

The shareholders may rely on any evaluation furnished by the Manager. The determinations that the Manager makes will be made in good faith upon the basis of, and the Manager will not be liable for any errors contained in, information reasonably available to it. The Manager will not be liable to the Authorized Participants, the shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Manager against any liability resulting from gross negligence, willful misconduct or bad faith in the performance of its duties.

Expenses; Sales of Digital Assets

The Fund’s only ordinary recurring expense is expected to be the Manager’s Fee. From inception to January 1, 2021, the Manager’s Fee was 3.0%. Effective January 1, 2021, the Manager’s Fee was lowered to 2.5%. The Manager’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the Fund’s Digital Asset Holdings Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the tokens of the Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. For any day that is not a business day or in a Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Fund from the most recent business day, reduced by the accrued and unpaid Manager’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighting for each Fund Component and dividing the resulting product for each Fund Component by the Digital Asset Reference Rate for such Fund Component on such day. We refer to the number of tokens of each Fund Component payable as the Manager’s Fee for any day as a “Fund Component Fee Amount.” For any day that is not a business day or during a Rebalancing Period for which the Digital Asset Holdings Fee Basis Amount is not calculated, the amount of each Fund Component payable in respect of such day’s U.S. dollar accrual of the Manager’s Fee will be determined by reference to the Fund Component Fee Amount from the most recent business day. Payments of the Manager’s Fee will be made monthly in arrears.

Expenses to Be Paid by the Manager

The Fund pays the Manager’s Fee to the Manager. As consideration for its receipt of the Manager’s Fee, the Manager shall assume and pay the following fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Fund, (iv) the Transfer Agent fee, (v) the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vi) ordinary course legal fees and expenses, (vii) audit fees, (viii) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to registration and any other regulatory requirements in the Cayman Islands, (ix) printing and mailing costs, (x) costs of maintaining the Fund’s website and (xi) applicable license fees (the “Manager-paid Expenses”).

The Manager’s Fee will generally be paid in Fund Components. If the Fund holds any Forked Assets or cash, the Fund may also pay all or a portion of the Manager’s Fee in Forked Assets and/or cash in lieu of paying the Manager’s Fee in Fund Components, in which case, the Fund Component Fee Amounts in respect of such payment will be correspondingly and proportionally reduced.

After the payment of the Manager’s Fee to the Manager, the Manager may elect to convert any digital assets it receives into U.S. dollars. The rate at which the Manager converts such digital assets into U.S. dollars may differ from the rate at which the Manager’s Fee was initially determined. The Fund will not be responsible for any fees and expenses incurred by the Manager to convert digital assets received in payment of the Manager’s Fee into U.S. dollars. The Manager, from time to time, may temporarily waive all or a portion of the Manager’s Fee at its sole discretion. Presently, the Manager does not intend to waive any of the Manager’s Fee and there are no circumstances under which the Manager has determined it will definitely waive the fee.

The Manager has not assumed the obligation to pay Additional Fund Expenses. If Additional Fund Expenses are incurred, the Manager will (i) withdraw Fund Components from the Digital Asset Accounts in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund to convert such Fund Components into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Fund (or its delegate) to deliver such Fund Components in kind in satisfaction of such Additional Fund Expenses. If the Fund holds cash and/or Forked Assets, the Fund may also pay all or a portion of the Additional Fund Expenses in cash or Forked Assets instead of Fund Components, in which case, the amount of Fund Components that would otherwise have been used to satisfy such Additional Fund Expenses will be correspondingly and proportionally reduced.

The fractional number of Fund Components, or the amount of Forked Assets and/or cash, represented by each Share will decline each time the Fund pays the Manager’s Fee or any Additional Fund Expenses by transferring or selling Fund Components, Forked Assets and/or cash.

Extraordinary and Other Expenses

The Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets), any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”).

Dispositions of Fund Components and Forked Assets

The Fund will pay the Manager’s Fee to the Manager in Fund Components held by the Fund, in cash or in Forked Assets. In addition, the Fund will sell Fund Components to raise the funds needed for the payment of any Additional Fund Expenses or will pay Additional Fund Expenses in Fund Components held by the Fund, cash or Forked Assets. Fund Components, as well as the value of any cash or Forked Assets held by the Fund, will be the Fund’s sole source of funds to cover the Manager’s Fee and any Additional Fund Expenses. To cause the Fund to pay the Manager’s Fee, the Manager shall, instructing the Custodian as necessary, withdraw from the relevant Digital Asset Account the number of tokens of each Fund Component equal to the Fund Component Fee Amount for such Fund Component and transfer such tokens of all Fund Components to the Manager’s account at such times as the Manager determines in its absolute discretion. To cause the Fund to pay the Additional Fund Expenses, if any, the Manager or its delegates shall, instructing the Custodian as necessary, (i) withdraw from the Digital Asset Accounts Fund Components in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. Dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Fund (or its delegate) to deliver such Fund Components in kind in satisfaction of such Additional Fund Expenses.

Because the number of Fund Components, or the amount of Forked Assets and/or cash, held by the Fund will decrease when Fund Components are used to pay the Manager’s Fee or any Additional Fund Expenses, it is expected that the fractional number of Fund Components, or the amount of Forked Assets and/or cash, represented by each Share will gradually decrease over the life of the Fund. Accordingly, the shareholders will bear the cost of the Manager’s Fee and Additional Fund Expenses. New digital assets that are transferred into the Digital Asset Accounts in exchange for new Baskets issued by the Fund will not reverse this trend.

Hypothetical Expense Example

The following tables illustrate the anticipated impact of the payment of the Fund’s expenses on the number of Fund Components represented by each outstanding Share for three years, on a per Fund Component and aggregate basis, assuming that the Fund does not make any payments using any cash or Forked Assets. Each table assumes that the only transfers of Fund Components will be those needed to pay the Manager’s Fee and that the price of each Fund Component and the number of Shares remain constant during the three-year period covered. The tables do not show the impact of any Additional Fund Expenses. Any Additional Fund Expenses, if and when incurred, will accelerate the decrease in the fractional number of Fund Components represented by each Share. In addition, the tables do not show the effect of any waivers of the Manager’s Fee that may be in effect from time to time.

	Year
	1	2	3
Digital Asset 1
Hypothetical average price per Fund Component 1 held by the Fund	$10.00	$10.00	$10.00
Hypothetical average weight of Fund Component 1 in the Fund	50.00%	50.00%	50.00%
Contribution of Fund Component 1 to Digital Asset Holdings per Share (before fees)	$5.00	$4.88	$4.75
Manager’s Fee[1]	2.50%	2.50%	2.50%
Manager’s Fee Paid from Fund Component 1 on a per Share Basis	$0.13	$0.12	$0.12
Contribution of Fund Component 1 to Digital Asset Holdings per Share (after fees)	$4.88	$4.75	$4.63

Digital Asset 2
Hypothetical average price per Fund Component 2 held by the Fund	$10.00	$10.00	$10.00
Hypothetical average weight of Fund Component 2 in the Fund	50.00%	50.00%	50.00%
Contribution of Fund Component 2 to Digital Asset Holdings per Share (before fees)	$5.00	$4.88	$4.75
Manager’s Fee[1]	2.50%	2.50%	2.50%
Manager’s Fee Paid from Fund Component 2 on a per Share Basis	$0.13	$0.12	$0.12
Contribution of Fund Component 2 to Digital Asset Holdings per Share (after fees)	$4.88	$4.75	$4.63

	Year
	1	2	3
Impact on Digital Asset Holdings
Hypothetical Digital Asset Holdings per Share for Fund (before fees)	$10.00	$10.00	$10.00
Manager’s Fee[1]	2.50%	2.50%	2.50%
Shares of Fund, beginning	100,000.00	100,000.00	100,000.00
Hypothetical value of Fund Components in Fund	$1,000,000.00	$975,000.00	$950,625.00
Beginning Digital Asset Holdings of the Fund	$1,000,000.00	$975,000.00	$950,625.00
Value of Fund Components to be delivered to cover the Manager’s Fee	$25,000.00	$24,375.00	$23,765.63
Ending Digital Asset Holdings of the Fund	$975,000.00	$950,625.00	$926,859.38
Ending Digital Asset Holdings per Share	$9.75	$9.51	$9.27

1.	From inception to January 1, 2021, the Manager’s Fee was 3.0%. Effective January 1, 2021, the Manager’s Fee was lowered to 2.5%.

Discretion of the Reference Rate Provider

The Reference Rate Provider has sole discretion over the determination of the Digital Asset Reference Rates and may change the methodologies for determining the Digital Asset Reference Rate from time to time.

Description of the LLC Agreement

The following is a description of the material terms of the LLC Agreement. The LLC Agreement establishes the roles, rights and duties of the Manager and the Fund.

The Manager

Under the LLC Agreement, the management of the Fund is vested exclusively in the Manager. The Manager may appoint such officers of the Fund on such terms as may be determined by the Manager and with such powers and authorities as may be delegated to such officers. The Manager may appoint any person, firm or corporation to act as an authorized person or service provider to the Fund and may entrust to and confer upon any such authorized persons or service providers any of the functions, duties, powers and discretions exercisable by the Manager, upon such terms and conditions (including as to remuneration payable by the Fund) and with such powers of delegation, but subject to such restrictions, as the Manager thinks fit.

Liability of the Manager and Indemnification

Neither the Manager nor the Fund insures the Fund’s digital assets. The Manager and its affiliates (each a “Covered Person”) will not be liable to the Fund or any shareholder for any loss suffered by the Fund which arises out of any action taken, or for refraining or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Fund. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own actual fraud, willful misconduct, bad faith or gross negligence in the performance of its duties.

Each Covered Person will be indemnified by the Fund against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Fund, provided that (i) such Covered Person was acting on behalf of, or performing services for, the Fund and had determined, in good faith, that such course of conduct was in the best interests of the Fund and such liability or loss was not the result of actual fraud, gross negligence, bad faith, willful misconduct or a material breach of the LLC Agreement on the part of such Covered Person and (ii) any such indemnification will be recoverable only from the property of the Fund. Any amounts payable to an indemnified party will be payable in advance under certain circumstances.

Fiduciary and Regulatory Duties of the Manager

The Manager has duties (including fiduciary duties) and liabilities relating thereto to the Fund. In fulfilling their duties, the Manager may take into account such factors as the Manager deems appropriate or necessary. The general fiduciary duties that apply to the Manager are defined and limited in scope by the LLC Agreement.

The LLC Agreement provides that in addition to any other requirements of applicable law, no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Fund unless two or more shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Fund selected the 10.0% ownership threshold because the Fund believed that this was a threshold that investors would be comfortable with based on market precedent.

This provision applies to any derivative action brought in the name of the Fund other than claims brought under the federal securities laws or the rules and regulations thereunder, to which Section 7.4 does not apply. Due to this additional requirement, a shareholder attempting to bring a derivative action in the name of the Fund will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding.

“Affiliate” is defined in the LLC Agreement to mean any natural person, partnership, limited liability company, statutory trust, corporation, association or other legal entity (each, a “Person”) directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity.

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number Shares owned by such shareholders by the total number of Shares outstanding. shareholders may determine the total number of Shares outstanding by reviewing the Fund’s annual filings on Form 10-K, quarterly filings on Form 10-Q and periodic reports on Form 8-K reporting sales of unregistered securities pursuant to Item 3.02 thereof, or by requesting the number of Shares outstanding at any time from the Manager pursuant to Sections 7.2 and 8.1 of the LLC Agreement.

The Fund offers Shares on a periodic basis at such times and for such periods as the Manager determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Fund posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Fund additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Fund’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Manager at any time pursuant to Sections 7.2 and 8.1 of the LLC Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by contacting shareholders that are required to file Schedule 13Ds or Schedule 13Gs with the SEC or by requesting from the Manager the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the LLC Agreement. The Manager is not aware of any reason to believe that Section 7.4 of the LLC Agreement is not enforceable under state or federal law.

Beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the U.S. federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Manager where the losses result from a violation by the Manager of the anti-fraud provisions of the federal securities laws.

Actions Taken to Protect the Fund

The Manager may prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Fund or the interests of the shareholders. The expenses incurred by the Manager in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Fund and are deemed to be Additional Fund Expenses. The Manager will be entitled to be reimbursed for the Additional Fund Expenses it pays on behalf of the Fund.

Successor Managers

In the event that the filing of a certificate of dissolution or revocation of the Manager’s charter (and the expiration of 90 days after the date of notice to the Manager of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Manager has occurred, shareholders holding Shares representing at least a majority (over 50%) of the Shares may vote to appoint one or more successor Managers. If the Manager withdraws and a successor Manager is named, the withdrawing Manager shall pay all expenses as a result of its withdrawal and make such filings with the Registrar as are necessary to appoint the successor Manager.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments. Investors may not lose more than the amount that they invest plus any profits recognized on their investment. Although it is unlikely, the Manager may, from time to time, make distributions to the shareholders. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its LLC Agreement. In addition, the LLC Agreement provides that shareholders will indemnify the Fund for any harm suffered by it as a result of shareholders’ actions unrelated to the activities of the Fund.

Holding of Fund Property

The Fund will hold and record the ownership of the Fund’s assets in a manner such that it will be owned for the benefit of the shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the LLC Agreement. The Fund will not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Manager may not commingle its assets with those of any other person, provided that any delay between the sale of assets to a third party and transfer of such assets from the Fund Accounts to such third party in settlement of such sale will not be deemed to be a contravention of this prohibition.

The Manager may appoint any person, firm or corporation to act as an authorized person or service provider, including investment managers, investment advisers, administrators, registrars, transfer agents, custodians and prime brokers, to the Fund and will not be answerable for the conduct or misconduct of any delegatee if such delegatees have been selected with reasonable care.

Amendments to the LLC Agreement

In general, the Manager may amend the LLC Agreement without the consent of any shareholder. However, no amendments to the LLC Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Manager or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the LLC Agreement if the Manager has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Manager in writing the shareholder objects to such modification or amendment.

Termination of the Fund

The Fund will dissolve if any of the following events occur:

•	a Cayman Islands or U.S. federal or state regulator requires the Fund to shut down or forces the Fund to liquidate its digital assets or seizes, impounds or otherwise restricts access to Fund assets;
•

the filing of a certificate of dissolution or revocation of the Manager’s charter (and the expiration of 90 days after the date of notice to the Manager of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Manager has occurred unless (i) at the time there is at least one remaining Manager and that remaining Manager carries on the Fund or (ii) within 90 days of notice of any such event shareholders holding at least a majority (over 50%) of Shares agree in writing to resume and continue the activities of the Fund and to select, effective immediately, one or more successor Managers.

The Manager may, in its sole discretion, wind up, liquidate and dissolve the Fund if any of the following events occur:

•	the SEC determines that the Fund is an investment company required to be registered under the Investment Company Act;
•	the CFTC determines that the Fund is a commodity pool under the CEA;
•

the Fund is determined to be a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act and is required to comply with certain FinCEN regulations thereunder;

•

the Fund is required to obtain a license or make a registration under any U.S. state law regulating money transmitters, money services business, providers of prepaid or stored value, digital currency business or similar entities;

•	the Fund becomes insolvent or bankrupt;
•	a security vendor to the Fund, such as the Custodian, resigns or is removed without replacement; or
•	all of the Fund’s digital assets are sold;
•	the Manager determines that the aggregate net assets of the Fund in relation to the expenses of the Fund make it unreasonable or imprudent to continue the Fund;
•	the Manager determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Fund.

The Manager may determine that it is desirable or advisable to discontinue the affairs of the Fund for a variety of reasons. For example, the Manager may terminate the Fund if some or all of the digital assets held by such Fund were asserted, or ultimately determined, to be securities under the federal securities laws by the SEC or a federal court.

No shareholder may present a winding up petition in respect of the Fund. Additionally, the death, legal disability, bankruptcy, insolvency, dissolution, or withdrawal of any shareholder (as long as such shareholder is not the sole shareholder of the Fund) will not result in the termination of the Fund, and such shareholder, his or her estate, custodian or personal representative will have no right to a redemption of such shareholder’s Shares. Each shareholder (and any assignee thereof) expressly agrees that in the event of his or her death, he or she waives on behalf of himself or herself and his or her estate, and he or she directs the legal representative of his or her estate and any person interested therein to waive the furnishing of any inventory, accounting or appraisal of the assets of the Fund and any right to an audit or examination of the books of account for the Fund, except for such rights as are set forth in Article VII of the LLC Agreement relating to the books of account and reports of the Fund.

Upon dissolution of the Fund and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or digital assets, at the sole discretion of the Manager, after the Manager has sold the Fund’s Digital Assets, if applicable, and has paid or made provision for the Fund’s claims and obligations.

Governing Law

The LLC Agreement and the rights of the Manager and shareholders under the LLC Agreement are governed by the laws of the Cayman Islands.

Description of the Custodian Agreement

The Custodian Agreement establishes the rights and responsibilities of the Custodian, Manager, the Fund and Authorized Participants with respect to the Fund’s digital assets in the Digital Asset Accounts, which is maintained and operated by the Custodian on behalf of the Fund. For a general description of the Custodian’s obligations, see “The Custodian.”

Account; Location of Digital Assets

The Fund’s Digital Asset Accounts are segregated custody accounts controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Fund Components, on the Fund’s behalf. Private key shards associated with the Fund Components are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Fund prior to changing the location of the private key shards, and therefore the Fund Components, including to a different state. The Digital Asset Accounts use offline storage, or cold storage, mechanisms to secure the Fund’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

Fund Components in the Digital Asset Accounts are not treated as general assets of the Custodian. Rather, the Custodian serves as a fiduciary and custodian on the Fund’s behalf, and the Fund Components in the Digital Asset Accounts are considered fiduciary assets that remain the Fund’s property at all times.

Safekeeping of Digital Assets

The Custodian will use best efforts to keep in safe custody on behalf of the Fund all digital assets received by the Custodian. All digital assets credited to the Fund’s Digital Asset Accounts will (i) be held in the Digital Asset Accounts at all times, and the Digital Asset Accounts will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Fund; (iii) be held in the Digital Asset Accounts on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Fund; (v) not without the prior written consent of the Fund be deposited or held with any third-party depositary, custodian, clearance system or wallet; and (vi) for any Digital Asset Accounts maintained by the Custodian on behalf of the Fund, the Custodian will use best efforts to keep the private key or keys secure, and will not disclose such keys to the Fund, the Manager or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of best efforts and as part of a multiple signature solution that would not result in the Fund or the Manager “storing, holding, or maintaining custody or control of” the digital assets “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Fund or the Manager to become licensed under such law.

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to have insurance coverage to protect against risks such as theft of funds. The Custodian has advised the Manager that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage of up to $320 million. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Fund Components, resulting from theft, including theft by employees of Coinbase or its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Deposits, Withdrawals and Storage; Access to the Digital Asset Accounts

The Custodial Services (i) allow digital assets to be deposited from a public blockchain address to the Digital Asset Accounts and (ii) allow the Fund or Manager to withdraw digital assets from the Digital Asset Accounts to a public blockchain address the Fund or the Manager controls (each such transaction is a “Custody Transaction”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Fund and the Manager as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Fund’s and Manager’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Accounts if the Fund or Manager taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw digital assets from the Digital Asset Accounts, the Custodian will have up to forty-eight (48) hours to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control.

Subject to certain exceptions in the Custodian Agreement, the Fund, the Manager and their authorized representatives will be able to access the Digital Asset Accounts via the Custodian’s website 99.9% of the time (excluding scheduled maintenance) in order to check information about the Digital Asset Accounts, deposit digital assets to the Digital Asset Accounts or initiate a Custody Transaction (subject to the timing described above).

The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of digital assets or the availability and/or accessibility of the Digital Asset Accounts or Custodial Services.

Subject to any legal and regulatory requirements, in order to support the Fund’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to digital assets accounts owned by any Authorized Participant, the Custodian will use commercially reasonable efforts to cooperate with the Fund and Manager to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a digital asset address for deposits by Authorized Participants, and to initiate withdrawals to digital asset addresses controlled by Authorized Participants.

The Custodian Agreement further provides that the Fund’s and the Manager’s auditors or third-party accountants upon reasonable notice, have inspection rights to visit and inspect the Digital Asset Accounts. Such auditors or third-party accountants are not obligated under the Custodian Agreement to exercise their inspection rights.

Security of the Account

The Custodian securely stores all digital assets private keys held by the Custodian in offline storage. Under the Custodian Agreement, the Custodian must use best efforts to keep private and public keys secure, and may not disclose private keys to the Manager, Fund or any other individual or entity.

The Custodian has implemented and will maintain a reasonable information security program that includes policies and procedures that are reasonably designed to safeguard the Custodian’s electronic systems and the Fund’s and the Manager’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined below), the Custodian will promptly (subject to any legal or regulatory requirements) notify the Fund and the Manager. “Data Security Event” is defined as any event whereby (a) an unauthorized person (whether within the Custodian or a third party) acquired or accessed the Fund’s or Manager’s information, (b) the Fund’s or Manager’s information is otherwise lost, stolen or compromised or (c) the Custodian’s Chief Information Security Officer, or other senior security officer of a similar title, is no longer employed by the Custodian.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Fund’s or the Manager’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place, and visit and inspect the systems on which the digital assets are held, all at such times as the Fund or the Manager may reasonably request. The Custodian is obligated to provide a copy of any audit report prepared by its internal or independent auditors to the Fund or the Manager.

The Fund and the Manager obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “Description of the Custodian Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Fund, the Manager and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existence balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Fund may transfer a portion of its digital assets from one public key to another public key of the Fund.

The Fund, the Manager and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “Custody of the Fund’s Digital Assets.”

Annual Certificate and Report

Once each calendar year, the Manager or Fund may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that the Custodian has complied and is currently in compliance with the Custodian Agreement and that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year.

Once each calendar year, the Fund and the Manager will be entitled to request that the Custodian provide a copy of its most recent SOC 1 report and SOC 2 report by December 31 of that year. Any such SOC 1 or SOC 2 report must be dated within one year from the date of such request. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Manager and the Fund will be entitled to terminate the Agreement.

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Fund all digital assets received by the Custodian. The Custodian is liable to the Manager and the Fund for the loss of any digital assets to the extent that the Custodian directly caused such loss (including if the Fund or the Manager is not able to timely withdraw digital assets from the Digital Asset Accounts according to the Custodian Agreement or as a result of the Custodian’s errors in executing a transaction on behalf of the Fund or), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Fund a quantity equal to the quantity of any such lost digital assets.

The Custodian’s or Fund’s total liability under the Custodian Agreement will never exceed the greater of the value of the digital assets on deposit in the Digital Asset Accounts at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address for the Fund’s Digital Asset Account holds digital assets with a value in excess of the Cold Storage Threshold for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Manager monitors the value of digital assets deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of digital assets deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Fund would not have a claim against the Custodian with respect to U.S. dollar value of the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodian or Fund are not liable to each other for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

Furthermore, the Custodian is not liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Custodian, including but not limited to, any delay or failure due to any act of God, natural disasters, act of civil or military authorities, act of terrorists, including but not limited to cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the Custodian and will not affect the validity and enforceability of any remaining provisions. For the avoidance of doubt, a cybersecurity attack, hack or other intrusion by a third party or by someone associated with the Custodian is not a circumstance that is beyond the Custodian’s reasonable control, to the extent due to the Custodian’s failure to comply with its obligations under the Custodian Agreement.

The Custodian does not bear any liability, whatsoever, for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Manager’s or the Fund’s computer or other equipment, or any phishing, spoofing or other attack, unless such damage or interruption originated from the Custodian due to its gross negligence, fraud, willful misconduct or breach of the Custodian Agreement.

Indemnity

Each of the Custodian and the Fund has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of the Custodian’s or the Fund’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Fund’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Fund’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party.

Fees and Expenses

The Custodian Fee is an annualized fee charged monthly that is a percentage of the Fund’s monthly assets under custody. Following the third anniversary of the Custodian Agreement, the fee may be adjusted by the Custodian with at least six months’ advance notice. Any changes to the fee will be agreed to by the Fund and the Manager and the Custodian in writing. To the extent the parties cannot reach an agreement regarding any modifications in pricing, either party may elect to terminate the Custodian Agreement. It is the Fund’s and the Manager’s sole responsibility to determine whether, and to what extent, any taxes apply to any deposits or withdrawals conducted through the Custodial Services.

Term; Renewal

Subject to each party’s termination rights, the Custodian Agreement is for a term of three years. Thereafter, the Custodian Agreement automatically renews for successive terms of one year, unless either party elects not to renew, by providing no less than thirty days’ written notice to the other party prior to the expiration of the then-current term, or unless terminated earlier as provided herein.

Termination

During the Initial Term, either party may terminate the Custodian Agreement for Cause (as defined below) at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice. “Cause” is defined as if: (i) such other party commits any material breach of any of its obligations under the Custodian Agreement; (ii) such other party is adjudged bankrupt or insolvent, or there is commenced against such party a case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or such party files an application for an arrangement with its creditors, seeks or consents to the appointment of a receiver, administrator or other similar official for all or any substantial part of its property, admits in writing its inability to pay its debts as they mature, or takes any corporate action in furtherance of any of the foregoing, or fails to meet applicable legal minimum capital requirements; or (iii) with respect to the Fund’s and the Manager’s right to terminate, any applicable law, rule or regulation or any change therein or in the interpretation or administration thereof has or may have a material adverse effect on the rights of the Fund, the Manager or any of their respective beneficiaries with respect to any services covered by the Custodian Agreement.

After the initial term, either party may terminate the Custodian Agreement (i) upon ninety (90) days’ prior written notice to the other party and (ii) for Cause at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice.

Notwithstanding the foregoing, the Manager and the Fund may cancel the Digital Asset Accounts at any time by withdrawing all balances and contacting the Custodian. Upon termination of the Custodian Agreement, the Custodian will promptly upon the Manager’s or the Fund’s order deliver or cause to be delivered all digital assets held or controlled by the Custodian as of the effective date of termination, together with such copies of the records maintained pursuant to the Custodian Agreement and as the Manager and the Fund requests in writing.

Governing Law

The Custodian Agreement is governed by New York law.

Certain CAYMAN ISLANDS AND U.S. FEDERAL INCOME Tax considerations

The following discussion of Cayman Islands and U.S. federal income tax considerations is not intended as a substitute for careful tax planning. It does not address all of the relevant tax principles that will apply to the Fund and its shareholders. In particular, it does not discuss the tax principles of countries other than the Cayman Islands and the United States or any state or local tax principles. Prospective investors in the Fund are urged to consult their professional advisers regarding the possible tax consequences of an investment in the Fund in light of their own situations.

Certain Cayman Islands Tax Considerations

Taxation—Cayman Islands

The Government of the Cayman Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon the Fund or the shareholders. Interest, dividends and gains payable to the Fund and all distributions by the Fund to shareholders will be received free of any Cayman Islands income or withholding taxes. The Fund has received an undertaking from the Financial Secretary of the Cayman Islands to the effect that, for a period of 50 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits or income or gains or appreciations shall apply to the Fund or to any shareholder in respect of the operations or assets of the Fund or the Shares of a shareholder; and that any such taxes or any tax in the nature of estate duty or inheritance tax shall not be payable in respect of the obligations of the Fund or the interests of the shareholders therein. The Cayman Islands are not party to a double tax treaty with any country that is applicable to any payments made to or by the Fund.

Cayman Islands—Automatic Exchange of Financial Account Information

The Cayman Islands has signed an inter-governmental agreement to improve international tax compliance and the exchange of information with the United States (the “U.S. IGA”). The Cayman Islands has also signed, along with over 100 other countries, a multilateral competent authority agreement to implement the OECD Standard for Automatic Exchange of Financial Account Information—Common Reporting Standard (“CRS” and together with the U.S. IGA, “AEOI”).

Cayman Islands regulations have been issued to give effect to the U.S. IGA and CRS (collectively, the “AEOI Regulations”). Pursuant to the AEOI Regulations, the Cayman Islands Tax Information Authority (the “TIA”) has published guidance notes on the application of the U.S. IGA and CRS.

All Cayman Islands “Financial Institutions” are required to comply with the registration, due diligence and reporting requirements of the AEOI Regulations, unless they are able to rely on an exemption that allows them to become a “Non-Reporting Financial Institution” (as defined in the relevant AEOI Regulations) with respect to one or more of the AEOI regimes, in which case only the registration requirement would apply under CRS. The Fund does not propose to rely on any Non-Reporting Financial Institution exemption and therefore intends to comply with all of the requirements of the AEOI Regulations.

The AEOI Regulations require the Fund to, amongst other things (i) register with the IRS to obtain a Global Intermediary Identification Number (in the context of the U.S. IGA only), (ii) register with the TIA, and thereby notify the TIA of its status as a “Reporting Financial Institution,” (iii) adopt and implement written policies and procedures setting out how it will address its obligations under CRS, (iv) conduct due diligence on its accounts to identify whether any such accounts are considered “Reportable Accounts,” (v) report information on such Reportable Accounts to the TIA, and (vi) file a CRS Compliance Form with the TIA. The TIA will transmit the information reported to it to the overseas fiscal authority relevant to a reportable account (e.g. the IRS in the case of a US Reportable Account) annually on an automatic basis.

For information on any potential withholding tax that may be levied against the Fund, see also “—Certain United States Tax Considerations.”

By investing in the Fund and/or continuing to invest in the Fund, investors shall be deemed to acknowledge that further information may need to be provided to the Fund, the Fund’s compliance with the AEOI Regulations may result in the disclosure of investor information, and investor information may be exchanged with overseas fiscal authorities. Where an investor fails to provide any requested information (regardless of the consequences), the Fund may be obliged, and/or reserves the right to take any action and/or pursue all remedies at its disposal including, without limitation, compulsory redemption of the investor concerned and/or closure of the investor’s account.

Certain United States Tax Considerations

This summary outlines certain significant U.S. federal income tax principles that are likely to apply to the Fund and the shareholders, given the anticipated nature of the Fund’s investments and activities. Except where specifically addressing considerations applicable to Tax-Exempt Investors or Non-U.S. Investors, each as defined below, this discussion assumes that the shareholder is a U.S. Investor, as defined below, that holds its Shares as capital assets.

This summary does not purport to address all of the U.S. federal income tax consequences that may be applicable to any particular shareholder. In some cases, the activities of a shareholder other than its investment in the Fund may affect the tax consequences to such shareholder of an investment in the Fund. For example, this discussion does not describe tax consequences applicable to shareholders subject to special rules, such as regulated investment companies, real estate investment trusts, insurance companies, foreign governments or entities treated as partnerships for U.S. federal income tax purposes. This discussion also does not describe tax consequences applicable to Authorized Participants (or other shareholders acquiring Shares directly from the Fund). This discussion also does not address the application of the alternative minimum tax or the Medicare contribution tax under Section 1411 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

The discussion of U.S. federal income tax matters contained herein is based on existing law as contained in the Code, Treasury regulations, administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislation, administrative rulings or court decisions will not materially and adversely affect the consequences set forth in this summary, possibly on a retroactive basis. Each prospective investor is urged to consult its tax adviser concerning the potential tax consequences of an investment in the Fund.

For purposes of this summary:

•	A “U.S. Investor” is a beneficial owner of a Share that is a U.S. Person and that is not generally exempt from U.S. federal income tax.
•

A “Non-U.S. Investor” is a beneficial owner of a Share that is not a U.S. Person, is not an entity treated as a partnership for U.S. federal income tax purposes and is not treated as a foreign government for purposes of Section 892 of the Code. The discussion below addressing Non-U.S. Investors does not, however, address the U.S. federal income tax consequences of an investment in a Share by any Non-U.S. Investor (i) whose investment in a Share is “effectively connected” with the conduct by such Non-U.S. Investor of a trade or business in the United States, (ii) who is a former U.S. citizen or former resident of the United States or that is an entity that has expatriated from the United States, (iii) who is an individual and is present in the United States for 183 days or more in any taxable year or (iv) that, because of its particular circumstances, is generally subject to U.S. federal income tax on a net basis.

•

A “Tax-Exempt Investor” is a beneficial owner of a Share that is a U.S. Person generally exempt from U.S. federal income tax under Section 501(a) or Section 664(c) of the Code. The discussions below addressing Tax-Exempt Investors do not, however, address the U.S. federal income tax consequences of an investment in the Fund by any Tax-Exempt Investor that is subject to special rules relating to the computation of “unrelated business taxable income,” such as the rules under Section 512(a)(3) of the Code.

Solely for purposes of the foregoing definitions, a “U.S. Person” is (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, that is created or organized in or under the laws of the United States, any state therein or the District of Columbia; or (iii) an estate or trust the income of which is subject to U.S. federal income tax regardless of the source thereof.

If the beneficial owner of a Share is an entity that is treated as a partnership for U.S. federal income tax purposes, the U.S. federal income tax treatment of a partner in that partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is treated as a partnership for U.S. federal income tax purposes should consult its tax adviser concerning the tax consequences of an investment in the Fund.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currencies

Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currencies are uncertain. The Manager does not intend to request a ruling from the Internal Revenue Service (the “IRS”) on these issues. Rather, the Manager will cause the Fund will take positions that it believes to be reasonable. There can be no assurance that the IRS will agree with the positions the Fund takes, and it is possible that the IRS will successfully challenge the Fund’s positions.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules of the Code relating to foreign currency and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. For example, although the Notice contemplates that rewards earned from "mining" will constitute taxable income to the miner, there is no guidance directly addressing rewards from Staking or amounts received in connection with digital currency lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. It is likely, however, that the IRS would assert that Staking or lending digital currencies gives rise to current, ordinary income. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital currencies, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital currency. Because the treatment of digital currencies is uncertain, it is possible that the treatment of ownership of any particular digital currency may be adverse to the Fund. For example, ownership of a digital currency could be treated as ownership in an entity, in which case the consequences of ownership of that digital currency would depend on the type and place of organization of the deemed entity. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for investors in the Fund and could have an adverse effect on the value of digital currencies. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital currencies that are not within the scope of the Notice.

The remainder of this discussion assumes that any digital currency that the Fund may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the rules with respect to foreign currency gain and loss.

U.S. Entity-Level Taxation of the Fund

The Fund has elected to be treated as a corporation for U.S. federal income tax purposes.

The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“effectively connected income”). There can, however, be no complete assurance in this regard. In particular, there is no guidance directly addressing the U.S. federal income taxation of Staking, Staking Consideration or lending digital currencies, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business). If the Fund were treated as engaged in a trade or business in the United States during any taxable year, it would be required to file a U.S. federal income tax return for that year, regardless of whether it recognized any effectively connected income. If the Fund did not file U.S. federal income tax returns and were later determined to have engaged in a U.S. trade or business, it would generally not be entitled to offset its effectively connected income and gains against its effectively connected losses and deductions (and, therefore, would be taxable on its gross, rather than net, effectively connected income). If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

Provided that it does not constitute effectively connected income, any U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by the Fund would generally be subject to U.S. withholding tax at the rate of 30% (subject to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, ordinary income recognized by the Fund as a result of a fork, airdrop or similar occurrence would presumably constitute FDAP income. It is also possible that receipt of Staking Consideration or proceeds from lending activities will be considered FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any assets derived by the Fund as a consequence of a fork, airdrop or similar occurrence, or from Staking or lending activities.

U.S. Investors in the Fund

The following discussion outlines certain significant U.S. federal income tax consequences of an investment in the Fund by a U.S. Investor. This discussion assumes that a U.S. Investor holds its interest in the Fund as a capital asset. This discussion assumes that each U.S. Investor will acquire all of its Shares on the same date solely for cash.

Although there is no certainty in this regard, the Fund may be a “passive foreign investment company,” as defined in Section 1297 of the Code (a “PFIC”) for U.S. federal income tax purposes. In addition, under certain circumstances, the Fund may be a “controlled foreign corporation” (a “CFC”) for U.S. federal income tax purposes. The material consequences of the PFIC rules and the CFC rules are set forth below. If the Fund is a CFC, the CFC rules, rather than the PFIC rules, will apply to any U.S. Investor that is a 10% U.S. Shareholder, as defined below, of the Fund.

Prospective U.S. Investors should consult their tax advisers concerning the Fund’s potential PFIC status and CFC status, and the tax considerations relevant to an investment in a PFIC or CFC. Prospective U.S. Investors should also read the discussion under the headings “—Information Reporting and Backup Withholding,” “—Information Reporting by Shareholders” and “—FATCA Tax” below.

PFIC Rules

It is not clear whether the Fund is a PFIC for U.S. federal income tax purposes, and the guidance in the Ruling & FAQs has increased the uncertainty in this regard. However, because it is possible that the Fund is a PFIC, the Fund will provide to each U.S. Investor, and to any other shareholder upon request, PFIC Annual Information Statements that will include the required information and representations to permit such U.S. Investor (or any direct or indirect beneficial owner of an interest in such investor) to make a “qualified electing fund” election (a “QEF Election”) with respect to the Fund. Each U.S. Investor should consult its tax adviser as to whether it should make a QEF Election. Assuming that the Fund is a PFIC, failure to make a QEF Election with respect to an investment in the Fund could result in materially adverse tax consequences to a U.S. Investor, as described below.

For simplicity of presentation, it is assumed for purposes of the following disclosure that the Fund is a PFIC.

Consequences in Absence of QEF Election

If a U.S. Investor does not make a QEF Election with respect to the Fund, any “excess distribution” received by the U.S. Investor from the Fund, and any gain recognized by the U.S. Investor on a sale or other disposition (including, under certain circumstances, a pledge) of Shares, will be treated as having been earned ratably (on a straight-line basis) over the U.S. Investor’s holding period for its Shares. The portion allocated to the taxable year of the “excess distribution,” or to the year of the sale or other disposition, will be treated as ordinary income. The portion allocated to each prior taxable year will be subject to U.S. federal income tax at the highest marginal rate in effect for the type of U.S. Investor (corporate or individual) for such taxable year, and an interest charge for the deemed deferral benefit will be imposed on the resulting tax liability for each prior taxable year.

If a U.S. Investor does not make a QEF Election, distributions by the Fund to the U.S. Investor, other than “excess distributions,” will be taxable as ordinary income (and not as “qualified dividend income”) to the extent such distributions are made out of the Fund’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. To the extent that a distribution (other than an “excess distribution”) exceeds the Fund’s current and accumulated earnings and profits, the distribution will be treated, first, as a return of capital that will reduce the U.S. Investor’s tax basis in its Shares and, after such tax basis has been reduced to zero, as gain from a sale or exchange of the U.S. Investor’s Shares, which will be subject to U.S. federal income tax as described above. These rules will apply to any in-kind distribution of a Forked Asset that the Fund makes to a U.S. Investor, with the amount of the distribution equal to the fair market value of such Forked Asset on the date of the distribution.

Consequences Pursuant to QEF Election

A U.S. Investor can mitigate the consequences described above by making a QEF Election with respect to the Fund. A U.S. Investor can make a QEF Election by attaching a properly executed IRS Form 8621 to its U.S. federal income tax return for the first taxable year in which it wishes the election to apply. If a U.S. Investor does not make a QEF Election with respect to the Fund for the first taxable year in which the U.S. Investor holds any Shares, a later QEF Election with respect to the Fund will not apply with respect to the U.S. Investor’s investment in the Fund unless the U.S. Investor elects to recognize gain, if any, as if it sold its Shares on the first day of the first taxable year to which the QEF Election applies. Any gain that a U.S. Investor recognizes as a consequence of such an election will be subject to U.S. federal income tax as described above.

If a U.S. Investor makes a valid QEF Election with respect to its Shares, the U.S. Investor will be required to report on its U.S. federal income tax return, and thus to take into account in determining its U.S. federal income tax liability, its pro rata share of the Fund’s ordinary earnings and net capital gain for the taxable year of the Fund ending within or with such U.S. Investor’s taxable year, regardless of whether the Fund makes any distributions to the U.S. Investor. A U.S. Investor will include its pro rata share of the Fund’s ordinary earnings as ordinary income, and will include its pro rata share of the Fund’s net capital gain (that is, the excess of net long-term capital gain over net short-term capital loss) as long-term capital gain. U.S. Investors will not be entitled to claim deductions for any net losses incurred by the Fund, and the Fund will not be entitled to carry its net losses for any taxable year back or forward in computing its ordinary earnings and net capital gain for other taxable years. In addition, a U.S. Investor will not be entitled to claim a foreign tax credit for any non-U.S. taxes borne by the Fund, but these taxes will reduce the amount of income the U.S. Investor would otherwise be required to include pursuant to the QEF Election. A U.S. Investor’s tax basis in its Shares will be increased by the amounts the U.S. Investor includes in income as a consequence of the QEF Election and decreased by the amount of distributions the U.S. Investor receives from the Fund out of earnings that the U.S. Investor previously included in income as a consequence of the QEF Election.

The Manager believes that, in general, gains and losses recognized by the Fund from the sale or other disposition of digital currencies will be treated as capital gains or losses pursuant to the Notice. The Fund may sell digital currencies for U.S. dollars or other fiat currency in connection with rebalancings, in order to divest itself of Forked Assets or to pay Additional Fund Expenses and in connection with its liquidation. In addition, the Fund’s payment of the Manager’s Fee or any Additional Fund Expenses through a transfer of digital currencies, and any distribution of Forked Assets to the shareholders (or to an agent of the shareholders), will be treated for U.S. federal income tax purposes as a sale of the relevant digital currencies for their fair market value on the date of such transfer or distribution, except that solely in the case of a distribution to the shareholders (or their agent), the Fund will not recognize any loss realized by it on such deemed sale. As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital currency constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. In addition, any gain or loss the Fund recognizes on a disposition of a fiat currency other than the U.S. dollar will generally be treated as ordinary income or loss.

As discussed above, there is uncertainty with respect to many significant aspects of the U.S. federal income tax treatment of digital currencies, including the timing and character of income earned as a result of Staking Activities or lending activities. If the IRS successfully challenges the Fund’s determination of its income, the Fund may be required to issue revised PFIC Annual Information Statements for prior taxable years, and U.S. Investors may be required to amend their tax returns for those years.

Assuming that a U.S. Investor makes a QEF Election with respect to its Shares, a distribution by the Fund to the U.S. Investor will be taxable as ordinary income (and not as “qualified dividend income”) to the extent such distributions are made out of the Fund’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, except to the extent that the U.S. Investor can establish that the distributions are made out of earnings that were previously included in income by any U.S. person as a consequence of a QEF Election. The portion of any such distribution that the U.S. Investor can establish as being made out of earnings that were previously included in a U.S. person’s income pursuant to a QEF Election will not be subject to U.S. federal income tax. To the extent that a distribution exceeds the Fund’s current and accumulated earnings and profits, the distribution will be treated, first, as a return of capital that will reduce the U.S. Investor’s tax basis in its Shares and, after such tax basis has been reduced to zero, as gain from a sale or exchange of the U.S. Investor’s Shares. These rules will apply to any in-kind distribution of a Forked Asset that the Fund makes to a U.S. Investor, with the amount of the distribution equal to the fair market value of such Forked Asset on the date of the distribution.

Upon a sale or other exchange of Shares, a U.S. Investor will generally recognize gain or loss equal to the difference between the amount realized and the U.S. Investor’s tax basis in its Shares. Assuming that the U.S. Investor has made a QEF Election with respect to its Shares, any such gain or loss will constitute capital gain or loss, and will be long-term capital gain or loss if the U.S. Investor’s holding period for the Shares was more than one year as of the date of the sale or other exchange.

A U.S. Investor that makes a QEF Election with respect to its Shares may also elect to defer the payment of the taxes in respect of its share of the Fund’s undistributed ordinary earnings and net capital gain, subject to the payment of an interest charge on the deferred tax liability. If a U.S. Investor makes this election, the deferred tax liability with respect to the undistributed earnings attributable to its Shares will generally become payable on the due date (determined without regard to extensions) of the U.S. Investor’s U.S. federal income tax return for the taxable year in which the U.S. Investor sells or pledges such Shares. If the Fund makes a distribution, however, the deferred tax liability with respect to the U.S. Investor’s share of the distributed earnings will become payable on the due date (determined without regard to extensions) of the U.S. Investor’s U.S. federal income tax return for the taxable year in which the distribution occurs.

CFC Rules

In general, a non-U.S. corporation will be treated as a “controlled foreign corporation” for U.S. federal income tax purposes (a “CFC”) if more than 50% of its stock, by vote or value, is owned, directly or under applicable constructive ownership rules, by 10% U.S. Shareholders. A “10% U.S. Shareholder” is a U.S. person (including a U.S. partnership) that owns, directly or under applicable constructive ownership rules, at least 10% of the value or voting power of the non-U.S. corporation’s stock. If the Fund were treated as a CFC, the PFIC rules would not apply to a U.S. Investor that was a 10% U.S. Shareholder (but would continue to apply to other U.S. Investors). Instead, a 10% U.S. Shareholder generally would be required to take into account, as ordinary income, its share of all of the

Fund’s income and gain for each taxable year, without regard to whether the Fund made any distributions. In addition, all or a portion of the gain recognized by a 10% U.S. Shareholder upon the sale or exchange of an interest in the Fund could conceivably be recharacterized as dividend income that would be taxable as ordinary income.

In-Kind Distributions of Forked Assets

If the Fund distributes Forked Assets in kind to the shareholders (or to an agent of the shareholders), the Fund will recognize gain (if any) as if it had sold the Forked Assets for their fair market value on the date of the distribution. As discussed above, any such gain will be reported on the Fund’s PFIC Annual Information Statements for the year in which the distribution occurs. For U.S. federal income tax purposes, the shareholders will be treated as receiving a distribution from the Fund in an amount equal to the fair market value of the Forked Assets on the date of the distribution, without regard to whether the distribution is made directly to the shareholders or to an agent on behalf of the shareholders. For the consequences of any such distribution to a U.S. Investor, see “—U.S. Investors in the Fund.”

Upon the sale or other disposition of such distributed Forked Assets by the shareholders’ agent, a U.S. Investor will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Investor’s share of such Forked Assets (which, in the case of a sale by such agent, generally will be equal to the U.S. Investor’s share of the cash proceeds received by the agent, reduced by the U.S. Investor’s share of any selling expenses incurred by the agent on such U.S. Investor’s behalf) and (ii) the U.S. Investor’s basis in its share of such Forked Assets (which generally will be equal to the fair market value of the U.S. Investor’s share of such Forked Assets on the date of the distribution by the Fund). In general, such gain or loss will be short-term capital gain or loss if the sale or other disposition occurs within one year after the Fund’s in-kind distribution of the Forked Assets and will be long-term capital gain or loss if the sale or other disposition occurs more than one year after such in-kind distribution. The deductibility of capital losses is subject to significant limitations.

Tax-Exempt Investors in the Fund

In general, Tax-Exempt Investors are subject to U.S. federal income taxation with respect to any unrelated business taxable income (“UBTI”) they derive. UBTI generally does not include certain specified types of income, including dividends or gains from the sale, exchange or other disposition of property other than inventory or property held primarily for sale to customers in the ordinary course of a trade or business. However, UBTI includes “unrelated debt-financed income,” which is generally defined as any income derived from property in respect of which “acquisition indebtedness” is outstanding, even if the income would otherwise be excluded in computing UBTI.

In general, a Tax-Exempt Investor’s income from an investment in the Fund should not be treated as resulting in UBTI, provided that the Tax-Exempt Investor’s acquisition of its Shares is not debt-financed. Specifically, a Tax-Exempt Investor’s income from the Fund should not be treated as UBTI as a consequence of the Fund’s recognition of any income that would be treated as UBTI if derived directly by the Tax-Exempt Investor, including the Fund’s share of any income arising from a fork, airdrop or similar occurrence. If a Tax-Exempt Investor’s acquisition of any Shares is debt-financed, all or a portion of such Tax-Exempt Investor’s income attributable to such Shares will be included in UBTI. The portion of a Tax-Exempt Investor’s income attributable to its Shares that is treated as UBTI will be subject to U.S. federal income tax as discussed in “—U.S. Investors in the Fund.”

It is possible that the Fund is a PFIC. In addition, under certain circumstances, the Fund may be a CFC. A Tax-Exempt Investor will not be subject to income tax under the PFIC rules, and should not be subject to income tax under the CFC rules, if it is not otherwise taxable under the UBTI provisions with respect to its ownership of its Shares (i.e., because its investment in the Fund is debt-financed).

A charitable remainder trust is not subject to U.S. federal income taxation with respect to UBTI, but instead is subject to a U.S. federal excise tax equal to the entire amount of any UBTI it derives. In general, if the Fund is a PFIC or a CFC, U.S. beneficiaries of any Tax-Exempt Investor that is a charitable remainder trust will be treated for purposes of the PFIC rules and the CFC rules as owning their proportionate shares of such Tax-Exempt Investor’s Shares for purposes of the regimes applicable to U.S. investors in PFICs and CFCs. Any such U.S. beneficiary could be subject to materially adverse tax consequences under the PFIC rules or the CFC rules. Upon request, the Fund will provide shareholders with information necessary to permit any such U.S. person to make a QEF Election with respect to the Fund. Any prospective shareholder that is a charitable remainder trust should consult its tax adviser regarding the advisability of an investment in the Fund.

Tax-Exempt Investors that are private foundations, or that are “applicable educational institutions” as defined in Section 4968 of the Code, should consult their tax advisers about the possible excise tax consequences to them of an investment in Shares.

Prospective Tax-Exempt Investors in the Fund should also read the discussion under the headings “—Information Reporting and Backup Withholding,” “—Information Reporting by Shareholders” and “—FATCA Tax” below.

Non-U.S. Investors in the Fund

Except as discussed below under “—FATCA Tax,” a Non-U.S. Investor will not be subject to U.S. federal income or withholding tax on distributions received in respect of its Shares, on gains recognized on a sale or other disposition of its Shares or the sale of Forked Assets by an agent on its behalf.

It is possible that the Fund is a PFIC. In addition, under certain circumstances, the Fund may be a CFC. In general, if the Fund is a PFIC or a CFC, all or certain U.S. persons sufficiently related by equity ownership to a Non-U.S. Investor that is a corporation, partnership, trust or estate will be treated as owning their proportionate shares of the Non-U.S. Investor’s Shares for purposes of the regimes applicable to U.S. investors in PFICs and CFCs. Treatment of a U.S. person as the owner of an equity interest in a PFIC or CFC could have materially adverse tax consequences for such person. Upon request, the Fund will provide shareholders with information necessary to permit any such U.S. person to make a QEF Election with respect to the Fund.

Prospective Non-U.S. Investors in the Fund should also read the discussion under the headings “—Information Reporting and Backup Withholding” and “—FATCA Tax” below.

Information Reporting and Backup Withholding

Payments of Fund dividends, and of proceeds from sales of Shares, that are made to a U.S. Investor within the United States or through certain U.S.-related financial intermediaries will generally be subject to U.S. information reporting, and may be subject to U.S. backup withholding, unless (i) the U.S. Investor is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Investor provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. The amount of any backup withholding from a payment to a U.S. Investor will be allowed as a credit against the U.S. Investor’s U.S. federal income tax liability and may entitle the U.S. Investor to a refund, provided that the required information is timely furnished to the IRS.

In order to reduce or eliminate U.S. information reporting requirements and U.S. backup withholding in respect of distributions made by the Fund and proceeds from on a sale or other disposition of Shares, a Non-U.S. Investor must comply with certain certification requirements (generally, by delivering a properly executed IRS Form W-8BEN or W-8BEN-E to the Fund).

Information Reporting by Shareholders

U.S. Investors may be subject to various information reporting requirements as a consequence of an investment in the Fund. Failure to satisfy these requirements may result in substantial penalties. Certain U.S. federal information reporting requirements are summarized below, but this summary does not purport to provide an exhaustive list of such requirements. Tax-Exempt Investors may also be subject to these and other information reporting requirements as a consequence of an investment in the Fund. Prospective investors are urged to consult their tax advisers concerning the information reporting requirements to which they may be subject as a consequence of an investment in the Fund.

Unless a U.S. Investor who is an individual holds his or her Shares in a financial account maintained by a financial institution, the U.S. Investor will be required to report information relating to his or her ownership of Shares on IRS Form 8938 for each taxable year in which he or she holds interests in “specified foreign financial assets,” as defined in Section 6038D of the Code, including Shares, with an aggregate value in excess of an applicable threshold amount. Certain U.S. Investors that are entities may be subject to similar rules.

If the Fund is a PFIC, a U.S. Investor will generally be required to file IRS Form 8621 with respect to the Fund for each year in which it holds its Shares. Any U.S. Investor that (a) acquires (whether in one or more transactions) a 10% or greater interest in the Fund (determined by applying certain attribution rules) or (b) reduces its interest in the Fund to less than 10% will generally be required to file IRS Form 5471. Additional reporting requirements will apply to any U.S. Investor owning a 10% or greater interest in the Fund (determined by applying certain attribution rules) if the Fund is a CFC.

A direct or indirect participant in any “reportable transaction” must disclose its participation to the IRS on IRS Form 8886. Furthermore, a “material adviser” to a reportable transaction is required to maintain a list of each person with respect to whom such adviser acted as a material adviser and to disclose to the IRS certain other information regarding the transaction. For purposes of the disclosure rules, a U.S. person that owns at least 10% of the voting power or value of the shares of a CFC is generally treated as a participant in a reportable transaction in which the relevant foreign corporation participates. It is possible that the Fund will participate in one or more transactions that all or certain U.S. Investors would be required to report if the Fund were a CFC. A U.S. Investor also may be required to report a transfer of all or any portion of its Shares if it recognizes a loss on the transfer that equals or exceeds an applicable threshold amount. Certain states, including New York, have similar reporting requirements.

FATCA Tax

Under certain provisions of the Code and Treasury regulations promulgated thereunder (commonly referred to as “FATCA”), as well as certain intergovernmental agreements between the United States and certain other countries (including the Cayman Islands) together with expected local country implementing legislation, certain payments made in respect of the Shares may be subject to withholding (“FATCA withholding”).

The Fund (or a relevant intermediary) may be required to impose FATCA withholding on payments in respect of the Shares to the extent that such payments are “foreign passthru payments,” made to non-U.S. financial institutions (including intermediaries) that have not entered into agreements with the IRS pursuant to FATCA or otherwise established an exemption from FATCA, and other shareholders that fail to provide sufficient identifying information to the Fund or any relevant intermediary. The term “foreign passthru payment” is not yet defined. It is not clear whether and to what extent payments on the Shares will be considered foreign passthru payments subject to FATCA withholding or how intergovernmental agreements will address foreign passthru payments (including whether withholding on foreign passthru payments will be required under such agreements). Withholding on foreign passthru payments will not apply prior to the date that is two years after the publication of the final regulations defining “foreign passthru payments.” Shareholders should consult their tax advisers as to how these rules may apply to payments they receive under the Shares.

ERISA and Related Considerations

The following section sets forth certain consequences under ERISA and the Code which a fiduciary of an “employee benefit plan” as defined in and subject to the fiduciary responsibility provisions of ERISA, or of a “plan” as defined in and subject to Section 4975 of the Code, who has investment discretion should consider before deciding to acquire shares with plan assets in the Fund (such “employee benefit plans” and “plans” being referred to herein as “Plans,” and such fiduciaries with investment discretion being referred to herein as “Plan Fiduciaries”). The following summary is not intended to be complete, but only to address certain questions under ERISA and the Code that are likely to be raised by the Plan Fiduciary’s own counsel.

*    *    *    *

In general, the terms “employee benefit plan” as defined in ERISA and “plan” as defined in Section 4975 of the Code together refer to any plan or account of various types which provides retirement benefits or welfare benefits to an individual or to an employer’s employees and their beneficiaries. Such plans and accounts include, but are not limited to, corporate pension and profit sharing plans, “simplified employee pension plans,” Keogh plans for self-employed individuals (including partners), individual retirement accounts described in Section 408 of the Code and medical benefit plans.

Each Plan Fiduciary must give appropriate consideration to the facts and circumstances that are relevant to an investment in the Fund, including the role an investment in the Fund plays in the Plan’s investment portfolio. Each Plan Fiduciary must be satisfied that investment in the Fund is a prudent investment for the Plan, that the investments of the Plan, including the investment in the Fund, are diversified so as to minimize the risks of large losses and that an investment in the Fund complies with the documents of the Plan and related trust and that an investment in the Fund does not give rise to a transaction prohibited by Section 406 of ERISA or Section 4975 of the Code.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that assets of an entity will not be plan assets of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

In order to avoid causing assets of the Fund to be “plan assets,” the Manager intends to restrict the aggregate investment by “benefit plan investors” to under 25% of the total value of the Shares of the Fund (not including the investments of the Manager, the distributor, any other person who provides investment advice for a fee (direct or indirect) with respect to the assets of the Fund, any other person who has discretionary authority or control over the assets of the Fund, and any entity (other than a benefit plan investor) that is directly or indirectly through one or more intermediaries controlling, controlled by or under common control with any of such entities (including a partnership or other entity for which the Manager is the general partner, managing member, investment adviser or provides investment advice), and each of the principals, officers, and employees of any of the foregoing entities who has the power to exercise a controlling influence over the management or policies of such entity or the Fund). Furthermore, because the 25% test is ongoing, it not only restricts additional investments by benefit plan investors, but also can cause the Manager to require that existing benefit plan investors redeem from the Fund in the event that other investors redeem their Shares. If rejection of subscriptions or such compulsory redemptions are necessary, as determined by the Manager, to avoid causing the assets of the Fund to be “plan assets,” the Manager will effect such rejections or redemptions in such manner as the Manager, in its sole discretion, determines.

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Manager, the distributor, any placement agent, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase might result in a “prohibited transaction” under ERISA and the Code.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Fund are based on the provisions of the Code and ERISA as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE MANAGER OR ANY OTHER PARTY RELATED TO THE FUND THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN. THE PERSON WITH INVESTMENT DISCRETION SHOULD CONSULT WITH HIS OR HER ATTORNEY AND FINANCIAL ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE FUND, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

Item 1A. Risk Factors

An investment in the Shares involves certain risks as described below. These risks should also be read in conjunction with the other information included in this Annual Report, including the Fund’s financial statements and related notes thereto. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the LLC Agreement.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of digital assets could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including those held by the Fund, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including the Fund Components, over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices. These drawdowns notwithstanding, digital asset prices increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Subsequently, in the second quarter of 2021, digital asset prices decreased and increased suddenly and significantly. Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The Digital Asset Markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of the Fund Components, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Fund is not actively managed and it will not take any actions to take advantage, or mitigate, the impacts of volatility in the price of Fund Components. For additional information that quantifies the volatility of the Fund Components, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Fund Component Prices.”

Digital assets were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets were only introduced within the past decade, and the medium- to long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

Digital Asset Networks and the software used to operate them are in the early stages of development. Given the recentness of the development of Digital Asset Networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of Digital Asset Networks.

•

The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital assets held in the Digital Asset Account corresponding to that private key and the private key will not be capable of being restored by the network of such digital asset.

•

Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

•

The open-source nature of many Digital Asset Network protocols means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular Digital Asset Network. If any Digital Asset Network does not successfully develop its policies on supply and issuance, or does so in a manner that is not attractive to network participants, there may not be sufficient network level support for such network, which could lead to a decline in the support and price of such digital asset.

•

Many Digital Asset Networks are in the process of implementing software upgrades and other changes to their protocols. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a Digital Asset Network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

•

Many Digital Asset Networks are in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of such network’s digital assets as well as such network’s other protocols.

•

The cryptography known as zk-SNARKs that is used to enhance the privacy of transactions on certain Digital Asset Networks, such as the Zcash and Horizen networks, is new and could ultimately fail, resulting in less privacy than believed or no privacy at all, and could adversely affect one’s ability to complete transactions on any such Digital Asset Network or otherwise adversely interfere with the integrity of the relevant blockchain. For example, on February 5, 2019, the team behind Zcash announced that it discovered a vulnerability in zk-SNARKs on March 1, 2018 that was subsequently patched in connection with a network upgrade called “Sapling” in October 2018. The vulnerability was a counterfeiting vulnerability that could have allowed an attacker to create fake ZEC on the Zcash network or fake ZEN on the Horizen network without being detected. Although the privacy features prevent one from being certain no ZEC or ZEN were counterfeited, the team behind Zcash found no evidence that counterfeiting occurred prior to the patch and believes the vulnerability has been fully remediated.

•

The creators of certain Digital Asset Networks may have relied on procedures that could be vulnerable to allowing malicious actors to counterfeit tokens or cause other potential problems. For example, in implementing a type of cryptography known as zero-knowledge proofs, the creators of Zcash relied on a set of public parameters which allow users to construct and verify private transactions. Generating public parameters is similar to generating a public/private key pair, keeping the public key, and destroying the private key. Due to cryptographic limitations, these parameters had to be generated in the set-up phase of the Zcash network and involved trusted parties generating a public/private key pair. Each of these parties had exclusive access to a piece of the private key, known as a private key shard. If an attacker were to gather such private key shards and assemble a complete copy of the corresponding private key, such attacker could use it to create counterfeit Zcash tokens. The private key could be reconstructed, for example, if every participant involved in this setup process colluded to assemble and exploit the complete private key, or if the systems used to generate the public/private key pair were compromised or flawed in some way.

•

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Fund Components could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take such Fund Component, which would adversely affect the value of the Shares. Moreover, functionality of the Digital Asset Network of a Fund Component may be negatively affected such that it is no longer attractive to users, thereby dampening demand for such Fund Component. In addition, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets including the Fund Components and therefore adversely affect the value of the Shares.

Moreover, because digital assets have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of digital assets.

The first digital asset, Bitcoin, was launched in 2009. Ethereum launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, Digital Asset Networks and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

Bitcoin, Ethereum and a limited number of digital assets have only recently become selectively accepted by retail and commercial outlets, and use of digital assets by consumers remains limited. Banks and other established financial institutions may refuse to process funds for digital asset transactions; process wire transfers to or from Digital Asset Exchanges, digital asset related companies or service providers; or maintain accounts for persons or entities transacting in digital assets. As a result, the prices of digital assets are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept digital assets in the future.

•

Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

•

Certain privacy-preserving features have been or are expected to be introduced to Digital Asset Networks and exchanges or businesses that facilitate transactions in digital assets may be at an increased risk of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.

•	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other Digital Asset Networks, which may negatively impact those networks.

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of digital assets that deploy smart contracts.

Smart contracts are programs that run on a blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of Ethereum from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain developers and core contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of Ethereum dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of Ethereum, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of Ethereum being indefinitely frozen in an account. Initial problems and continued problems with the development and deployment of smart contracts may have an adverse effect on the value of the Fund Components and other digital assets that rely on smart contract technology.

Changes in the governance of a Digital Asset Network may not receive sufficient support from users and miners, which may negatively affect that Digital Asset Network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as Bitcoin and the Ethereum network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized Digital Asset Network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to a Digital Asset Network, such Digital Asset Network will be subject to new protocols that may adversely affect the value of the digital asset. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

The governance of other networks, such as Stellar, is more formally managed by companies. The Stellar network is largely managed by the Stellar Development Foundation (also known as Stellar.org) (“SDF”). SDF will generally have control over amendments to, and the development of, their respective protocol’s source code. To the extent that SDF makes any amendments to the Stellar networks’ protocols, respectively, the Stellar networks will be subject to new protocols that may adversely affect the value of XLM, respectively. As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on Digital Asset Networks.

Digital Asset Networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many Digital Asset Networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given Digital Asset Network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given Digital Asset Network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a Digital Asset Network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain.

Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As corresponding increases in throughput lag behind growth in the use of Digital Asset Networks, average fees and settlement times may increase considerably. Increased fees and decreased settlement speeds could preclude certain uses for digital assets (e.g., micropayments), and could reduce demand for, and the price of, digital assets, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Digital Asset Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of any one digital asset could have an adverse effect on the market price of such digital asset.

Many digital assets have concentrated ownership. For example, as of June 30, 2021 the largest 100 BTC wallets held approximately 16% of the BTC in circulation, the largest 100 ETH wallets held approximately 38% of the ETH in circulation, the largest 100 BCH wallets held approximately 32% of the BCH in circulation, the largest 100 LTC wallets held approximately 47% of the LTC in circulation, and the largest 100 LINK wallets held approximately 81% of the LINK in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of digital assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of certain digital assets with highly concentrated ownership.

If the digital asset award for mining blocks and transaction fees for recording transactions on the Digital Asset Network of a Fund Component are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of the Fund Component and the value of the Shares.

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Digital Asset Network of a Fund Component are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the digital asset’s blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

•

A reduction in the processing power expended by miners on a Digital Asset Network could increase the likelihood of a malicious actor or botnet obtaining control. See “If a malicious actor or botnet obtains control of more than 50% of the processing power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain of such digital asset to adversely affect the value of the Shares or the ability of the Fund to operate.”

•

Miners have historically accepted relatively low transaction confirmation fees on most Digital Asset Networks. If miners demand higher transaction fees for recording transactions in a digital asset’s blockchain or a software upgrade automatically charges fees for all transactions on a Digital Asset Network, the cost of using such digital asset may increase and the marketplace may be reluctant to accept such digital asset as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on a Digital Asset Network and force users to pay higher fees, thus reducing the attractiveness of the Digital Asset Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of such Digital Asset Network, the value of the Fund Component and the value of the Shares.

•

To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the blockchain of a digital asset until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a Digital Asset Network.

•

Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain of such digital asset to adversely affect the value of the Shares or the ability of the Fund to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on a particular Digital Asset Network, it may be able to alter the relevant blockchain on which transactions in that digital asset rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the relevant Digital Asset Network or the digital asset community did not reject the fraudulent blocks as malicious, reversing any changes made to the relevant blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the relevant Digital Asset Network.

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, certain individuals believe it negatively impacts the Bitcoin Cash network.

Further, a malicious actor or botnet could create a flood of transactions in order to slow down the relevant Digital Asset Network. For example, on June 2, 2018, the Horizen network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen network. The attack was the result of delayed submission of blocks to the Horizen network. The core developers of Zen have since begun to implement mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions.

Although there are no other known reports of malicious activity on, or control of, the networks of the digital assets currently held by the Fund, it is believed that certain mining pools have collectively exceeded the 50% threshold on some Digital Asset Networks, such as the Bitcoin network. The crossing of the 50% threshold indicates a greater risk that a single mining pool or small group of mining pools could exert authority over the validation of digital asset transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. For example, a significant amount of the processing power on the Bitcoin network has been located in China. Because the Chinese government has subjected digital assets to heightened levels of scrutiny recently, reportedly forcing several Digital Asset Exchanges to shut down, there is a risk that the Chinese government could also achieve control over a significant amount of the processing power on the Bitcoin network. To the extent that similar events occur on the network of a digital asset held by the Fund, if the network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of mining processing power of such network, the feasibility of a malicious actor obtaining control of the processing power on such network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over a Digital Asset Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that a digital asset ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing power on the relevant Digital Asset Network in this manner will remain heightened.

A temporary or permanent “fork” could adversely affect the value of the Shares.

Many Digital Asset Networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of the digital asset adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the digital asset running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process.

Forks may also occur as a network community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain referred to as ETC. ETC now trades on several Digital Asset Exchanges.

A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

In addition, many developers have previously initiated hard forks in the Bitcoin blockchain to launch new digital assets, such as Bitcoin Cash, Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond, as well as the Bitcoin Cash blockchain to launch a new digital asset, Bitcoin Satoshi’s Vision. To the extent such digital assets compete with a digital asset held by the Fund, such competition could impact demand for such digital asset and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a Digital Asset Network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work more susceptible to attack.

A hard fork may adversely affect the price of digital assets at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Fund would be entitled to both versions of the digital asset running in parallel, the Manager will, as permitted by the terms of the LLC Agreement, determine which version of the digital asset is generally accepted as the network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Manager will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the shares. As an illustrative example of a digital asset hard fork, on July 15, 2016, holders of ETH voted on-chain to reverse The DAO hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016 the day after the first ETC block was mined.

The Ethereum network is in the process of implementing software upgrades and other changes to its protocol. For example, in 2021 or 2022, the Ethereum network may begin the first of several stages of an upgrade called Serenity, or Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that would amend its consensus mechanism to include proof-of-stake and sharding. A Digital Asset Network’s consensus mechanism is a material aspect of its source code, and any failure to properly implement such a change could have a material adverse effect on the value of digital assets that rely on the Ethereum network, including the Fund Components, and the value of the Shares.

A future fork in the network of a digital asset held by the Fund could adversely affect the value of the Shares or the ability of the Fund to operate.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset.

Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right of the Fund to receive any such benefit and any such virtual currency acquired through such right as “Forked Assets.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Fund, from any such Forked Assets. For instance, the Custodian may not agree to provide access to the Forked Assets. In addition, the Manager may determine that there is no safe or practical way to custody the Forked Assets, or that trying to do so may pose an unacceptable risk to the Fund’s holdings in digital assets, or that the costs of taking possession and/or maintaining ownership of the Forked Assets exceed the benefits of owning the Forked Assets. Additionally, laws, regulation or other factors may prevent shareholders from benefitting from the Forked Asset even if there is a safe and practical way to custody and secure the Forked Assets. For example, it may be illegal to sell or otherwise dispose of the Forked Asset, or there may not be a suitable market into which the Forked Asset can be sold (immediately after the fork or airdrop, or ever). The Manager may also determine, in consultation with its legal advisers, that the Forked Asset is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Manager would irrevocably abandon, as of any date on which the Fund holding such Forked Asset creates Shares, such Forked Asset if holding it would have an adverse effect on the Fund and it would not be practicable to avoid such effect by disposing of the Forked Asset in a manner that would result in shareholders of the Fund receiving more than insignificant value thereof. In making such a determination, the Manager expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and the federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court's decision in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

The Fund has informed the Custodian that the Fund is irrevocably abandoning, as of any date on which the Fund creates Shares, any Forked Assets to which the Fund would otherwise be entitled as of such date and with respect to which it has not taken any Affirmative Action on or prior to such date. In order to avert abandonment of a Forked Asset, the Fund will send a notice to the Custodian of its intention to retain such Forked Asset. The Manager intends to evaluate each future fork or airdrop on a case-by-case basis in consultation with the Fund’s legal advisers, tax consultants and Custodian. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. See “Item 1. Business—Forked Assets.”

In the event of a hard fork of the network of a digital asset held by the Fund, the Manager will, if permitted by the terms of the LLC Agreement, use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Digital Asset Network of a digital asset held by the Fund, the Manager will, as permitted by the terms of the LLC Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such Digital Asset Network, is generally accepted as the network for such digital asset and should therefore be considered the appropriate network for the Fund’s purposes. The Manager will base its determination on a variety of then relevant factors, including, but not limited to, the Manager’s beliefs regarding expectations of the core developers of such digital asset, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the network of such digital asset. There is no guarantee that the Manager will choose the digital asset that is ultimately the most valuable fork, and the Manager’s decision may adversely affect the value of the Shares as a result. The Manager may also disagree with shareholders, security vendors and the Reference Rate Provider on what is generally accepted as such digital asset going forward and should therefore be considered the digital asset going forward for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of a digital asset may not be favorably received by the digital asset community, which could negatively impact the value of such digital asset and an investment in the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind Zen rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on the relevant digital asset. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of the relevant digital asset and an investment in the Shares.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the digital assets then held by the Fund and fluctuations in the price of any of such digital assets could adversely affect the value of the Shares. The market price of a digital asset held by the Fund may be highly volatile, and subject to a number of factors, including:

•	An increase in the global supply of such digital asset;
•	Manipulative trading activity on Digital Asset Exchanges, which are largely unregulated;
•

The adoption of such digital asset as a medium of exchange, store of value or other consumptive asset and the maintenance and development of the open-source software protocol of the applicable Digital Asset Network;

•	Forks in the applicable Digital Asset Network;
•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or such digital asset, and digital asset exchange rates;
•	Consumer preferences and perceptions of such digital asset specifically and digital assets generally;
•	Fiat currency withdrawal and deposit policies on Digital Asset Exchanges;
•	The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•	Investment and trading activities of large investors that invest directly or indirectly in such digital asset;
•	A “short squeeze” resulting from speculation on the price of such digital asset, if aggregate short exposure exceeds the number of Shares available for purchase;
•	An active derivatives market for such digital asset or for digital assets generally;
•

Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of such digital asset as a form of payment or the purchase of such digital asset in the Digital Asset Markets;

•	Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•	Fees associated with processing a transaction of such digital asset and the speed at which such transactions are settled;
•	Interruptions in service from or closures or failures of major Digital Asset Exchanges;
•	Decreased confidence in Digital Asset Exchanges due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges;
•	Increased competition from other forms of digital assets or payment services; and
•	The Fund’s own acquisitions or dispositions of such digital asset, since there is no limit on the number of tokens of any particular digital asset held by the Fund that it may acquire.

In addition, there is no assurance that any particular digital asset held by the Fund will maintain its value in the long or intermediate term. In the event that the price of any particular digital asset held by the Fund declines, the Manager expects the value of the Shares to decline in proportion to such decline and to the proportionate share of the Fund assets represented by such digital asset.

The value of a digital asset as represented by the applicable Digital Asset Reference Rate or by the principal market for such digital asset may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Manager believes that momentum pricing of many digital assets has resulted, and may continue to result, in speculation regarding future appreciation in the value of the digital assets held by the Fund, inflating and making the applicable Digital Asset Reference Rate more volatile. As a result, any particular digital asset held by the Fund may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the applicable Digital Asset Reference Rate and could adversely affect the value of the Shares.

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets and, consequently, the value of the Shares.

The Digital Asset Exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. Digital Asset Exchanges do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of digital asset trading.

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets held by the Fund and/or negatively affect the market perception of the Fund Components.

In addition, over the past several years, some Digital Asset Exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Digital Asset Exchanges could be subject to abrupt failure with consequences for both users of Digital Asset Exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex, a large Digital Asset Exchange. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese Digital Asset Exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian Digital Asset Exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. Most recently in May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million.

Negative perception, a lack of stability in the Digital Asset Markets and the closure or temporary shutdown of Digital Asset Exchanges due to fraud, business failure or security breaches may reduce confidence in Digital Asset Networks and result in greater volatility in the prices of digital assets. Furthermore, the closure or temporary shutdown of a Digital Asset Exchange used in calculating any of the Digital Asset Reference Rates may result in a loss of confidence in the Fund’s ability to determine its Digital Asset Holdings on a daily basis. These potential consequences of a Digital Asset Exchange’s failure could adversely affect the value of the Shares.

Digital Asset Reference Rates have a limited history and a failure of a Digital Asset Reference Rate could adversely affect the value of the Shares.

Each Digital Asset Reference Rate has a limited history and is an average composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Reference Rate Provider. The Digital Asset Exchanges

chosen by the Reference Rate Provider have also changed over time. Although each Digital Asset Reference Rate is designed to accurately capture the market price of the digital asset it tracks, third parties may be able to purchase and sell such digital assets on public or private markets not included among the constituent Digital Asset Exchanges of such Digital Asset Reference Rate, and such transactions may take place at prices materially higher or lower than the Digital Asset Reference Rate. Moreover, there have been variances in the prices of digital assets on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges, in the past. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Fund Component Prices.” To the extent such prices differ materially from the Digital Asset Reference Rates, investors may lose confidence in the Shares’ ability to track the market price of such digital asset, which could adversely affect the value of the Fund.

For example, the Digital Asset Reference Rate for Bitcoin is an Index Price for Bitcoin. Based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2021, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price for Bitcoin was 8.50% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Index Price for Bitcoin was 8.47%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price for Bitcoin was 0.34%. The timeframe chosen reflects the longest continuous period during which the Digital Asset Exchanges that are currently included in the Index for Bitcoin have been constituents. All Digital Asset Exchanges that were included in the Index for Bitcoin throughout the period were considered in this analysis.

As another example, the Digital Asset Reference Rate for Ethereum is an Index Price for Ethereum. Based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2021, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price for Ethereum was 16.25% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Index Price for Ethereum was 16.15%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price for Ethereum was 0.55%. The timeframe chosen reflects the longest continuous period during which the Digital Asset Exchanges that are currently included in the Index for Ethereum have been constituents. All Digital Asset Exchanges that were included in the Index for Ethereum throughout the period were considered in this analysis.

The Digital Asset Reference Rate used to calculate the value of a Fund Component may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations or selling activity following Basket redemptions, if permitted, may affect the relevant Digital Asset Reference Rate and Share trading prices, adversely affecting the value of the Shares.

The price of digital assets on public Digital Asset Exchanges has a very limited history, and during this history, digital asset prices on the Digital Asset Markets as a whole, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While each Digital Asset Reference Rate is designed to limit exposure to the interruption of individual Digital Asset Exchanges, each Digital Asset Reference Rate, and the price of digital assets generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility can adversely affect the value of the Shares.

Furthermore, because the number of Digital Asset Exchanges is limited, each Digital Asset Reference Rate will necessarily be calculated by reference to a limited number of Digital Asset Exchanges. If a Digital Asset Exchange were subjected to regulatory, volatility or other pricing issues, the Reference Rate Provider would have limited ability to remove such Digital Asset Exchange from the group of trading venues used by it to calculate the relevant Digital Asset Reference Rate, which could skew the price of the digital asset as represented by such Digital Asset Reference Rate. Trading on a limited number of Digital Asset Exchanges may result in less favorable prices and decreased liquidity of one or more digital assets and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring digital assets required for the creation of Baskets may increase the market price of digital assets on the Digital Asset Markets, which will result in higher prices for the Shares. Increases in the market price of digital assets may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of any particular digital asset that may result from increased purchasing activity of such digital asset connected with the issuance of Baskets. Consequently, the market price of any particular digital asset may decline immediately after Baskets are created. Decreases in the market price of digital assets may also occur as a result of sales in Secondary Markets by other market participants. If any of the Digital Asset Reference Rates declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other methods of investing in digital assets could have a negative impact on the price of the digital assets held by the Fund and adversely affect the value of the Shares.

Investors may invest in digital assets through means other than an investment in the Shares, including through direct investments in digital assets and other potential financial vehicles, possibly including securities backed by or linked to one or more digital assets and digital asset financial vehicles similar to the Fund. Market and financial conditions, and other conditions beyond the Manager’s control, may make it more attractive to invest in other financial vehicles or to invest in such digital assets directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of one or more digital assets are formed and represent a significant proportion of the demand for any particular digital asset, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding such digital asset, could negatively affect any of the Digital Asset Reference Rates, the Digital Asset Holdings, the NAV, the NAV per Share and the value of the Shares.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940 (the “Investment Company Act”), generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew its application with the SEC to list an affiliate of the Fund, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. More recently, the Chicago Board Options Exchange (“CBOE”) withdrew a request to list the shares of the VanEck SolidX Bitcoin Trust in September 2019 and the SEC issued disapprovals of NYSE Arca’s requests to list the shares of the Bitwise Bitcoin ETF Trust in October 2019 and the shares of the United States Bitcoin and Treasury Investment Trust in February 2020. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the Digital Asset Market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Fund and the Shares

The Fund faces risks related to COVID-19 outbreak, which could negatively impact the value of the Fund’s holdings and significantly disrupt its affairs.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as SARS-CoV-19 (“COVID-19”) was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. COVID-19 has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Fund. Although the duration and magnitude of the impact of the COVID-19 outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Fund remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of the Fund Components and the value of the Shares.

In addition, the COVID-19 pandemic has disrupted the operations of many businesses. In response to the COVID-19 pandemic, the Manager has made certain adjustments to its operations, including moving all of its employees to a remote working situation as of March 31, 2020. While the operations of the Manager and the affairs of the Fund have not been materially impacted as of the date hereof, there can be no assurance that further developments with respect to the COVID-19 pandemic will not have such an impact. Moreover, the Fund relies on third party service providers to perform certain functions essential to managing the affairs of the Fund. Any disruptions to the Fund’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs could have an adverse impact on the Fund’s ability to access critical services and would be disruptive to the affairs of the Fund. The COVID-19 outbreak or a similar pandemic could also cause disruption to Digital Asset Markets, including the closure of Digital Asset Exchanges, which could impact the price of the Fund Components and impact the Digital Asset Reference Rates or the Reference Rate Provider’s operations, all of which could have a negative impact on the Fund.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share.

Shares purchased from the Fund in sales in private placements are subject to a holding period under Rule 144. Pursuant to Rule 144, once the Fund has been subject to the reporting requirements of Section 13 under the Exchange Act for a period of 90 days, the minimum holding period for Shares purchased in the private placement will be shortened from one year to six months. In addition, the Fund does not currently operate an ongoing redemption program. As a result, the Fund cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of the Fund Component to keep the value of the Shares closely linked to the relevant Digital Asset Reference Rate. As a result, the value of the Shares may not approximate the Fund’s Digital Asset Holdings per Share or meet the Fund’s investment objective, and the Shares may trade at a substantial premium over, or substantial discount to, the value of the Fund’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due in part to these factors, among others, and has historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share.

The Shares may trade at a price that is at, above or below the Fund’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.

The Fund’s Digital Asset Holdings per Share will fluctuate with changes in the market value of the Fund Components, and the Manager expects the trading price of the Shares to fluctuate in accordance with changes in the Fund’s Digital Asset Holdings, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Fund’s Digital Asset Holdings per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Exchange Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Exchanges are open, significant changes in the price of the Fund Components on the Digital Asset Exchange Market could result in a difference in performance between the value of the Fund Components as measured by the Digital Asset Reference Rates and the most recent Digital Asset Holdings per Share or closing trading price. For example, if the price of the Fund Components on the Digital Asset Exchange Market, and the value of the Fund Components as measured by the Digital Asset Reference Rates, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of the Fund Components on the Digital Asset Exchange Market drops significantly during hours OTCQX is closed, investors may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Exchanges (or a substantial number of smaller Digital Asset Exchanges) may be lightly traded or are closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders who purchase Shares on OTCQX that are trading at a substantial premium over the Digital Asset Holdings per Share may suffer a loss on their investment if such premium decreases.

Historically, the Shares have traded at both premiums over and discounts to the Digital Asset Holdings per Share, which at times have been substantial. In the event that the Shares trade at a substantial premium or discount, investors who purchase Shares on OTCQX will pay substantially more or less, respectively, for their Shares than investors who purchase Shares in the private placement. The premium or discount at which the Shares have traded has fluctuated over time. From November 22, 2019 to June 30, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 297% and the average premium was 54%. Moreover, the closing price of the Shares as, quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 19 days. As of June 30, 2021, the Fund’s Shares were quoted on OTCQX at a discount of 4% to the Fund’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in such premium may offset any increase in the Digital Asset Holdings per Share.

A substantial majority of the Fund Components is concentrated in two digital assets, Bitcoin and Ethereum, and any loss in value of Bitcoin or Ethereum could have an adverse effect on the value of the Shares and shareholders may suffer a loss on their investment.

While an investment in the Shares is not a direct investment in the Fund Components, the net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the price of such Fund Components could materially and adversely affect the value of the Shares. Because a substantial majority of the Fund Components are concentrated in Bitcoin and Ethereum (which represented approximately 69.5% and 27.7%, respectively, of the Fund’s net asset value as of June 30, 2021), the underlying value of the Shares depends disproportionately on the value of Bitcoin and Ethereum, and any future decline in the value of these digital assets would be expected to have a greater effect on the value of the Shares than any other of the Fund Components. The value of digital assets are extremely volatile, and both Bitcoin and Ethereum have in the past experienced significant declines in value.

For example, Bitcoin is currently the largest digital asset based on market capitalization and the most widely recognized digital asset. As a result, significant media attention is focused on the shifts in investor confidence in Bitcoin, the pervasiveness of its adoption, perceptions of its utility, and fluctuations in its market price. As the “first-to-market” digital asset, Bitcoin’s value may be closely associated with public and market perceptions of digital assets generally and could increase or decrease in value dramatically as a result of developments with other digital assets. The value of Bitcoin has been, and will continue to be, subject to the extremely volatile periods as the marketplace around, and investor confidence in, digital assets continues to develop.

Further, the Ethereum blockchain is subject to various technological risks as it continues to upgrade to a proof-of-stake consensus protocol—or Ethereum 2.0. Ethereum 2.0, as well as other future developments to the Ethereum protocol, are highly experimental and are not widespread, and as a result, could lead to failures in implementation or in the code itself. Technological risks associated with updating the Ethereum blockchain may cause the value of Ethereum to decline and adversely affect the value of the Shares.

New digital assets are likely to continue to compete with Bitcoin and Ethereum by targeting particular variations and enhancements of blockchain technology. As other digital assets seek to exploit particular competitive advantages—like enabling enhanced confidentiality and privacy, increased efficiency and utility, lower transaction fees or faster validation rates as compared to Bitcoin or Ethereum—and as broad-based user adoption of digital assets continues, Bitcoin and Ethereum may decline in value. For example, public attention has focused on the substantial amount of electricity consumed in Bitcoin mining and the associated “carbon footprint” of Bitcoin mining activities. To the extent concern over the environmental impact of such activities continues to increase, Bitcoin could come to be seen as a less desirable digital asset to hold than available alternatives, adversely affecting its trading prices. As a result, the aggregate value of the Fund Components, and consequently the Shares, may decrease.

The value of the Shares and the value of the shareholders’ investments would also be disproportionately impacted if the SEC a state securities regulator, or a court were to determine that either Bitcoin or Ethereum is a security. See “—A determination that a digital asset is a “security” may adversely affect the value of such digital asset and the value of the Shares if such digital asset is a Fund Component.”

The amount of Fund Components represented by each Share will decline over time as the Fund pays the Manager’s Fee and Additional Fund Expenses, and as a result, the value of the Shares may decrease over time.

The Manager’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Fund, and is paid to the Manager in Fund Components. See “Item 1. Business—Activities of the Fund— Dispositions of Fund Components and Forked Assets” and “Item 1. Business—Activities of the Fund—Hypothetical Expense Example.” As a result, the amount of Fund Components represented by each Share declines as the Fund pays the Manager’s Fee (or sells Fund Components in order to raise cash to pay any Additional Fund Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of the digital assets held by the Fund.

The value of the Shares may be influenced by a variety of factors unrelated to the price of the digital assets held by the Fund and the Digital Asset Exchanges included in the Digital Asset Reference Rates that may have an adverse effect on the value of the Shares. These factors include the following factors:

•

Unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation, redemption and offering of the Shares and storage of digital assets have been developed specifically for this product;

•

The Fund could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

•

The Fund could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect its Digital Asset Accounts, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets; or

•

Service providers may decide to terminate their relationships with the Fund due to concerns that the introduction of privacy enhancing features to any particular Digital Asset Network may increase the potential for such digital asset to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Fund’s assets.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Fund is not a registered investment company under the Investment Company Act, and the Manager believes that the Fund is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

The Fund will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Manager believes that the Fund is not a commodity pool for purposes of the CEA, and that the Manager is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Fund. Consequently, shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The restrictions on transfer and redemption may result in losses on an investment in the Shares.

Shares purchased in the private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Manager. In determining whether to grant approval, the Manager will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Manager in its sole discretion will be void ab initio. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.

At this time the Manager is not accepting redemption requests from shareholders. Therefore, unless the Fund is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Fund previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust (BTC), an affiliate of the Fund, launched a program pursuant to which its shareholders could request redemptions from Genesis Global Trading Inc. (“Genesis”), an affiliate of the Fund and the sole Authorized Participant of Grayscale Bitcoin Trust (BTC) at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust (BTC)’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust (BTC) was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust (BTC) entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Fund currently has no intention of seeking an exemption from the SEC under Regulation M in order to instate a redemption program.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are qualified for public trading on OTCQX and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop. In addition, OTCQX can halt the trading of the Shares for a variety of reasons. To the extent that OTCQX halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected. We also intend to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the shares of Grayscale Bitcoin Trust (BTC). After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the shares of Grayscale Bitcoin Trust (BTC). More recently, the CBOE withdrew a request to list the shares of the VanEck SolidX Bitcoin Trust in September 2019 and the SEC issued disapprovals of NYSE Arca’s requests to list the shares of the

Bitwise Bitcoin ETF Trust in October 2019 and shares of the United States Bitcoin and Treasury Investment Trust in February 2020. As such, there is no guarantee that we will be successful in listing the Shares on NYSE Arca even once we decide to do so.

As the Manager and its management have limited history of operating investment vehicles like the Fund, their experience may be inadequate or unsuitable to manage the Fund.

The past performances of the Manager’s management in other investment vehicles, including their experiences in the digital asset and venture capital industries, are no indication of their ability to manage an investment vehicle such as the Fund. If the experience of the Manager and its management is inadequate or unsuitable to manage an investment vehicle such as the Fund, the operations of the Fund may be adversely affected.

Furthermore, the Manager is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Manager were to experience difficulties in the management of such other investment vehicles that damaged the Manager or its reputation, it could have an adverse impact on the Manager’s ability to continue to serve as Manager for the Fund.

The Fund’s investment policies are rules-driven, which may lead the Fund’s portfolio to be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value.

Although the Fund will generally hold the Fund Components in proportion to their market capitalization, the Fund will not invest in digital assets that do not meet the Fund Construction Criteria except under specific circumstances. In addition, the Manager may exclude a digital asset from the Fund’s portfolio even if it meets the Fund’s Construction Criteria because, among other reasons, (i) none or few of the Authorized Participants or service providers has the ability to trade or otherwise support the digital asset; (ii) use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions; (iii) the underlying code contains, or may contain, significant flaws or vulnerabilities; or (iv) for any other reason, in each case as determined by the Manager in its sole discretion. As a result, the Fund’s portfolio may be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value. Should this be the case, the Fund may underperform relative to other investment options that do invest in such digital assets and do not follow similar investment policies.

Moreover, the Manager will only rebalance the Fund’s portfolio on a quarterly basis and in accordance with specific criteria set forth under “Activities of the Fund—Rebalancing.” Because the Fund will not actively manage the portfolio in between Rebalancing Periods, the Fund may hold digital assets during periods in which their prices are flat or declining and may not be holding digital assets during periods in which such prices are rising if such price activity occurs between Rebalancing Periods. For example, if any of the Fund Components are declining in value, the Fund will not sell such Fund Components except during Rebalancing Periods in accordance with its investment policies or, if redemptions are then permitted, in order to meet redemptions. Any decrease in value of the Fund Components will result in a decrease in the Digital Asset Holdings which will negatively impact the value of the Shares. The Fund will not sell the Fund Components to attempt to avoid losses.

Moreover, there may be costs associated with a rebalancing of the Fund’s portfolio, including transaction costs associated with the sale or purchase of digital assets and any tax on gains recognized by the Fund upon sales of digital assets, which could impact the Fund’s performance.

The Fund’s investments in digital assets may be illiquid.

It may be difficult or impossible for the Fund to sell a Fund Component or a Forked Asset during a Rebalancing Period. Any such illiquidity may impact the Fund’s ability to sell the Fund Components or Forked Assets, even under circumstances when the Manager believes it would be advantageous to do so. Digital assets are also often difficult to value and market prices for digital assets have experienced significant volatility in comparison to more liquid investments in other asset classes, such as equities, which could adversely affect the price at which the Fund is able to sell the Fund Components or Forked Assets, if it is able to do so at all.

Security threats to the Digital Asset Accounts could result in the halting of Fund operations and a loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Manager believes that the Fund’s digital assets held in the Digital Asset Accounts will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Fund’s digital assets and will only become more appealing as the Fund’s assets grow. To the extent that the Fund, the Manager, or the Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Fund’s digital assets may be subject to theft, loss, destruction or other attack.

The Manager believes that the security procedures in place for the Fund, including but not limited to, offline storage, or “cold storage,” multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Fund’s digital assets. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Fund.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Manager, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to a Digital Asset Account, the relevant private keys (and therefore digital assets) or other data of the Fund. Additionally, outside parties may attempt to fraudulently induce employees of the Manager or the Custodian to disclose sensitive information in order to gain access to the Fund’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Manager and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of a Digital Asset Account could harm the Fund’s operations, result in loss of the Fund’s assets, damage the Fund’s reputation and negatively affect the market perception of the effectiveness of the Fund, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Fund may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Transactions in digital assets are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect the value of the Shares.

Digital asset transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer or theft of the applicable digital asset generally will not be reversible and the Fund may not be capable of seeking compensation for any such transfer or theft. Although the Fund’s transfers of digital assets will regularly be made to or from the Digital Asset Accounts, it is possible that, through computer or human error, or through theft or criminal action, the Fund’s digital assets could be transferred from the Fund’s Digital Asset Accounts in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese Bitcoin exchange Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Fund is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Fund’s digital assets through error or theft, the Fund will be unable to revert or otherwise recover incorrectly transferred digital assets. The Fund will also be unable to convert or recover its digital assets transferred to uncontrolled accounts. To the extent that the Fund is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The Manager may need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Fund’s digital assets.

The Manager could decide to replace Coinbase Custody Trust Company, LLC as the Custodian of the Fund. Transferring maintenance responsibilities of the Digital Asset Account of the Fund to another party will likely be complex and could subject the Fund’s digital assets to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets.

The Manager may not be able to find a party willing to serve as the custodian under the same terms as the current Custodian Agreement. To the extent that the Manager is not able to find a suitable party willing to serve as the custodian, the Manager may be required to terminate the Fund and liquidate its digital assets. In addition, to the extent that the Manager finds a suitable party but must enter into a modified Custodian Agreement that is less favorable for the Fund or the Manager, the value of the Shares could be adversely affected.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Fund, Manager, Transfer Agent and Custodian expose the Fund and its shareholders to the risk of loss of the Fund’s digital assets for which no person or entity is liable.

The Fund is not a banking institution or otherwise members of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Manager insures the Fund’s digital assets. While the Custodian has indicated to the Manager that it has insurance coverage of up to $320 million that covers losses of the digital assets it custodies on behalf of its clients, including the Fund’s digital assets, resulting from theft, shareholders of the Fund cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Fund’s digital assets. While the Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Fund’s digital assets.

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Fund will never exceed the value of the digital assets on deposit in the Fund’s Digital Asset Accounts at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address for the Fund’s Digital Asset Account holds digital assets with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Manager monitors the value of digital assets deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of digital assets deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Fund would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Manager and the Fund for the loss of any digital assets to the extent that the Custodian directly caused such loss (including if the Fund or the Manager is not able to timely withdraw digital assets from the applicable Digital Asset Account according to the Custodian Agreement), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Fund a quantity equal to the quantity of any such lost digital assets

The shareholders’ recourse against the Manager and the Fund’s other service providers for the services they provide to the Fund, including those relating to the provision of instructions relating to the movement of digital assets, is limited. Consequently, a loss may be suffered with respect to the Fund’s digital assets that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the shareholders, under New York law, is limited.

The Fund may be required, or the Manager may deem it appropriate, to wind up, liquidate and dissolve at a time that is disadvantageous to shareholders.

If the Fund is required to wind up, liquidate and dissolve, or the Manager determines in accordance with the terms of the LLC Agreement that it is appropriate to wind up, liquidate and dissolve the Fund, such liquidation and dissolution could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of any of the digital assets of the Fund, including a digital asset with a significant Weighting, is lower than the applicable Digital Asset Reference Rate was at the time when shareholders purchased their Shares. In such a case, the proceeds of the sale of any of the Fund’s digital assets will be less than they would have been had the Actual Exchange Rate for the applicable digital asset been higher at the time of sale. See “Item 1. Business—Description of the LLC Agreement—Termination of the Fund” for more information about the dissolution of the Fund, including when the dissolution of the Fund may be triggered by events outside the direct control of the Manager or the shareholders.

The LLC Agreement includes provisions that limit shareholders’ voting rights and restrict shareholders’ right to bring a derivative action.

Under the LLC Agreement, shareholders have limited voting rights, the Fund will not have regular shareholder meetings and shareholders will generally take no part in the management or control of the Fund. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the LLC Agreement to the Manager. The Manager may take actions in the operation of the Fund that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the LLC Agreement, shareholders’ right to bring a derivative action (i.e., to initiate a lawsuit in the name of the Fund in order to assert a claim belonging to the Fund against a fiduciary of the Fund or against a third-party when the Fund’s management has refused to do so) is restricted. The LLC Agreement provides that in addition to any other requirements of applicable law, no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Fund unless two or more shareholders who (i) are not “Affiliates” (as defined in the LLC Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Fund other than claims under the federal securities laws and the rules and regulations thereunder.

While there have been no Cayman Islands judicial cases that consider the enforceability of derivative action claims in the context of Cayman Islands limited liability companies, there are likely to be certain public policy limitations on the enforceability of a provision such as Section 6.4 of the LLC Agreement to the extent that a court were to determine that the language is intended to preclude a member from bringing a claim against a manager who had acted fraudulently or in willful default of its obligations—its minimum standard of care obligations. The Limited Liability Companies Act (as revised) of the Cayman Islands (the “LLC Act”) does not contain an express statutory right for a member to bring a derivative action although the LLC Act contemplates that a member may bring proceedings on behalf of a limited liability company in a representative capacity against members or managers. The common law principles regarding derivative actions that apply to companies incorporated under the LLC Act would also be informative. Generally, a derivative action may only be brought in respect of claims that involve a “fraud on the minority” or serious wrongdoing causing harm to a company. For these reasons, there may be limitations on the enforceability of the derivative action provisions in the LLC Agreement.

Nonetheless, due to this additional requirement, a shareholder attempting to bring or maintain a derivative action in the name of the Fund will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a shareholder attempting to seek redress in the name of the Fund in court. Moreover, if shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Fund Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such shareholders’ derivative action may be subject to dismissal. As a result, the LLC Agreement limits the likelihood that a shareholder will be able to successfully assert a derivative action in the name of the Fund, even if such shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Fund. See “Item 1. Business—Description of the LLC Agreement—The Manager—Fiduciary and Regulatory Duties of the Manager” for more detail.

The Manager is solely responsible for determining the value of the Digital Asset Holdings and Digital Asset Holdings per Share, and, if the Indicative Prices and Index Prices are unavailable, may use its discretion to calculate the Digital Asset Reference Rates, any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Manager will determine the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Manager’s determination is made utilizing data from the operations of the Fund and the Digital Asset Reference Rates, calculated at 4:00 p.m., New York time, on such day. If the Manager determines in good faith that a Digital Asset Reference Rate does not reflect an accurate price for a Fund Component, then the Manager will employ an alternative method to determine such Digital Asset Reference Rate under the cascading set of rules set forth in “Item 1. Business—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Manager will apply and the Manager may make this determination in its sole discretion. The Manager may calculate such Digital Asset Reference Rate in a manner that ultimately reflects an inaccurate price for such Fund Component. To the extent that the Digital Asset Holdings, Digital Asset Holdings per Share or the Index Price are incorrectly calculated, the Manager may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Extraordinary expenses resulting from unanticipated events may become payable by the Fund, adversely affecting the value of the Shares.

In consideration for the Manager’s Fee, the Manager has contractually assumed all ordinary-course operational and periodic expenses of the Fund. Extraordinary expenses incurred by the Fund, such as taxes and governmental charges, expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets) or extraordinary legal fees and expenses, are not assumed by the Manager and are borne by the Fund. See “Item 1. Business—Activities of the Fund—Fund Expenses.” In order to pay expenses not assumed by the Manager, the Manager will cause the Fund to either (i) sell its digital assets and/or Forked Assets or (ii) deliver its digital assets and/or Forked Assets in kind to pay such expenses not assumed by the Manager on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of digital assets or Forked Assets at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•

The Fund is not actively managed on a day-to-day basis and no attempt will be made to protect against or to take advantage of fluctuations in the prices of the Fund Components or Forked Assets held by the Fund. Consequently, if the Fund incurs expenses in U.S. dollars, the Fund Components or Forked Assets may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

•

Because the Fund does not generate any income, unless it uses cash, every time that it pays expenses, it will deliver the Fund Components or Forked Assets to the Manager or sell the Fund Components or Forked Assets. Any sales of the Fund’s assets in connection with the payment of expenses will decrease the amount of the Fund’s assets represented by each Share each time its assets are sold or transferred to the Manager.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Manager, the Transfer Agent or the Custodian under the Fund Documents.

Under the Fund Documents, each of the Manager, the Transfer Agent and the Custodian has a right to be indemnified by the Fund for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Manager, Transfer Agent or the Custodian may require that the assets of the Fund be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Digital Asset Holdings of the Fund and the value of the Shares.

Intellectual property rights claims may adversely affect the Fund and the value of the Shares.

The Manager is not aware of any intellectual property rights claims that may prevent the Fund from operating and holding any digital assets. However, third parties may assert intellectual property rights claims relating to the operation of the Fund and the mechanics instituted for the investment in, holding of and transfer of digital assets. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend, or payments to settle, such claims would be extraordinary expenses that would be borne by the Fund in most cases through the sale or transfer of its digital assets. Additionally, a meritorious intellectual property rights claim could prevent the Fund from operating and force the Manager to terminate the Fund and liquidate its digital assets. As a result, an intellectual property rights claim against the Fund could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of the Fund and the Shares

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, The Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Market, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or a digital asset held by the Fund in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

In August 2021, the chairman of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chairman expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chairman called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of Digital Asset Markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and those held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of Digital Asset Networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

A determination that a digital asset is a “security” may adversely affect the value of such digital asset and the value of the Shares if such digital asset is a Fund Component.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC indicate that the SEC does not consider Bitcoin or Ethereum to be securities, at least currently, and the SEC staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve. The Manager does not intend to permit the Fund to hold any digital asset that the Manager determines is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, when the Manager believes there to be good faith grounds to conclude that a particular digital asset is not a security, the Manager does not intend to exclude that digital asset from the Fund strictly on the basis that it could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that a digital asset is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of the digital asset, as well as the Shares of the Fund if such digital asset is a Fund Component or substantially similar to a Fund Component. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars.

For example, in 2020 the SEC filed a complaint against the promoters of XRP alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. On December 30, 2020, Genesis Global Trading, Inc., the Authorized Participant of the Fund, announced that effective January 15, 2021, at 5 p.m. ET, it would temporarily suspend trading for XRP. In accordance with the Fund’s Construction Criteria, during the Fund’s quarterly review, the Manager may determine to exclude a digital asset from the Fund’s portfolio even if it meets the Fund’s Inclusion Criteria, including, but not limited to, if the Authorized Participant does not have the ability to trade or otherwise support such digital asset. As a result, effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if a significant portion of the Fund Components are determined to be securities, the Fund could be considered an unregistered “investment company” under SEC rules, which could necessitate the Fund’s liquidation. In this case, the Fund and the Manager may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Manager will be able to register the Fund under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Fund’s activities comply with applicable law, which could force the Manager to liquidate the Fund.

Moreover, whether or not the Manager or the Fund were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Manager may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. As a result, if the SEC or a federal court were to determine that a significant portion of Fund Components are securities, it is likely that the value of the Shares of the Fund would decline significantly, and that the Fund itself would be terminated and, if practical, its assets liquidated. Moreover, if it is determined that any Fund Component is a security, it is likely that the value of the Shares of the Fund would decline in proportion to the share of the Fund assets represented by such Fund Component.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Fund or the digital assets held by the Fund is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares. In particular, the SEC has not yet approved the listing on a national securities exchange of any digital-asset focused exchange-traded fund (“ETF”). If the SEC were to approve any such ETF in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the

Fund because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Fund, and investors may therefore favor investments in such ETFs over investments in the Fund. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the digital assets making up the Fund Components and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect a Digital Asset Network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on Digital Asset Networks, the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. See “Item 1. Business—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of digital assets held by the Fund. The effect of any future regulatory change on the Fund or the digital assets held by the Fund is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect Digital Asset Networks and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain Digital Asset Networks. For example, as of June 30, 2021, over 89 million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of other Digital Asset Networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given Digital Asset Network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of a Digital Asset Network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the relevant blockchain to adversely affect the value of the Shares or the ability of the Fund to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a Digital Asset Network and consequently adversely impact the value of the Shares.

If regulators subject an Authorized Participant, the Fund or the Manager to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Fund or the Manager and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Fund or the Manager cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Fund or the Manager may be required to comply with FinCEN regulations, including those that would mandate such Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Fund or the Manager may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulations.

Such additional regulatory obligations may cause an Authorized Participant, the Fund or the Manager to incur extraordinary expenses. If such Authorized Participant, the Fund or the Manager decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Fund, or the Manager may decide to discontinue and wind up the Fund. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Fund in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.

Additionally, to the extent an Authorized Participant, the Fund or the Manager is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Fund or the Manager and decrease the liquidity and have a material adverse effect on the price of the Shares.

Regulatory changes or interpretations could obligate the Fund or the Manager to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which digital assets are treated. In particular, a digital asset may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Manager and the Fund cannot be certain as to how future regulatory developments will impact the treatment of one or more digital assets under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Manager decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that any digital assets are deemed to fall within the definition of a “commodity interest” under the CEA, the Fund and the Manager may be subject to additional regulation under the CEA and CFTC regulations. The Manager may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

To the extent that any digital assets held by the Fund are deemed to fall within the definition of a security under U.S. federal securities laws, the Fund and the Manager may be subject to additional requirements under the Investment Company Act and the Manager may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

The Fund may be a “passive foreign investment company” for U.S. federal income tax purposes.

Although there is no certainty in this regard, the Fund may be a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes. An investment in an equity interest in a PFIC may have materially adverse U.S. federal income tax consequences for a U.S. person, as defined for U.S. federal income tax purposes, that is not a tax-exempt organization (a “U.S. Investor”). Very generally, if the Fund is a PFIC and a U.S. Investor does not make a “qualified electing fund” election (a “QEF Election”) with respect to the Fund, any gain recognized by the U.S. Investor in respect of its Shares will be subject to U.S. federal income tax at the rates applicable to ordinary income (using the highest rates in effect throughout the U.S. Investor’s holding period for its Shares, with the gain being treated as earned ratably over such holding period) and the U.S. Investor’s resulting tax liability will be subject to an interest charge.

Assuming that the Fund is a PFIC, a U.S. Investor can mitigate these consequences by making a QEF Election with respect to the Fund. In that case, the U.S. Investor will be required to include in income each year its share of the Fund’s ordinary earnings (as ordinary income) and net capital gain (as long-term capital gain), regardless of whether the Fund makes any distributions. The Fund intends to provide PFIC Annual Information Statements to U.S. Investors to allow them to make QEF Elections with respect to the Fund. Each U.S. Investor should consult its tax adviser as to whether it should make a QEF Election.

If the Fund is a PFIC and a U.S. Investor does not make a QEF Election with respect to the Fund for the first taxable year in which the U.S. Investor holds Shares, the U.S. Investor will generally not be able to mitigate the consequences of the PFIC regime by making a later QEF Election with respect to the Fund unless the U.S. Investor elects to recognize gain, if any, as if it sold its Shares on the first day of the first taxable year to which the QEF Election applies. Any gain that a U.S. Investor recognizes as a consequence of such an election will be subject to U.S. federal income tax under the rules applicable to an investment in a PFIC for which the shareholder has not made a QEF Election.

Under certain circumstances, it is possible that the Fund would be treated as a “controlled foreign corporation” for U.S. federal income tax purposes (a “CFC”). If the Fund were treated as a CFC, the PFIC rules would generally not apply to any U.S. Investor that owned, directly or under applicable constructive ownership rules, at least 10% of the voting power or value of the Shares (a “10% U.S. Shareholder”). Instead, a 10% U.S. Shareholder generally would be required to take into account, as ordinary income, its share of all of the Fund’s income each year, regardless of whether the Fund made any distributions. In addition, all or a portion of the gain recognized by a 10% U.S. Shareholder upon the sale or exchange of an interest in the Fund could conceivably be recharacterized as ordinary income.

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currencies are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a Notice discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a Ruling and a set of FAQs that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. For example, although the Notice contemplates that rewards earned from “mining” will constitute taxable income to the miner, there is no guidance directly addressing rewards from Staking activities or amounts received in connection with digital currency lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. It is likely, however, that the IRS would assert that Staking or lending digital currencies gives rise to current, ordinary income. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital currencies, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital currency. Because the treatment of digital currencies is uncertain, it is possible that the treatment of ownership of any particular digital currency may be adverse to the Fund. For example, ownership of a digital currency could be treated as ownership in an entity, in which case the consequences of ownership of that digital currency would depend on the type and place of organization of the deemed entity. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of digital currencies held in the Fund. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital currency that are not within the scope of the Notice.

Prospective investors are urged to consult their tax advisers regarding the tax consequences of an investment in the Fund and in digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as digital currency held in the Fund, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price in the Digital Asset Markets of digital currencies held in the Fund, and therefore may have an adverse effect on the value of the Shares of the Fund.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital currencies for state tax purposes may be issued in the future.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of digital currency users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for digital currencies held by the Fund in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of digital currencies in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

If the Fund engages in Staking, digital currency lending activities or other methods generating return on Fund Components held by the Fund, it is possible that the Fund could be subject to U.S. federal income tax with respect to income generated in connection with those activities.

As discussed above in “The treatment of digital currency for U.S. federal income tax purposes is uncertain,” the U.S. federal income tax treatment of Staking and lending digital currencies is unclear in many respects. In particular, there is no guidance directly addressing the U.S. federal income taxation of Staking, Staking Consideration or digital currency lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. If, in the future, the Fund engages in Staking or digital currency lending activities (or certain other methods of generating return on Fund Components held by the Fund), and those activities constitute the conduct of a trade or business in the United States, the Fund would be subject to U.S. federal income tax at rates applicable to U.S. resident corporations on its effectively connected income, which in certain circumstances could include income or gains recognized by the Fund on the sale of tokens of the applicable Fund Component. In such case, the Fund generally would also be subject to an additional U.S. branch profits tax (at a 30% rate) with respect to the Fund’s effectively connected earnings and profits. If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

The Fund may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person, such as the Fund, as a result of a fork, airdrop or similar occurrence, or from Staking or digital currency lending activities, could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any assets derived by the Fund as a consequence of a fork, airdrop or similar occurrence, or from Staking or digital currency lending activities.

Risk Factors Related to the Cayman Islands

The Fund is a Cayman Islands limited liability company. The rights of the Fund’s shareholders may be different from the rights of shareholders governed by the laws of U.S. jurisdictions.

The Fund is a Cayman Islands limited liability company. Its corporate affairs are governed by the LLC Agreement and by the laws of the Cayman Islands. The rights of shareholders and the responsibilities of the Manager may be different from the rights of members or shareholders and responsibilities of management in companies (included limited liability companies) governed by the laws of U.S. jurisdictions. In the performance of its duties, the manager of a solvent Cayman Islands limited liability company is required to consider the company’s interests, and the interests of its members as a whole, which may differ from the interests of one or more of its individual members. See “Item 1. Business—Description of the LLC Agreement.”

Mail sent to the Fund at its registered office may be delayed in reaching the Manager.

Mail addressed to the Fund and received at its registered office shall be forwarded unopened to the forwarding address supplied by the Manager. None of the Fund, the Manager or any of its investors, managers, officers, advisers or service providers (including the organization that provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address. Moreover, the investors or managers (as applicable) will only receive, open or deal directly with mail which is addressed to them personally (as opposed to mail which is addressed to the Fund).

The Fund may be required to disclose information, including information relating to investors, to regulators.

The Fund, the Manager or any of its shareholders, managers or agents (as applicable) domiciled in the Cayman Islands may be compelled to provide information, including, but not limited to, information relating to investors, and where applicable the investor’s beneficial owners and controllers, subject to a request for information made by a regulatory or governmental authority or agency under applicable law, such as by the Cayman Islands Monetary Authority, either for itself or for a recognized overseas regulatory authority, under the Monetary Authority Act (as revised), or by the Tax Information Authority, under the Tax Information Authority Act (as revised) and associated regulations, agreements, arrangements and memoranda of understanding. Disclosure of confidential information under such laws shall not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Fund, the Manager or any of its shareholders, managers or agents (as applicable), may be prohibited from disclosing that the request has been made.

The Fund is a Cayman Islands company and, because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than that under U.S. law, the Fund’s shareholders may have less protection for their shareholder rights than they would under U.S. law.

The Fund is a Cayman Islands limited liability company. The Fund’s corporate affairs are governed by the LLC Agreement and the Fund is governed by the LLC Act and the common law of the Cayman Islands. The rights of shareholders to take legal action against the Fund, actions by minority shareholders and the responsibilities of the Manager under Cayman Islands law are to a large extent governed by the LLC Act and, otherwise, the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of shareholders and the responsibilities of the Manager under Cayman Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States, such as the State of Delaware where many United States-based limited liability companies are organized. Members of a Cayman Islands limited liability company may not have standing to initiate a shareholder derivative action in U.S. federal courts.

Under the Cayman Islands Data Protection Act, the Fund shall act as a data controller in respect of personal data and its affiliates and/or delegates, such as the Manager and others, may act as data processors (or data controllers in their own right in some circumstances).

The Cayman Islands Data Protection Act (the “DPA”) applies legal requirements to the Fund based on internationally accepted principles of data privacy.

The Fund has prepared a document outlining the Fund’s data protection obligations and the data protection rights of investors (and individuals connected with investors) under the DPA (the “Fund Privacy Notice”). The Fund Privacy Notice is contained within the subscription agreement.

Prospective investors should note that, by virtue of making investments in the Fund and the associated interactions with the Fund and its affiliates and/or delegates (including completing the subscription agreement, and including the recording of electronic communications or phone calls where applicable), or by virtue of providing the Fund with personal information on individuals connected with the investor (for example directors, trustees, employees, representatives, shareholders, investors, clients, beneficial owners or agents) such individuals will be providing the Fund and its affiliates and/or delegates with certain personal information which constitutes personal data within the meaning of the DPA. The Fund shall act as a data controller in respect of this personal data and its affiliates and/or delegates, such as the Manager and others, may act as data processors (or data controllers in their own right in some circumstances).

By investing in the Fund and/or continuing to invest in the Fund, investors shall be deemed to acknowledge that they have read in detail and understood the Fund Privacy Notice and that the Fund Privacy Notice provides an outline of their data protection rights and obligations as they relate to the investment in the Fund. The subscription agreement contains relevant representations and warranties.

Oversight of the DPA is the responsibility of the Ombudsman’s office of the Cayman Islands. Breach of the DPA by the Fund could lead to enforcement action by the Ombudsman, including the imposition of remediation orders, monetary penalties or referral for criminal prosecution.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Manager or its affiliates and the Fund. The Manager and its affiliates have no fiduciary duties to the Fund and its shareholders other than as provided in the LLC Agreement, which may permit them to favor their own interests to the detriment of the Fund and the shareholders.

The Manager will manage the affairs of the Fund. Conflicts of interest may arise among the Manager and its affiliates, including the Reference Rate Provider and the Authorized Participants on the one hand, and the Fund and its shareholders, on the other hand. As a result of these conflicts, the Manager may favor its own interests and the interests of its affiliates over the Fund and its shareholders. These potential conflicts include, among others, the following:

•

The Manager has duties (including fiduciary duties), and is allowed to take into account the interests of parties other than, the Fund and its shareholders in resolving conflicts of interest as the Manager deems appropriate or necessary;

•	The Fund has agreed to indemnify the Manager and its affiliates pursuant to the LLC Agreement;
•	The Manager is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;
•

The Manager’s staff also services affiliates of the Manager, including other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;

•	The Manager, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;
•

Affiliates of the Manager have substantial direct investments in digital assets that they are permitted to manage taking into account their own interests without regard to the interests of the Fund or its shareholders, and any increases, decreases or other changes in such investments could affect any of the Digital Asset Reference Rates and, in turn, the value of the Shares;

•	There is an absence of arm’s-length negotiation with respect to certain terms of the Fund, and, where applicable, there has been no independent due diligence conducted with respect to the Fund;
•	Several employees of the Manager and the Manager’s parent company, Digital Currency Group, Inc. (“DCG”), are FINRA-registered representatives who maintain their licenses through Genesis;
•

DCG is (i) the sole member and parent company of the Manager and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Reference Rate Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity;

•

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including digital assets that may be held by the Fund, companies that act as stewards of digital assets that may be held by the Fund, such as Ripple, and exchanges and custodians. DCG’s positions on changes that should be adopted in various Digital Asset Networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, DCG’s position regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;
•

DCG has been vocal in the past about its support for digital assets other than those held by the Fund. Any investments in, or public positions taken on, digital assets other than those held by the Fund by DCG could have an adverse impact on the price of the digital assets held by the Fund;

•	The Manager decides whether to retain separate counsel, accountants or others to perform services for the Fund;
•	The Manager and Genesis, which acts as Authorized Participant, distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•

While the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivatives platforms in its calculation of any of the Digital Asset Reference Rates, it may decide to include pricing from such markets or platforms in the future, which could include Genesis;

•

The Manager may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Forked Assets, which agent may be the Manager or an affiliate of the Manager; and

•	The Manager or an affiliate of the Manager may enter into contracts with the Fund, which are not required to be negotiated at arm’s length.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the LLC Agreement. See “Item 1. Business—Description of the LLC Agreement.”

For a further discussion of the conflicts of interest, see “Conflicts of Interest.”

Because the Manager and the Fund’s sole Authorized Participant are affiliated with each other, the Fund’s Baskets will not be exchanged for Fund Components in arm’s-length transactions.

The Manager’s parent company, DCG, is also the parent company of Genesis Global Trading, Inc., a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Fund issues Creation Baskets in exchange for deposits of Fund Components. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Genesis is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

While additional Authorized Participants may be added at any time, subject to the discretion of the Manager, the Manager may be disincentivized from replacing affiliated service providers due to its affiliated status. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Fund. Clients of the affiliated service providers may pay commissions at negotiated rates that are greater or less than the rate paid by the Fund. The Manager may have an incentive to resolve questions between Genesis, on the one hand, and the Fund and shareholders, on the other hand, in favor of Genesis (including, but not limited to, questions as to the calculation of the Basket Amount).

The Reference Rate Provider is an affiliate of the Manager and the Fund.

On December 31, 2020, CoinDesk, Inc., an affiliate of the Manager and a wholly owned subsidiary of DCG, acquired TradeBlock, Inc., the Reference Rate Provider. As a result of this acquisition, the Reference Rate Provider has become a wholly owned subsidiary of CoinDesk, Inc., which is a wholly owned subsidiary of DCG. The Reference Rate Provider publishes the Digital Asset Reference Rate for each Fund Component, which are used by the Manager to calculate the Digital Asset Holdings of the Fund. The Manager’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Fund, and is paid in tokens of the Fund Components. The number of tokens of the Fund Components that accrues each day as the Manager’s Fee is determined by reference to the Digital Asset Reference Rate for each Fund Component published by the Reference Rate Provider.

The Reference Rate Provider selects the exchanges that are included in the Digital Asset Reference Rate for each Fund Component and also developed the methodology and algorithm that provide such Digital Asset Reference Rate based on the exchanges included in such Digital Asset Reference Rate. The Reference Rate Provider formally re-evaluates the weighting algorithm used by each Digital Asset Reference Rate quarterly and may decide to change the way in which such Digital Asset Reference Rate is calculated based on this periodic review or in other extreme circumstances.

If the Manager determines in good faith that a Digital Asset Reference Rate does not reflect an accurate price for such Fund Component, then the Manager will employ an alternative method to determine such Digital Asset Reference Rate under the cascading set of rules set forth in “Item 1. Business—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Manager will apply and the Manager may make this determination in its sole discretion. Because such a determination could reflect negatively upon the Reference Rate Provider, lead to a decrease in the Reference Rate Provider’s revenue or otherwise adversely affect the Reference Rate Provider, and because of their affiliation, the Reference Rate Provider may be incentivized to resolve any questions regarding, or changes to, the manner in which a Digital Asset Reference Rate for a Fund Component is constructed and in which such Digital Asset Reference Rate is calculated in a way that favors the Manager.

In addition, although the Digital Asset Reference Rate for each Fund Component does not currently include data from over-the-counter markets or derivatives platforms, the Reference Rate Provider may decide to include pricing from such markets or platforms in the future, which could include data from Genesis. Any impact on the accuracy or perceived accuracy of a Digital Asset Reference Rate for a Fund Component could have a negative impact on the value of the Shares.

DCG is a minority interest holder in both Coinbase, Inc. and Kraken, which operate two of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund.

DCG, the sole member and parent company of the Manager, holds minority interests of less than 1.0% in each of Coinbase, Inc., which operates Coinbase Pro, and Kraken. The Fund values its digital assets by reference to the Digital Asset Reference Rate for each Fund Component. The Digital Asset Reference Rate is the volume-weighted average price in U.S. dollars of a Fund Component as determined by reference to an Indicative Price or Index Price provided by TradeBlock, Inc. as of 4:00 p.m., New York time on each business day. Each Indicative Price and Index Price is derived from data collected from Digital Asset Exchanges that are reflected in an index developed by TradeBlock, Inc. Coinbase Pro and Kraken are two of such Digital Asset Exchanges.

Although DCG does not exercise control over Coinbase Pro or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Exchanges in a way that benefits DCG, for example by artificially inflating the values of Fund Components in order to increase the Manager’s fees. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

DCG holds a minority interest in the parent company of the Custodian, which could lead DCG to cause the Manager to take actions that favor the Custodian’s interests over the Fund’s interests.

Coinbase, Inc. is also the parent company of the Custodian, Coinbase Custody Trust Company, LLC. The Custodian serves as a fiduciary and custodian on the Fund’s behalf, and is responsible for safeguarding the Fund Components and Forked Assets held by the Fund, and holding the private keys that provide access to the Fund’s digital wallets and vaults. DCG’s minority interest of less than 1.0% in the parent company of the Custodian may present risks to shareholders to the extent DCG causes the Manager to favor the Custodian’s interests over the interests of the Fund or its shareholders with respect to, for example, fees charged and the quality of service provided by the Custodian. Similarly, it is possible that investors could have concerns that DCG’s interest in Coinbase, Inc. could cause it to refrain from taking actions that are in the best interests of the Fund but that could harm the Custodian. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Shareholders cannot be assured of the Manager’s continued services, the discontinuance of which may be detrimental to the Fund.

Shareholders cannot be assured that the Manager will be willing or able to continue to serve as manager to the Fund for any length of time. If the Manager discontinues its activities on behalf of the Fund and a substitute manager is not appointed, the Fund will terminate and liquidate the Fund’s digital assets.

Appointment of a substitute manager will not guarantee the Fund’s continued operation, successful or otherwise. Because a substitute manager may have no experience managing a digital asset financial vehicle, a substitute manager may not have the experience, knowledge or expertise required to ensure that the Fund will operate successfully or continue to operate at all. Therefore, the appointment of a substitute manager may not necessarily be beneficial to the Fund or the value of the Shares and the Fund may terminate. See “Conflicts of Interest—The Manager.”

Although the Custodian is a fiduciary with respect to the Fund’s assets, it could resign or be removed by the Manager, which would trigger early termination of the Fund.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended, and is licensed to custody the Fund’s digital assets in trust on the Fund’s behalf. However, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement – Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed without replacement, the Fund will dissolve in accordance with the terms of the LLC Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Fund.

The Manager has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel was appointed to represent investors in connection with the formation of the Fund or the establishment of the terms of the LLC Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her, or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

An affiliate of the Manager is a leading online news publication and data provider in the digital asset industry whose publications could influence trading prices and demand for digital assets held by the Fund.

Both the Manager and CoinDesk are subsidiaries of DCG. CoinDesk is a leading news publication and data provider, which plays a large role in aggregating, creating and disseminating news and other editorial content across the global digital asset industry. Although CoinDesk’s policy is to shield its editorial operations from DCG’s control, it is possible that CoinDesk’s news coverage could influence trading prices and demand for digital assets, including those held by the Fund, and it is also possible that consumers of CoinDesk content may not appreciate that CoinDesk’s owner has substantial financial interests in digital assets, despite information to that effect on CoinDesk’s website. As a result, some consumers of CoinDesk’s content may place greater weight on such content than they would if they were aware of DCG’s ownership stake, and this could cause the trading prices of digital assets to be higher than they would be otherwise.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares are distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. The Shares are quoted on OTCQX under the ticker symbol “GDLC.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of June 30, 2021 there were approximately 131 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Fund’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of June 30, 2021, the Registrant has distributed 15,837,800 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Fund received an aggregate of 7,676.45087937 BTC, 44,435.63483914 ETH, 17,294,820.68582300 XRP, 7,723.17329633 BCH, 25,137.92441770 LTC, and 253.44138473 LINK. Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See “Item 15. Financial Statements and Exhibits—Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria.

Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Genesis, as Authorized Participant facilitating the creation of Shares and as distributor and marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Genesis with respect to such sales.

Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. The Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components held by the Fund, determined by reference to the Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. The Fund is not managed like a business corporation or an active investment vehicle. As of June 30, 2021, 2020, and 2019, the Fund had unlimited Shares authorized and 15,837,800, 6,029,000 and 3,103,600 Shares issued and outstanding, respectively.

	As of June 30,
	2021	2020	2019
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	15,837,800	6,029,000	3,103,600
Number of Shares freely tradable(1)	5,825,506	2,542,541	0
Number of beneficial holders owning at least 100 Shares(2)	131	42	64
Number of holders of record(2)	131	42	64

(1)

Includes the total number of unrestricted Shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10% of the total Shares outstanding, or anyone who controls, is controlled by or is under common control with such person, or any immediate family members of officers, directors and control persons. Freely tradable Shares inclusive of holders with more than 10% of total Shares outstanding was 5,825,506, 2,542,541, and 0 as of June 30, 2021, 2020, and 2019, respectively.

(2)

Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components for Share creations and the delivery of Fund Components for Share redemptions or for payment of expenses in Fund Components. At this time, the Fund is not accepting redemption requests from shareholders. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee in the Fund Components.

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s NAV, the Fund follows FASB ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Fund only receives Fund Components from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. The Authorized Participant, as a related party of the Manager, provides information about the Digital Asset Markets on which it transacts to the Fund. In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•

First, the Fund reviews a list of each Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Fund and the Authorized Participant. The Fund or the Authorized Participant does not have access to the Digital Asset Exchange Markets that do not have a BitLicense and has access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

•

Second, the Fund sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and level of activity of each Fund Component traded on each Digital Asset Market in the trailing twelve months.

•

Third, the Fund then reviews intra-day pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

•

Fourth, the Fund then selects a Digital Asset Market as its principal market for such Fund Component based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Fund, Exchange Markets have the greatest volume and level of activity for the Fund Components. The Fund therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market for each Fund Component. As a result of the analysis, an Exchange Market has been selected as the Fund’s principal market for each Fund Component.

The Fund determines its principal market for each Fund Component (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Fund has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Fund’s determination of its principal market for each Fund Component.

The cost basis of the investment in each Fund Component recorded by the Fund for financial reporting purposes is the fair value of the Fund Component at the time of transfer. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Fund is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services —Investment Companies. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years Ended June 30, 2021, 2020 and 2019

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	For the Year Ended June 30,
	2021	2020	2019
Net realized and unrealized gain (loss) on investments in digital assets	$263,317	$(3,629)	$7,100
Net increase (decrease) in net assets resulting from operations	$256,330	$(4,347)	$6,752
Net assets	$367,308	$32,374	$22,622

Net realized and unrealized gain on investment in digital assets for the year ended June 30, 2021 was $263,317, which includes a realized gain of $4,649 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $2,644 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investment in digital assets of $256,024. Net increase in net assets resulting from operations was $256,330 for the year ended June 30, 2021, which consisted of the net realized and unrealized gain on investment in digital assets, less the Manager’s Fee of $6,987. Net assets increased to $367,308 at June 30, 2021, a 1,035% increase for the year. The increase in net assets resulted from the contribution of approximately 4,669 BTC, 27,048 ETH, 10,327,654 XRP, 4,697 BCH, 15,310 LTC, and 253 LINK with a total value of $78,604 to the Fund in connection with Share creations, partially offset by the withdrawal of 171 BTC, 1,015 ETH, 186,462 XRP, 172 BCH, 582 LTC and 947 LINK to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investment in digital assets for the year ended June 30, 2020 was ($3,629), which includes a realized loss of ($147) on the transfer of digital assets to pay the Manager’s Fee, net change in unrealized depreciation on Manager’s Fee payable of $57 and net change in unrealized depreciation on investment in digital assets of ($3,539). Net decrease in net assets resulting from operations was ($4,347) for the year ended June 30, 2020, which consisted of the net realized and unrealized loss on investment in digital assets, plus the Manager’s Fee of $718. Net assets increased to $32,374 at June 30, 2021, a 43% increase for the year. The increase in net assets resulted from the contribution of approximately 1,424 BTC, 8,231 ETH, 3,298,241 XRP, 1,433 BCH and 4,652 LTC with a total value of $14,099 to the Fund in connection with Share creations, partially offset by the withdrawal of 78 BTC, 450 ETH, 180,308 XRP, 100 BCH and 254 LTC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investment in digital assets for the year ended June 30, 2019 was $7,100, which includes a realized loss of ($198) on the transfer of digital assets to pay the Manager’s Fee, net change in unrealized appreciation on the Manager’s Fee payable of ($78) and net change in unrealized appreciation on investment in digital assets of $7,376. Net increase in net asset resulting from operations was $6,752 for the year ended June 30, 2019, which consisted of the net realized and unrealized gain on investment in digital assets, less the Manager’s Fee of $348. Net assets increased to $22,622 at June 30, 2019, a 113% increase for the year. The increase in net assets resulted from the contribution of approximately 603 BTC, 3,488 ETH, 1,397,706 XRP, 607 BCH and 1,972 LTC with a total value of $5,241 to the Fund in connection with Share creations, partially offset by the withdrawal of 36 BTC, 212 ETH, 84,989 XRP, 17 BCH and 120 LTC to pay the foregoing Manager’s Fee.

Off-Balance Sheet Arrangements

The Fund is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

The Fund has not had a cash balance at any time since inception. When selling Fund Components and/or Forked Assets to pay Additional Fund Expenses, the Manager endeavors to sell the exact number of Fund Components and/or Forked Assets needed to pay expenses in order to minimize the Fund’s holdings of assets other than the Fund Components. As a consequence, the Manager expects that the Fund will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Annual Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

(All Fund Component balances are rounded to the nearest whole number)

	For the Year Ended June 30,
	2021	2020	2019
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	2,891	1,545	978
Creations	4,669	1,424	603
Portfolio rebalancing[1,2]	(49)	-	-
Manager's Fee, related party	(171)	(78)	(36)
Closing balance	7,340	2,891	1,545
Accrued but unpaid Manager's Fee, related party	-	-	(11)
Net closing balance	7,340	2,891	1,534

ETH:
Opening balance	16,713	8,932	5,656
Creations	27,048	8,231	3,488
Portfolio rebalancing[1,2]	2,542	-	-
Manager's Fee, related party	(1,015)	(450)	(212)
Closing balance	45,288	16,713	8,932
Accrued but unpaid Manager's Fee, related party	-	-	(66)
Net closing balance	45,288	16,713	8,866

XRP:
Opening balance	6,697,006	3,579,073	2,266,356
Creations	10,327,654	3,298,241	1,397,706
Portfolio rebalancing[1]	(16,838,198)	-	-
Manager's Fee, related party	(186,462)	(180,308)	(84,989)
Closing balance	-	6,697,006	3,579,073
Accrued but unpaid Manager's Fee, related party	-	-	(26,310)
Net closing balance	-	6,697,006	3,552,763

BCH:
Opening balance	2,910	1,577	987
Creations	4,697	1,433	607
Portfolio rebalancing[1,2]	(55)	-	-
Manager's Fee, related party	(172)	(100)	(17)
Closing balance	7,380	2,910	1,577
Accrued but unpaid Manager's Fee, related party	-	-	(33)
Net closing balance	7,380	2,910	1,544

LTC:
Opening balance	9,447	5,049	3,197
Creations	15,310	4,652	1,972
Portfolio rebalancing[1,2]	2,010	-	-
Manager's Fee, related party	(582)	(254)	(120)
Closing balance	26,185	9,447	5,049
Accrued but unpaid Manager's Fee, related party	-	-	(37)
Net closing balance	26,185	9,447	5,012

For the Year Ended June 30,
2021	2020	2019
LINK:
Opening balance	-	-	-
Creations	253	-	-
Portfolio rebalancing[2]	154,022	-	-
Manager's Fee, related party	(947)	-	-
Closing balance	153,328	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	153,328	-	-

	As of June 30,
	2021	2020	2019
Prices of digital assets on principal market:
BTC	$34,764.81	$9,134.09	$11,237.68
ETH	$2,243.98	$224.96	$301.42
XRP[1]	N/A	$0.18	$0.40
BCH	$520.99	$221.14	$414.00
LTC	$141.61	$41.15	$129.14
LINK[2]	$19.28	N/A	N/A
NAV per Share	$23.19	$5.37	$7.29
Digital Asset Reference Rates:
BTC	$35,042.77	$9,156.26	$11,532.62
ETH	$2,156.06	$226.56	$307.40
XRP[1]	N/A	$0.18	$0.41
BCH	$517.51	$223.73	$424.31
LTC	$141.65	$41.55	$131.09
LINK[2]	$19.06	N/A	N/A
Digital Asset Holdings per Share	$23.07	$5.39	$7.47

(1)

Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings.

(2)

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria.

For accounting purposes, the Fund reflects creations and the Fund Components receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of Fund Components is received. At this time, the Fund is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of June 30, 2021, the Fund had a net closing balance with a value of $365,308,303, based on the Digital Asset Reference Rates (non-GAAP methodology). As of June 30, 2021, the Fund had a total market value of $367,308,138, based on the principal market prices.

As of June 30, 2020, the Fund had a net closing balance with a value of $32,483,418, based on the Digital Asset Reference Rates (non-GAAP methodology). As of June 30, 2020, the Fund had a total market value of $32,374,401, based on the principal market prices.

As of June 28, 2019 (the last business day on which a Creation Basket could have been originated), the Fund had a net closing balance with a total value of $22,735,747, based on the Digital Asset Reference Rates (non-GAAP methodology). As of June 30, 2019, the Fund had a net closing balance with a value of $23,191,688, based on the Digital Asset Reference Rates (non-GAAP methodology). As of June 30, 2019, the Fund had a total market value of $22,622,057, based on the principal market prices.

Historical Fund Component Prices

As movements in the price of each Fund Component will directly affect the price of the Shares, investors should understand recent movements in the price of each Fund Component. Investors, however, should also be aware that past movements in each of the Fund Component prices are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Digital Asset Holdings per Share (non-GAAP) versus the Fund’s GAAP NAV per Share from February 1, 2018 (the first Creation Basket of the Fund) to June 30, 2021. For more information on the determination of the Fund’s Digital Asset Holdings, see “Overview of the Digital Asset Industry and Market—Fund Component Value— Digital Asset Exchange Valuation.”

Bitcoin

The Digital Asset Reference Rate for Bitcoin is an Index Price for Bitcoin. The following table illustrates the movements in the Index Price for Bitcoin from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the Index Price has ranged from $3,228.07 to $63,357.52, with the straight average being $13,925.15 through June 30, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$8,288.09	$11,510.58	3/5/2018	$5,892.99	6/29/2018	$6,279.35	$5,892.99
Twelve months ended June 30, 2019	$5,716.83	$12,630.88	6/26/2019	$3,228.07	12/14/2018	$11,532.62	$11,364.93
Twelve months ended June 30, 2020	$8,811.80	$12,681.53	7/10/2019	$5,050.07	3/16/2020	$9,156.26	$9,156.26
Twelve months ended June 30, 2021	$29,577.43	$63,357.52	4/14/2021	$9,094.60	7/3/2020	$35,042.77	$35,042.77
February 1, 2018 to June 30, 2021	$13,925.15	$63,357.52	4/14/2021	$3,228.07	12/14/2018	$35,042.77	$35,042.77

 The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the price of Bitcoin has ranged from $3,164.61 to $63,466.92, with the straight average being $13,963.04:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$8,308.68	$11,770.00	2/20/2018	$5,879.99	6/29/2018	$6,323.24	$5,879.99
Twelve months ended June 30, 2019	$5,746.81	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$11,237.68	$12,323.00
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
February 1, 2018 to June 30, 2021	$13,963.04	$63,466.92	4/15/2021	$3,164.61	12/14/2018	$34,764.81	$34,764.81

Ethereum

The Digital Asset Reference Rate for Ethereum is an Index Price for Ethereum. The following table illustrates the movements in the Index Price for Ethereum from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the Index Price has ranged from $84.31 to $4,190.44, with the straight average being $555.15 through June 30, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$639.56	$1,058.37	2/1/2018	$370.86	4/6/2018	$441.67	$409.08
Twelve months ended June 30, 2019	$211.59	$498.18	7/18/2018	$84.31	12/14/2018	$307.40	$297.03
Twelve months ended June 30, 2020	$190.27	$312.37	7/9/2019	$114.54	3/16/2020	$226.56	$226.56
Twelve months ended June 30, 2021	$1,229.91	$4,190.44	5/12/2021	$226.89	7/3/2020	$2,156.06	$2,156.06
February 1, 2018 to June 30, 2021	$555.15	$4,190.44	5/12/2021	$84.31	12/14/2018	$2,156.06	$2,156.06

The following table illustrates the movements in the Digital Asset Market price of Ethereum, as reported on the Fund’s principal market for Ethereum, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the price of Ethereum has ranged from $82.34 to $4,089.92, with the straight average being $556.95:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$637.68	$1,013.98	2/1/2018	$371.20	4/6/2018	$442.95	$408.90
Twelve months ended June 30, 2019	$212.06	$499.21	7/17/2018	$82.34	12/14/2018	$301.42	$310.35
Twelve months ended June 30, 2020	$190.50	$310.47	7/8/2019	$110.29	3/16/2020	$224.96	$224.96
Twelve months ended June 30, 2021	$1,236.12	$4,089.92	5/12/2021	$225.27	7/5/2020	$2,243.98	$2,243.98
February 1, 2018 to June 30, 2021	$556.95	$4,089.92	5/12/2021	$82.34	12/14/2018	$2,243.98	$2,243.98

XRP

The Digital Asset Reference Rate for XRP is an Index Price for XRP. The following table illustrates the movements in the Index Price for XRP from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021, after which XRP was removed from the Fund. Since the beginning of the Fund’s operations, the Index Price for XRP has ranged from $0.14 to $1.12, with the straight average being $0.36 through January 3, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$0.72	$1.12	2/15/2018	$0.44	6/29/2018	$0.46	$0.44
Twelve months ended June 30, 2019	$0.38	$0.57	10/1/2018	$0.26	9/12/2018	$0.41	$0.41
Twelve months ended June 30, 2020	$0.24	$0.40	7/9/2019	$0.14	3/16/2020	$0.18	$0.18
July 1, 2020 to January 3, 2021	$0.30	$0.67	11/25/2020	$0.18	7/2/2020	$0.22	$0.22
February 1, 2018 to January 3, 2021	$0.36	$1.12	2/15/2018	$0.14	3/16/2020	$0.22	$0.22

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021. Since the beginning of the Fund’s operations, the price of XRP has ranged from $0.14 to $1.17, with the straight average being $0.36:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$0.72	$1.17	2/17/2018	$0.43	6/29/2018	$0.46	$0.43
Twelve months ended June 30, 2019	$0.37	$0.58	9/21/2018	$0.26	9/11/2018	$0.40	$0.42
Twelve months ended June 30, 2020	$0.24	$0.40	7/8/2019	$0.14	3/16/2020	$0.18	$0.18
July 1, 2020 to January 3, 2021	$0.30	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.22
February 1, 2018 to January 3, 2021	$0.36	$1.17	2/17/2018	$0.14	3/16/2020	$0.23	$0.22

Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Bitcoin Cash

The Digital Asset Reference Rate for Bitcoin Cash is an Index Price for Bitcoin Cash. The following table illustrates the movements in the Index Price for Bitcoin Cash from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the Index Price Bitcoin Cash has ranged from $83.82 to $1,646.79, with the straight average being $448.84 through June 30, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$1,078.67	$1,646.79	5/7/2018	$621.74	4/6/2018	$733.45	$661.15
Twelve months ended June 30, 2019	$359.24	$863.54	7/18/2018	$83.82	12/14/2018	$424.31	$415.92
Twelve months ended June 30, 2020	$274.89	$483.25	2/14/2020	$164.44	3/13/2020	$223.73	$223.73
Twelve months ended June 30, 2021	$454.04	$1,505.55	5/12/2021	$211.26	9/24/2020	$517.51	$517.51
February 1, 2018 to June 30, 2021	$448.84	$1,646.79	5/7/2018	$83.82	12/14/2018	$517.51	$517.51

The following table illustrates the movements in the Digital Asset Market price of Bitcoin Cash, as reported on the Fund’s principal market for Bitcoin Cash, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the price of Bitcoin Cash has ranged from $76.78 to $1,719.00, with the straight average being $449.69:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$1,080.64	$1,719.00	5/6/2018	$607.20	4/6/2018	$725.11	$659.54
Twelve months ended June 30, 2019	$361.64	$850.91	7/24/2018	$76.78	12/15/2018	$414.00	$436.73
Twelve months ended June 30, 2020	$274.41	$493.09	2/14/2020	$168.00	3/16/2020	$221.14	$221.14
Twelve months ended June 30, 2021	$454.20	$1,465.48	5/6/2021	$208.40	9/23/2020	$520.99	$520.99
February 1, 2018 to June 30, 2021	$449.69	$1,719.00	5/6/2018	$76.78	12/15/2018	$520.99	$520.99

 Litecoin

The Digital Asset Reference Rate for Litecoin is an Index Price for Litecoin. The following table illustrates the movements in the Index Price from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the Index Price for Litecoin has ranged from $22.81 to $391.06, with the straight average being $90.94 through June 30, 2021. The Manager has not observed a material difference between the Index Price for Litecoin and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$144.45	$239.52	2/20/2018	$74.65	6/29/2018	$80.29	$74.65
Twelve months ended June 30, 2019	$62.51	$138.93	6/12/2019	$22.81	12/14/2018	$131.09	$115.82
Twelve months ended June 30, 2020	$58.78	$121.38	7/9/2019	$32.75	3/13/2020	$41.55	$41.55
Twelve months ended June 30, 2021	$129.63	$391.06	5/10/2021	$41.23	7/3/2020	$141.65	$141.65
February 1, 2018 to June 30, 2021	$90.94	$391.06	5/10/2021	$22.81	12/14/2018	$141.65	$141.65

The following table illustrates the movements in the Digital Asset Market price of Litecoin, as reported on the Fund’s principal market for Litecoin, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2021. Since the beginning of the Fund’s operations, the price of Litecoin has ranged from $22.47 to $371.96, with the straight average being $91.16:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$144.89	$242.51	2/20/2018	$73.19	6/29/2018	$79.71	$73.19
Twelve months ended June 30, 2019	$62.90	$141.89	6/22/2019	$22.47	12/14/2018	$129.14	$120.57
Twelve months ended June 30, 2020	$58.75	$125.11	7/4/2019	$32.27	3/16/2020	$41.15	$41.15
Twelve months ended June 30, 2021	$129.85	$371.96	5/11/2021	$40.81	7/2/2020	$141.61	$141.61
February 1, 2018 to June 30, 2021	$91.16	$371.96	5/11/2021	$22.47	12/14/2018	$141.61	$141.61

 Chainlink

The Digital Asset Reference Rate for Chainlink is an Index Price for Chainlink. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on April 2, 2021 to June 30, 2021. Since the token was added to the Fund’s portfolio, the Index Price for Chainlink has ranged from $16.73 to $50.40, with the straight average being $31.73 through June 30, 2021. The Manager has not observed a material difference between the Index Price for Chainlink and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
April 2, 2021 to June 30, 2021	$31.73	$50.40	5/10/2021	$16.73	6/26/2021	$19.06	$19.06

The following table illustrates the movements in the Digital Asset Market price of Chainlink, as reported on the Fund’s principal market for Chainlink, from the addition of the token to the Fund’s portfolio on April 2, 2021 to June 30, 2021. Since the addition of the token to the Fund’s portfolio, the price of Chainlink has ranged from $16.47 to $50.43, with the straight average being $31.76:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 2, 2021 to June 30, 2021	$31.76	$50.43	5/9/2021	$16.47	6/26/2021	$19.28	$19.28

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund Construction Criteria. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Secondary Market Trading

The Fund’s Shares have been quoted on OTCQX under the symbol GDLC since November 22, 2019. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share. From November 22, 2019 to June 30, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 297% and the average premium was 54%. Moreover, the closing price of the Shares as, quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 19 days. As of June 30, 2021, the Fund’s shares were quoted on OTCQX at a discount of 4% to the Fund’s Digital Asset Holdings per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Fund’s NAV per Share and the Fund’s Digital Asset Holdings per Share for each of the quarters since November 22, 2019.

	High			Low
	OTCQX	NAV per Share (1)	Digital Asset Holdings per Share(2)	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share(2)
Calendar Year 2019
Fourth quarter	$8.55	$4.67	$4.60	$5.00	$3.90	$4.00
Calendar Year 2020
First quarter	$8.42	$6.57	$6.47	$4.15	$2.99	$3.06
Second quarter	$7.94	$5.84	$5.85	$3.62	$3.72	$3.77
Third quarter	$29.00	$7.72	$7.58	$6.20	$5.32	$5.35
Fourth quarter	$24.25	$16.41	$16.22	$10.18	$6.38	$6.38
Calendar Year 2021
First quarter	$45.27	$35.31	$34.69	$20.65	$16.45	$16.44
Second quarter	$52.00	$40.13	$40.40	$20.01	$20.32	$20.26
(1)	The NAV is calculated using the fair value of the Fund Components based on the price provided by the Digital Asset Market that the Fund considers each Fund Component’s principal market.
(2)	The Fund’s Digital Asset Holdings are derived from the Digital Reference Rate of each Fund Component as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Investment Objective.”

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share (%)

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits the Fund, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Fund has elected to “opt out” of this provision and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The LLC Agreement does not authorize the Fund to borrow for payment of the Fund’s ordinary expenses. The Fund does not engage in transactions in foreign currencies which could expose the Fund or holders of Shares to any foreign currency related market risk. The Fund does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended June 30, 2021.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager, and to the audit committee of the Board of Directors of the Manager, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that, as of June 30, 2021, the Fund’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Manager

The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Manager, Michael Sonnenshein, the principal executive officer of the Manager, and Edward McGee, the principal financial officer of the Manager, may take certain actions and execute certain agreements and certifications for the Fund, in their capacity as the principal officers of the Manager.

The Manager has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Manager. The Board consists of Barry E. Silbert, Mark Murphy and Mr. Sonnenshein, who also retain the authority granted to them as officers under the limited liability company agreement of the Manager.

The Manager has an audit committee (the “Audit Committee”). The Audit Committee has the responsibility for overseeing the financial reporting process of the Fund, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Messrs. Silbert, Sonnenshein and McGee.

The Manager has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Manager at 290 Harbor Drive, 4th Floor, Stamford, CT 06902 or calling the Manager at (212) 668-1427. The Manager’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Manager, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the Code of Ethics.

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 45, is the founder of the Manager and was Chief Executive Officer of the Manager until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc., a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Manager, the Authorized Participant, as well as CoinDesk.

A pioneer in Bitcoin investing, Mr. Silbert began buying Bitcoin in 2012 and quickly established himself as one of the earliest and most active investors in the industry.

Mr. Silbert founded DCG in 2015 and today, DCG sits at the epicenter of the blockchain industry, backing more than 150 companies across 30 countries, including Coinbase, Ripple, and Chainalysis. DCG also invests directly in digital currencies and other digital assets.

Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a technology company that was acquired by Nasdaq. Mr. Silbert has received numerous accolades for his leadership including Entrepreneur of the Year by both EY and Crain’s, and being selected to Fortune’s “40 under 40” list.

Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Murphy, Board Member

Mark Murphy, 46, is the Chief Operating Officer of DCG. In that role, he works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.

Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 35, is CEO of the Manager, having served as Managing Director of the Manager since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business and its $20.2 billion in assets under management. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators as well as managing the development of the Manager’s single-asset and diversified digital currency products. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Manager, and prior to that served as an Account Executive from 2014 to 2015. Prior to joining the Manager, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering high net worth individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions. Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2018 as one of Business Insider’s Rising Stars of Wall Street and serves as a member of the CME Group Bitcoin Futures Council and NYU Blockchain Association.

Edward McGee, Vice President, Finance and Controller

Edward McGee, 38, is the Vice President, Finance of the Manager and has served as Controller of the Manager since June 2019. Prior to taking on his role at the Manager, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Fund does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Manager’s knowledge based solely on the records of the Transfer Agent, owns beneficially a significant portion of the Shares; (ii) each director and officer of the Manager individually; and (iii) all directors and officers of the Manager as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of September 20, 2021 and do not take into account ownership of the Shares held through Cede & Co., a nominee of DTC, for which there is no publicly available information. The number of Shares issued and outstanding as of September 20, 2021 was 15,867,400.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc. (1)(2)	1,346,523	8.49%
Directors & Officers of the Manager: (3)
Barry E. Silbert (4)	*	* %
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Directors & officers of the Manager as a group	*	* %

(1)

Includes 32,936 Shares held by Digital Currency Group, Inc.; 1,309,125 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; and 4,462 Shares held by Genesis Global Trading Inc., the Authorized Participant and a wholly owned subsidiary of Digital Currency Group, Inc.

(2)	Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity has voting and dispositive power over the securities held by such entity.
(3)

The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates.

(4)	Does not include Shares beneficially owned through Digital Currency Group, Inc.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments, LLC, 290 Harbor Drive, 4th Floor, Stamford, CT 06902.

Item 13. Certain Relationships and Related Transactions and Director Independence

General

The Manager has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Manager attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Manager to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund.

The Manager presently intends to assert that shareholders have, by subscribing for Shares, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Manager to investors.

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Manager and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Reference Rate Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, and which is also the parent company of the Custodian, representing less than 1.0% of its equity, and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including digital assets that may be held by the Fund, companies that act as stewards of digital assets that may be held by the Fund, such as Ripple, and exchanges and custodians. DCG’s positions on changes that should be adopted in various Digital Asset Networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, DCG’s position regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund.

The Manager

The Manager has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Manager also services other affiliates of the Manager, including other digital asset investment vehicles, and their respective clients. Although the Manager and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Fund, the Manager intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Fund consistent with its or their respective fiduciary duties to the Fund and others.

The Manager and Genesis are affiliates of each other, and the Manager may engage other affiliated service providers in the future. Because of the Manager’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Fund. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Fund.

The Manager and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Fund and, in the future, to other clients. It is possible that future business ventures of the Manager and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Manager and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Fund.

There is an absence of arm’s-length negotiation with respect to some of the terms of the Fund, and, where applicable, there has been no independent due diligence conducted with respect to the Fund. The Manager will, however, not retain any affiliated service providers for the Fund which the Manager has reason to believe would knowingly or deliberately favor any other client over the Fund.

The Authorized Participant

As of the date of this Annual Report, the only Authorized Participant is Genesis, an affiliate of the Fund and the Manager. As a result of this affiliation, the Manager has an incentive to resolve questions between Genesis, on the one hand, and the Fund and shareholders, on the other hand, in favor of Genesis (including, but not limited to, questions as to the calculation of the Basket Amount).

In addition, Genesis may engage in digital asset trading with the Fund’s affiliated entities. For example, when the Manager receives the Manager’s Fee in digital assets, it sells the digital assets through Genesis. For this service, Genesis charges the Manager a transaction fee, which is not borne by the Fund. Additionally, the Manager’s parent company, DCG, is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis and may buy or sell digital assets through Genesis from time to time, independent of the

Fund. Lastly, several employees of the Manager and DCG are FINRA-registered representatives who maintain their licenses through Genesis.

Proprietary Trading/Other Clients

Because the officers of the Manager may trade digital assets for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Fund, the activities of the officers of the Manager, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Fund. Records of the Manager’s officers’ personal trading accounts will not be available for inspection by shareholders.

The Reference Rate Provider

DCG is the indirect parent company of the Reference Rate Provider. As a result, the Reference Rate Provider is an affiliate of the Manager and the Fund and has an incentive to resolve questions regarding, or changes to, the manner in which the Digital Asset Reference Rates are constructed and in which the Digital Asset Reference Rates are calculated in a way that favors the Manager and the Fund.

In addition, Genesis, the only Authorized Participant as of the date hereof, licenses and uses a trading software platform provided by the Reference Rate Provider to operate its trading desk and to facilitate Genesis’s actions as an Authorized Participant. Although the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the license, the Reference Rate Provider is entitled to use the over-the-counter trading data from Genesis in the Digital Asset Reference Rate.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Friedman LLP for the years ended June 30, 2021 and 2020 were:

	Years Ended June 30,
	2021	2020
Audit fees	$142,377	$96,323
Total	$142,377	$96,323

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Friedman LLP for professional services for the audit of the Fund’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Fund has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended June 30, 2021, are made by the Manager’s Board of Directors and Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Number	Exhibit Description

4.1	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

4.2

Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

4.3	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.3 of the Form 8-K filed by the Registrant on July 30, 2021).

4.4	Form of Participant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

4.6*	Description of Registrant’s Securities.

10.1†	Custodian Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

10.2	Distribution and Marketing Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*Filed herewith.

†Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

Glossary of Defined Terms

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Fund is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Fund to timely pay any Additional Fund Expenses, through use of the Manager’s commercially reasonable efforts to obtain the highest such price.

“Additional Fund Expenses”—Together, any expenses incurred by the Fund that are not Manager-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets), (iii) any indemnification expenses of the Custodian or other agents, service providers or counterparties of the Fund, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator Fee”—The fee payable to any administrator for services it provides to the Fund, which the Manager will pay such administrator as a Manager-paid Expense.

“AEOI Regulations”—Cayman Islands regulations have been issued to give effect to the Automatic Exchange of Information, which consists of the U.S. IGA and the CRS.

“Affirmative Action”—A decision by the Fund to acquire or abandon specific Forked Assets at any time prior to the time of a creation of shares.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Fund and the Manager concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Manager and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant.

“Basket”—A block of 100 Shares.

“Basket Amount”—The sum of (x) the Fund Component Basket Amounts for all Fund Components, (y) the Forked Asset Portion and (z) the Cash Portion, in each case, as of such trade date.

“Bitcoin” or “BTC”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin network.

“Bitcoin Cash” or “BCH”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Cash network.

“Blockchain” or “blockchain”—The public transaction ledger of a Digital Asset Network on which miners or mining pools solve algorithmic equations allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of digital assets from a Digital Asset Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

“Cardano” or “ADA”—A type of digital asset based on an open-source cryptographic protocol existing on the Cardano network. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria.

“Cash Account”—Any bank account of the Fund in which the Fund holds any portion of its U.S. dollars.

“Cash Portion”—For any trade date, the amount of U.S. dollars determined by dividing (x) the amount of U.S. dollars or other fiat currency (as converted into U.S. dollars at the applicable exchange rate as of 4:00 p.m., New York time) held by the Fund at 4:00 p.m., New York time, on such trade date by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth), and multiplying such quotient by 100.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Chainlink” or “LINK”—A type of digital asset based on an open-source cryptographic protocol existing on the Ethereum network. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Covered Person”—As defined in the section “Description of the LLC Agreement —Fiduciary and Regulatory Duties of the Manager.”

“Creation Basket”—Basket of Shares issued by the Fund in exchange the transfer of the Total Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Fund, the time at which the Fund creates such Shares.

“Custodial Services”—The Custodian’s services that (i) allow digital assets to be deposited from a public blockchain address to the Fund’s Digital Asset Accounts and (ii) allow the Fund and the Manager to withdraw digital assets from the Fund’s Digital Asset Accounts to a public blockchain address the Fund or the Manager controls pursuant to instructions the Fund or Manager provides to the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian for services it provides to the Fund, which the Manager shall pay to the Custodian as a Manager-paid Expense.

“Custodian Agreement”—The Custodial Services Agreement by and between the Fund, Manager and Custodian that governs the Fund’s and Manager’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Fund’s assets.

“CRS”—the OECD Standard for Automatic Exchange of Financial Account Information – Common Reporting Standard.

“Digital Asset Account”—Each segregated custody account controlled and secured by the Custodian to store private keys of the Fund, which allow for the transfer of ownership or control of the Fund’s digital assets on the Fund’s behalf.

“Digital Asset Benchmark Exchange”—A digital asset benchmark exchange that represents at least 10% of the aggregate trading volume of the Digital Asset Exchange Market for the applicable digital asset during the last 30 consecutive calendar days and that to the knowledge of the Manager is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures. If there are fewer than three individual Digital Asset Benchmark Exchanges each of which represent at least 10% of the aggregate trading volume on the Digital Asset Exchange Market for the applicable digital asset during the last 30 consecutive calendar days, then the Digital Asset Benchmark Exchanges for the applicable digital asset that will serve as the basis for the Digital Asset Reference Rate calculation will be those Digital Asset Benchmark Exchanges that meet the above-described requirements.

“Digital Asset Exchange”—An electronic marketplace where exchange participants may trade, buy and sell digital assets based on bid-ask trading. The largest Digital Asset Exchanges are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Exchange Market”—The global exchange market for the trading of digital assets, which consists of transactions on electronic Digital Asset Exchanges.

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings”. See also “Item 1. Business—Investment Objective” for a description of the Fund’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The U.S. dollar value on which the Manager’s Fee accrues, as calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings.”

“Digital Asset Market”—A Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as a Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing such Digital Asset Network. See “Item 1. Business—Overview of the Digital Asset Industry and Market.”

“Digital Asset Reference Rate”—With respect to any Fund Component (and, if possible, each Forked Asset) as of any business day, the volume-weighted average price in U.S. dollars of such Fund Component (and, if possible, each Forked Asset), as determined by reference to the Index Price or an Indicative Price reported by TradeBlock, Inc. for such Fund Component (and, if possible, each Forked Asset) as of 4:00 p.m., New York time, on any business day.

“Distribution and Marketing Agreement”—The agreement among the Manager and the distributor and marketer, which sets forth the obligations and responsibilities of the distributor and marketer.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“DTC Participant”—A direct participant in DTC, such as a bank, broker, dealer or trust company.

“Ethereum” or “ETH”—Ethereum tokens, which are a type of digital currency based on an open-source cryptographic protocol existing on the Ethereum network.

“Ethereum Classic” or “ETC”—Ethereum Classic tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Classic network.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“Forked Asset”—Any asset other than cash that is held by the Fund at any time other than a Fund Component, including (i) any right, arising from a fork, airdrop or similar occurrence, to acquire (or otherwise establish dominion and control over) any digital asset or other asset or right and (ii) any digital asset or other asset or right acquired by the Fund through the exercise of a right described in the preceding clause (i), in each case, until such time as the Manager designates such asset as a Fund Component.

“Forked Asset Portion”—For any Trade Date, the amount of U.S. dollars determined by dividing (x) the aggregate value in U.S. dollars of the Fund’s Forked Assets at 4:00 p.m., New York time, on such Trade Date (calculated, to the extent possible, by reference to Digital Asset Reference Rates) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth), and multiplying such quotient by 100.

“FRA”—The Financial Reporting Authority of the Cayman Islands.

“Fund Accounts”—The Cash Account and the Digital Asset Accounts, collectively.

“Fund Component”—A digital asset designated as such by the Manager in accordance with the policies and procedures set forth in this Annual Report.

“Fund Component Aggregate Liability Amount”—For any Fund Component and any trade date, a number of tokens of such Fund Component equal to the sum of (x) all accrued but unpaid Fund Component Fee Amounts for such Fund Component as of 4:00 p.m., New York time, on such trade date and (y) the Fund Component Expense Amount as of 4:00 p.m., New York time, on such trade date.

“Fund Component Basket Amount”—As of any trade date, the number tokens of such Fund Component required to be delivered in connection with each Creation Basket, as determined by dividing the number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date, after deducting the applicable Fund Component Aggregate Liability Amount, by the number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)) and multiplying the quotient so obtained for the Fund Component by 100.

“Fund Component Fee Amount”—For any day, the number of tokens of each Fund Component payable as the Manager’s Fee.

“Fund Construction Criteria”—The criteria that a digital asset must meet to be eligible for inclusion in the Fund’s portfolio, which, as of the date of this Annual Report, consist of both size and liquidity requirements.

“Fund Documents”—The LLC Agreement and Custodian Agreement, collectively.

“GAAP”—United States generally accepted accounting principles.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Annual Report is the only acting Authorized Participant.

“Index License Agreement”—The license agreement entered into by the Reference Rate Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Exchanges trading digital assets selected by the Reference Rate Provider for calculation of the Digital Asset Reference Rates.

“Index Price”— A price for a Fund Component determined by the Reference Rate Provider based on the corresponding indicative Price through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

“Indicative Price”— A volume-weighted average price in U.S. dollars for a Fund Component as of 4:00 p.m., New York time, for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund component selected by the Reference Rate Provider.

“Investment Advisers Act”—U.S. Investment Advisers Act of 1940, as amended.

“Investment Company Act”—U.S. Investment Company Act of 1940, as amended.

“Investor”—Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Litecoin” or “LTC”—Litecoin tokens, which are a type of digital currency based on an open-source cryptographic protocol existing on the Litecoin network.

“LLC Agreement”—The Second Amended and Restated Limited Liability Company Agreement establishing and governing the operations of the Fund, as the same may be amended from time to time.

“LLC Law”—Limited Liability Companies Law, 2018 of the Cayman Islands (as amended or any successor statute thereto).

“Manager”—Grayscale Investments, LLC, or any substitute therefor as provided herein, or any successor thereto by merger or operation of law.

“Manager-paid Expenses”—The fees and expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, that the Manager is obligated to assume and pay, including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) fees for the Custodian and any other security vendor engaged by the Fund (iv) the Transfer Agent Fee, (v) the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given Fiscal Year, (vi) ordinary course legal fees and expenses, (vii) audit fees, (viii) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to registration and any other regulatory requirements in the Cayman Islands, (ix) printing and mailing costs, (x) costs of maintaining the Fund’s website and (xi) applicable license fees with respect to the Fund.

“Manager’s Fee”—A fee that accrues daily in U.S. dollars at an annual rate of 2.5% of the Fund’s Digital Asset Holdings Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the Fund Components then held by the Fund in proportion to such Fund Components’ respective Weightings. For any day that is not a business day or in a Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 2.5% of the most recently calculated Digital Asset Holdings Fee Basis Amount of the Fund. The Manager’s Fee is payable to the Manager monthly in arrears.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Fund, which the Manager will pay to the marketer as a Manager-paid Expense.

“NAV”—The net asset value of the Fund determined on a GAAP basis.

“OTCQX”—The OTCQX tier of the OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Manager that provides the procedures for the creation of Baskets and for the delivery of digital assets required for Creation Baskets.

“Pre-Creation Abandonment”—The abandonment by the Fund, irrevocably for no direct or indirect consideration, all Forked Assets to which the Fund would otherwise be entitled, effective immediately prior to a Creation Time.

“Pre-Creation Abandonment Notice”—A notice delivered by the Manager to the Custodian, on behalf of the Fund, stating that the Fund is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Forked Assets to which it would otherwise be entitled as of such time and with respect to which the Fund has not taken any Affirmative Action at or prior to such time.

“Rebalancing Period”—Any period during which the Manager reviews for rebalancing the Fund’s portfolio in accordance with the policies and procedures set forth in this Annual Report.

“Reference Rate Provider”—TradeBlock, Inc., a Delaware corporation that publishes the Digital Asset Reference Rates. DCG is the indirect parent company of TradeBlock, Inc. As a result, TradeBlock, Inc. is an affiliate of the Manager and the Fund and is considered a related party of the Fund.

“Rule 144”—Rule 144 under the Securities Act.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Manager, on which the Shares may then be listed, quoted or traded, including but not limited to, OTCQX tier of the OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Securities Exchange Act” or “Exchange Act”—The Securities Exchange Act of 1934, as amended.

“Shares”—Equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund with such relative rights and terms as set out in the LLC Agreement.

“SIPC”—The Securities Investor Protection Corporation

“Staking” — means (i) using, or permitting to be used, in any manner, directly or indirectly, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Fund Property, by making any portion of the Fund Property available to any third party or by entering into any similar arrangement with a third party), any portion of the Fund Property in a proof-of-stake validation protocol and (ii) accepting any Staking Consideration. For the avoidance of doubt, the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a proof-of-stake validation protocol.

“Staking Consideration”—Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Fund Property as described in clause (i) of the definition of “Staking.”

“Total Basket Amount”—The Basket Amount multiplied by the number of Baskets being created or redeemed.

“Transfer Agency and Service Agreement”—The agreement between the Manager and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”—Continental Stock Transfer & Trust Company, a Delaware corporation.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Fund, which the Manager will pay to the Transfer Agent as a Manager-paid Expense.

“Treasury Regulations”—The regulations, including proposed or temporary regulations, promulgated under the Code.

“U.S.”—United States.

“U.S. dollar,” “USD” or “$”—United States dollar or dollars.

“Weighting”—For any Fund Component, the percentage of the total U.S. dollar value of the aggregate Fund Components at any time that is represented by tokens of such Fund Component.

“XRP”—XRP tokens, which are a type of digital asset based on a cryptographic protocol existing on the Ripple network. Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)*

Date: September 24, 2021

*   The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of
Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Grayscale Digital Large Cap Fund LLC (the “Fund”) as of June 30, 2021 and 2020, and the related statements of operations and changes in net assets for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2021 and 2020, and the results of its operations for each of the years in the three-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Fund’s Manager. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter - Investments in Digital Assets

In forming our opinion we have considered the adequacy of the disclosures included in Note 8 to the financial statements concerning among other things the risks and uncertainties related to the Fund’s investments in digital assets and Incidental Rights or IR Virtual Currency that arise as a result of the Fund’s investments in digital assets. The risks and rewards to be recognized by the Fund associated with its investments in digital assets will be dependent on many factors outside of the Fund’s control. The currently unregulated and immature nature of the digital assets market, including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital assets continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of digital assets. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Fund’s auditor since 2018.

East Hanover, New Jersey

September 24, 2021

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share amounts)

	June 30,
	2021	2020
Assets:
Investments in digital assets, at fair value (cost $112,405 and $33,495 as of June 30, 2021 and 2020, respectively)	$367,308	$32,374
Total assets	$367,308	$32,374
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$367,308	$32,374
Net Assets consists of:
Paid-in-capital	113,633	35,029
Accumulated net investment loss	(8,173)	(1,186)
Accumulated net realized gain (loss) on investments in digital assets	6,945	(348)
Accumulated net unrealized appreciation (depreciation) on investments in digital assets	254,903	(1,121)
	$367,308	$32,374
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,837,800	6,029,000
Net asset value per Share	$23.19	$5.37

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

SCHEDULES OF INVESTMENTS

(Amounts in thousands, except quantity of each Fund Component and percentages)

June 30, 2021
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	7,340.02142854	$82,598	$255,175	69.47%
Investment in Ethereum	45,287.78133655	20,499	101,625	27.67%
Investment in Bitcoin Cash	7,379.46217362	2,676	3,845	1.05%
Investment in Litecoin	26,184.80079374	1,967	3,707	1.01%
Investment in Chainlink	153,327.61595468	4,665	2,956	0.80%
Net assets		$112,405	$367,308	100.00%

June 30, 2020
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	2,890.95335771	$22,060	$26,406	81.57%
Investment in Ethereum	16,713.06457809	6,153	3,760	11.61%
Investment in XRP	6,697,006.684596	2,917	1,177	3.63%
Investment in Bitcoin Cash	2,908.94301800	1,576	643	1.99%
Investment in Litecoin	9,446.46857963	789	388	1.20%
Net assets		$33,495	$32,374	100.00%

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended June 30,
	2021	2020	2019
Investment income:
Investment income	$—	$—	$—
Expenses:
Manager's Fee, related party	6,987	718	348
Net investment loss	(6,987)	(718)	(348)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investments in digital assets	7,293	(147)	(198)
Net change in unrealized depreciation (appreciation) on Manager's Fee payable	—	57	(78)
Net change in unrealized appreciation (depreciation) on investments in digital assets	256,024	(3,539)	7,376
Net realized and unrealized gain (loss) on investments	263,317	(3,629)	7,100
Net increase (decrease) in net assets resulting from operations	$256,330	$(4,347)	$6,752

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended June 30,
	2021	2020	2019
Increase (decrease) in net assets from operations:
Net investment loss	$(6,987)	$(718)	$(348)
Net realized gain (loss) on investments in digital assets	7,293	(147)	(198)
Net change in unrealized depreciation (appreciation) on Manager's Fee payable	—	57	(78)
Net change in unrealized appreciation (depreciation) on investments in digital assets	256,024	(3,539)	7,376
Net increase (decrease) in net assets resulting from operations	256,330	(4,347)	6,752
Increase in net assets from capital share transactions:
Shares issued	78,604	14,099	5,241
Net increase in net assets resulting from capital share transactions	78,604	14,099	5,241
Total increase in net assets from operations and capital share transactions	334,934	9,752	11,993
Net assets:
Beginning of year	32,374	22,622	10,629
End of year	$367,308	$32,374	$22,622
Change in Shares outstanding:
Shares outstanding at beginning of year	6,029,000	3,103,600	1,909,400
Shares issued	9,808,800	2,925,400	1,194,200
Net increase in Shares	9,808,800	2,925,400	1,194,200
Shares outstanding at end of year	15,837,800	6,029,000	3,103,600

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. A digital asset will be eligible for inclusion in the Fund’s portfolio if it satisfies market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Digital assets will be held in the Fund’s portfolio on a market capitalization-weighted basis. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of June 30, 2021, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Bitcoin Cash (“BCH”), Litecoin (“LTC”) and Chainlink (“LINK”) (collectively, the “Fund Components”). On a quarterly basis beginning on the first business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Decentralized Finance Fund LLC (DeFi), each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), and Grayscale Litecoin Trust (LTC).

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or the “Authorized Participant”), a registered broker dealer and wholly owned subsidiary of DCG, is the only Authorized Participant and is party to a participant agreement with the Manager and the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager.

The custodian of the Fund is Coinbase Custody Trust Company, LLC (the “Custodian”), a third-party service provider. The Custodian is responsible for safeguarding the Fund Components and Forked Assets held by the Fund, and holding the private key(s) that provide access to the Fund’s digital wallets and vaults.

The transfer agent for the Fund (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The responsibilities of the Transfer Agent are to maintain creations, redemptions, transfers, and distributions of the Fund’s Shares which are primarily held in book-entry form.

On October 14, 2019, the Fund received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group, Inc. (“OTCQX”). The Fund’s trading symbol on OTCQX is “GDLC” and the CUSIP number for its Shares is G40705108. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020.

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority under the Private Funds Act (reference number: 1688783).

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Fund qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Fund conducts its transactions in Fund Components, including receiving Fund Components for the creation of Shares and delivering Fund Components for the redemption of Shares and for the payment of the Manager’s Fee. At this time, the Fund is not accepting redemption requests from shareholders. Since its inception, the Fund has not held cash or cash equivalents.

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value (“NAV”), the Fund follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Fund only receives Fund Components from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Manager, provides information about the Digital Asset Markets on which it transacts to the Fund.

In determining which of the eligible Digital Asset Markets is the Fund’s principal market, the Fund reviews these criteria in the following order:

First, the Fund reviews a list of each Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Fund and the Authorized Participant. The Fund or the Authorized Participant does not have access to Digital Asset Exchange Markets that do not have a BitLicense and has access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Fund sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and level of activity of each Fund Component traded on each Digital Asset Market in the trailing twelve months.

Third, the Fund then reviews intra-day pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Fund then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Fund, Exchange Markets have the greatest volume and level of activity for the Fund Components. The Fund therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market for each Fund Component. As a result of the analysis, an Exchange Market has been selected as the Fund’s principal market for each Fund Component.

The Fund determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Fund has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Fund’s determination of its principal market.

The cost basis of the investment in each Fund Component recorded by the Fund for financial reporting purposes is the fair value of the Fund Component at the time of transfer. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components for Share creations and the delivery of Fund Components for Share redemptions, the payment of expenses in Fund Components or the sale of Fund Components when the Manager rebalances the Fund’s portfolio. At this time, the Fund is not accepting redemption requests from shareholders. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee and selling Fund Component(s) when the Manager rebalances the Fund’s portfolio.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Fund.

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments in digital assets	$367,308	$—	$367,308	$—
June 30, 2020
Assets
Investments in digital assets	$32,374	$—	$32,374	$—

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

		June 30,
Fund Component	Principal Market	2021	2020	2019
BTC	Coinbase Pro	$34,764.81	$9,134.09	$11,237.68
ETH	Coinbase Pro	$2,243.98	$224.96	$301.42
XRP[1]	Coinbase Pro[3]	N/A	$0.18	$0.40
BCH	Coinbase Pro	$520.99	$221.14	$414.00
LTC	Coinbase Pro	$141.61	$41.15	$129.14
LINK[2]	Coinbase Pro	$19.28	N/A	N/A

[1]

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

[2]

Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

[3]

Historically, the Fund considered Bitstamp to be its principal market for XRP. The Fund performed an assessment of the principal market at June 30, 2020 and identified a change in the principal market for XRP from Bitstamp to Coinbase Pro. The Fund has applied this change in the XRP principal market effective June 30, 2020.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at July 1, 2018	978.33708876	$6,186
BTC contributed	603.35963641	3,434
BTC distributed for Manager's Fee, related party	(36.68785517)	(204)
Net change in unrealized appreciation on investment in BTC		8,033
Net realized loss on investment in BTC		(86)
BTC balance at June 30, 2019	1,545.00887000	$17,363
BTC contributed	1,423.77956922	11,195
BTC distributed for Manager's Fee, related party	(77.83508151)	(662)
Net change in unrealized depreciation on investment in BTC	-	(1,559)
Net realized gain on investment in BTC	-	69
BTC balance at June 30, 2020	2,890.95335771	$26,406
BTC contributed	4,668.87490748	61,878
BTC distributed from portfolio rebalancing	(49.26609880)	(4,018)
BTC distributed for Manager's Fee, related party	(170.54073785)	(5,373)
Net change in unrealized appreciation on investment in BTC	-	168,230
Net realized gain on investment in BTC	-	8,052
BTC balance at June 30, 2021	7,340.02142854	$255,175

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at July 1, 2018	5,655.92353325	$2,506
ETH contributed	3,488.11883601	925
ETH distributed for Manager's Fee, related party	(212.09837309)	(57)
Net change in unrealized depreciation on investment in ETH		(604)
Net realized loss on investment in ETH		(78)
ETH balance at June 30, 2019	8,931.94399617	$2,692
ETH contributed	8,231.09766296	1,486
ETH distributed for Manager's Fee, related party	(449.97708104)	(87)
Net change in unrealized depreciation on investment in ETH	-	(216)
Net realized loss on investment in ETH	-	(115)
ETH balance at June 30, 2020	16,713.06457809	$3,760
ETH contributed	27,048.35623477	11,956
ETH contributed from portfolio rebalancing	2,541.65341845	2,993
ETH distributed for Manager's Fee, related party	(1,015.29289476)	(1,362)
Net change in unrealized appreciation on investment in ETH	-	83,519
Net realized gain on investment in ETH	-	759
ETH balance at June 30, 2021	45,287.78133655	$101,625

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at July 1, 2018	2,266,356.201035	$1,036
XRP contributed	1,397,706.264176	501
XRP distributed for Manager's Fee, related party	(84,988.854663)	(35)
Net change in unrealized depreciation on investment in XRP	-	(40)
Net realized loss on investment in XRP	-	(22)
XRP balance at June 30, 2019	3,579,073.610548	$1,440
XRP contributed	3,298,241.090089	831
XRP distributed for Manager's Fee, related party	(180,308.016041)	(46)
Net change in unrealized depreciation on investment in XRP	-	(1,000)
Net realized loss on investment in XRP	-	(48)
XRP balance at June 30, 2020	6,697,006.684596	$1,177
XRP contributed	10,327,653.145340	2,668
XRP distributed from portfolio rebalancing	(16,838,197.646686)	(3,875)
XRP distributed for Manager's Fee, related party	(186,462.183250)	(60)
Net change in unrealized appreciation on investment in XRP	-	1,740
Net realized loss on investment in XRP	-	(1,650)
XRP balance at June 30, 2021	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at July 1, 2018	986.53780237	$715
BCH contributed	607.11421018	270
BCH distributed for Manager's Fee, related party	(17.28331321)	(14)
Net change in unrealized depreciation on investment in BCH		(315)
Net realized loss on investment in BCH		(4)
BCH balance at June 30, 2019	1,576.36869934	$652
BCH contributed	1,432.63933393	346
BCH distributed for Manager's Fee, related party	(100.06501527)	(27)
Net change in unrealized depreciation on investment in BCH	-	(284)
Net realized loss on investment in BCH	-	(44)
BCH balance at June 30, 2020	2,908.94301800	$643
BCH contributed	4,696.88194985	1,185
BCH distributed from portfolio rebalancing	(55.03257309)	(31)
BCH distributed for Manager's Fee, related party	(171.33022114)	(81)
Net change in unrealized appreciation on investment in BCH	-	2,102
Net realized gain on investment in BCH	-	27
BCH balance at June 30, 2021	7,379.46217362	$3,845

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at July 1, 2018	3,196.81069118	$255
LTC contributed	1,971.53576882	111
LTC distributed for Manager's Fee, related party	(119.88110208)	(8)
Net change in unrealized appreciation on investment in LTC		302
Net realized loss on investment in LTC		(8)
LTC balance at June 30, 2019	5,048.46535792	$652
LTC contributed	4,652.33684958	241
LTC distributed for Manager's Fee, related party	(254.33362787)	(16)
Net change in unrealized depreciation on investment in LTC	-	(480)
Net realized loss on investment in LTC	-	(9)
LTC balance at June 30, 2020	9,446.46857963	$388
LTC contributed	15,310.38020958	908
LTC contributed from portfolio rebalancing	2,010.23222215	309
LTC distributed for Manager's Fee, related party	(582.28021762)	(81)
Net change in unrealized appreciation on investment in LTC	-	2,142
Net realized gain on investment in LTC	-	41
LTC balance at June 30, 2021	26,184.80079374	$3,707

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at July 1, 2020	-	$-
LINK contributed	253.44138473	9
LINK contributed from portfolio rebalancing	154,021.49829970	4,622
LINK distributed for Manager's Fee, related party	(947.32372975)	(30)
Net change in unrealized depreciation on investment in LINK	-	(1,709)
Net realized gain on investment in LINK	-	64
LINK balance at June 30, 2021	153,327.61595468	$2,956

4. Portfolio Rebalancing

A digital asset will generally be eligible for inclusion in the Fund’s portfolio if it satisfies market capitalization, liquidity and coverage criteria as determined by the Manager. Fund Components will be held in the Fund’s portfolio on a market capitalization-weighted basis. Specifically, the Fund seeks to hold Fund Components that have market capitalizations that collectively comprise at least 70% of the market capitalization of the entire digital asset market (the “Target Coverage Ratio”). Market capitalization refers to a digital asset’s market value, as determined by multiplying the number of tokens of such digital asset in circulation by the market price of a token of such digital asset. Because the Fund will create Shares in exchange for Fund Components on a daily basis, the market capitalization of each Fund Component will be calculated, and the percentage of the total U.S. dollar value of the aggregate Fund Components at any time that is represented by tokens of such Fund Components (its “Weighting”) will therefore fluctuate, daily in accordance with changes in the market price of such Fund Components.

On a quarterly basis beginning on the first business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components meet certain removal criteria and should therefore be removed from as Fund Components, (ii) determine whether any new digital assets meet certain inclusion criteria and should therefore be included as Fund Components, (iii) determine whether the Target Coverage Ratio is met and (iv) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer eligible for inclusion in the Fund’s portfolio because it meets the Removal Criteria, the Manager will adjust the Fund’s portfolio by selling such Fund Component and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings.

If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it meets the Inclusion Criteria or because its inclusion is necessary in order for the Fund’s portfolio to meet the Target Coverage Ratio, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

Each period during which the Manager is purchasing and selling digital assets in connection with a rebalancing is referred to as a “Rebalancing Period.” The Manager expects each Rebalancing Period to last between one and five business days. As of and during the year ended June 30, 2020, there were no changes in the Fund Components’ market capitalization that would have required the Manager to rebalance the Fund’s portfolio.

On December 30, 2020, the Authorized Participant of the Fund, announced that effective January 15, 2021, at 5:00 p.m. ET, it would temporarily suspend trading for XRP. As a result, during the Fund’s quarterly review, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. On January 4, 2021, the Fund recognized a realized loss of $1,754,085 in connection with the sale of 16,838,197.646686 XRP to purchase 41.70190288 BTC, 2,160.57566673 ETH, 3.81770515 BCH and 2,004.91717874 LTC.

On April 6, 2021, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. On April 2, 2021, the Fund recognized a realized gain of $4,398,884 in connection with the sale of 90.96800168 BTC and 58.85027824 BCH to purchase 381.07775172 ETH, 5.31504341 LTC and 154,021.49829970 LINK.

5. Creations and Redemptions of Shares

At June 30, 2021 and 2020, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0005 of one BTC, 0.0029 of one ETH, 0.0005 of one BCH, 0.0017 of one LTC and 0.0097 of one LINK at June 30, 2021. Each Share represented approximately 0.0005 of one BTC, 0.0028 of one ETH, 1.1108 of one XRP, 0.0005 of one BCH and 0.0016 of one LTC at June 30, 2020.

The cost basis of investments in each Fund Component recorded by the Fund is the fair value of each Fund Component, as determined by the Fund, at 4:00 p.m., New York time, on the date of transfer to the Fund by the Authorized Participant based on the creation Baskets. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or each Fund Component. In addition, the Authorized Participant may realize significant profits through the sale of digital assets during a Rebalancing Period.

At this time, the Fund is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Law, 2020 of the Cayman Islands. The Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Law. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Cayman Islands Monetary Authority and be regulated as a mutual fund under the Mutual Funds Law, 2020 of the Cayman Islands.

6. Income Taxes

The Government of the Cayman Islands does not, and will not, under existing Cayman law, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon the Fund or the shareholders. Interest, dividends and gains payable to the Fund and all distributions by the Fund to shareholders will be received free of any Cayman Islands income or withholding taxes.

The Fund has elected to be treated as a corporation for U.S. federal income tax purposes. The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“effectively connected income”) under the U.S. Internal Revenue Code and corresponding tax regulations (e.g., including under Sections 861 through 865). There can, however, be no complete assurance in this regard. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business).

If the Fund were treated as engaged in a trade or business in the United States during any taxable year, it would be required to file a U.S. federal income tax return for that year, regardless of whether it recognized any effectively connected income. If the Fund did not file U.S. federal income tax returns and were later determined to have engaged in a U.S. trade or business, it would generally not be entitled to offset its effectively connected income and gains against its effectively connected losses and deductions (and, therefore, would be taxable on its gross, rather than net, effectively connected income). If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

Due to the new and evolving nature of digital assets and a general absence of clearly controlling authority with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets (including with respect to the amount, timing, and character of income recognition) are uncertain. The Manager believes that, in general, gains and losses recognized by the Fund from the sale or other disposition of digital assets will be treated as capital gains or losses. However, it is possible that the IRS will not agree with the Fund’s U.S. federal tax treatment of digital assets.

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended June 30, 2021 and June 30, 2020, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2021 or June 30, 2020.

7. Related Parties

The Fund considers the following entities, their directors and employees to be related parties of the Fund: DCG, Genesis, Grayscale, and TradeBlock, Inc. As of June 30, 2021 and 2020, 1,544,850 and 723,805 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. Effective January 1, 2021, the Manager’s Fee was lowered from 3.0% to 2.5%. No Forked Assets have been distributed in payment of the Manager’s Fee during the years ended June 30, 2021, 2020 and 2019.

As partial consideration for receipt of the Manager’s Fee, the Manager shall assume and pay all fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including marketing fee, the administrator fee, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to registration and any other regulatory requirements in the Cayman Islands; printing and mailing costs; costs of maintaining the Fund’s website and applicable license fees (together, the “Manager-paid Expenses”), provided that any expense that qualifies as an Additional Fund Expense will be deemed to be an Additional Fund Expense and not a Manager-paid Expense.

The Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets), any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”). In such circumstances, the Manager or its delegate (i) will instruct the Custodian to withdraw from the digital asset accounts Fund Components in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of such asset (determined net of any associated fees) at which the Fund is able to sell such asset or (y) cause the Fund (or its delegate) to deliver such Fund Components, and/or Forked Assets in kind in satisfaction of such Additional Fund Expenses.

For years ended June 30, 2021, 2020, and 2019, the Fund incurred Manager’s Fees of $6,986,998, $717,691 and $347,723, respectively. As of June 30, 2021 and 2020, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the years ended June 30, 2021, 2020, and 2019, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

8. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the price of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The price of the Fund Components have a very limited history. During such history, the market price of such Fund Components have been volatile, and subject to influence by many factors including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global exchanges or vaults, competition from other forms of digital assets or payments services, global or regional political, economic or financial conditions, and other unforeseen market events and situations.

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the BTC, BCH, ETH, LTC, and LINK networks, are collectively maintained by a decentralized user base.

The Fund Components are commingled, and the Fund’s shareholders have no specific rights to any specific Fund Component. In the event of the insolvency of the Fund, its assets may be inadequate to satisfy a claim by its shareholders.

There is currently no clearing house for the Fund Components, nor is there a central or major depository for the custody of such Fund Components. There is a risk that some or all of the Fund Components could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Fund Components. Further, transactions in the Fund Components are irrevocable. Stolen or incorrectly transferred Fund Components may be irretrievable. As a result, any incorrectly executed Fund Component transactions could adversely affect an investment in the Shares.

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. Public statements by senior officials at the SEC, including a June 2018 speech by the director of the SEC’s division of Corporation Finance, indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are currently securities. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. Further, Ripple Labs, Inc. (“Ripple”), the company that retains a key role in stewarding the development of XRP, is currently a defendant in a federal class-action lawsuit filed by certain XRP holders that alleges that XRP is a security issued by Ripple. In addition, in 2020 the SEC filed a complaint against the promoters of XRP alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

For example, it may become more difficult for such Fund Component to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of such Fund Component and cause users to migrate to other digital assets. As such, any determination that a Fund Component is a security under federal or state securities laws may adversely affect the value of such Fund Component and, as a result, an investment in the Shares.

To the extent that a Fund Component is determined to be a security, the Fund and the Manager may also be subject to additional regulatory requirements, including under the Investment Company Act of 1940, and the Manager may be required to register as an investment adviser under the Investment Advisers Act of 1940. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

As with any computer network, digital asset networks are vulnerable to various kinds of attacks. For example, each digital asset network of the Fund Components, for which it is relevant, is vulnerable to a “51% attack” where, if a malicious actor were to gain control of more than 50% of a network’s hash rate, it would be able to gain full control of the network and the ability to manipulate the relevant blockchains on which the respective Fund Components settle. In May 2019, the Bitcoin Cash network experienced a 51% attack when two mining pools combined their hash rates to reverse a block of transactions that rewarded tokens to an unknown actor who had taken advantage of an unrelated vulnerability in the Bitcoin Cash network. The Fund did not suffer any direct losses as a result of the attack. Although this particular attack could be interpreted as reversing a separate attack on the Bitcoin Cash network, the Bitcoin Cash network may be vulnerable to future 51% attacks that could result in a loss of confidence in the Bitcoin Cash network.

To the extent a private key required to access a Fund Component address is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Fund may be unable to access the relevant Fund Component controlled by the private key and the private key will not be capable of being restored by the network of such Fund Component. The processes by which the Fund Component transactions are settled are dependent on the peer-to-peer network of such Fund Component, and as such, the Fund is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of the Fund Component.

The Fund relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Fund’s or the Fund’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of the COVID-19 pandemic could have an adverse impact on the Fund’s ability to access critical services and would be disruptive to the operation of the Fund.

9. Quarterly Statements of Operations

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2020	Dec-31, 2020	Mar-31, 2021	Jun-30, 2021	Year Ended June 30, 2021
Expenses
Manager's Fee, related party	$375	$1,095	$2,548	$2,969	$6,987
Net investment loss	$(375)	$(1,095)	$(2,548)	$(2,969)	$(6,987)
Net realized and unrealized gain (loss) from:
Net realized gain on investments in digital assets	47	426	152	6,668	7,293
Net change in unrealized appreciation (depreciation) on investments in digital assets	7,860	146,286	271,256	(169,378)	256,024
Net realized and unrealized gain (loss) on investments	7,907	146,712	271,408	(162,710)	263,317
Net increase (decrease) in net assets resulting from operations	$7,532	$145,617	$268,860	$(165,679)	$256,330

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2019	Dec-31, 2019	Mar-31, 2020	Jun-30, 2020	Year Ended June 30, 2020
Expenses
Manager's Fee, related party	$152	$159	$182	$225	$718
Net investment loss	$(152)	$(159)	$(182)	$(225)	$(718)
Net realized and unrealized (loss) gain from:
Net realized loss on investments in digital assets	(54)	(40)	(33)	(20)	(147)
Net change in unrealized depreciation on Manager's Fee payable	57	—	—	—	57
Net change in unrealized (depreciation) appreciation on investments in digital assets	(6,903)	(3,653)	(1,802)	8,819	(3,539)
Net realized and unrealized (loss) gain on investments	(6,900)	(3,693)	(1,835)	8,799	(3,629)
Net (decrease) increase in net assets resulting from operations	$(7,052)	$(3,852)	$(2,017)	$8,574	$(4,347)

10. Financial Highlights Per Share Performance

	Years Ended June 30,
	2021	2020	2019
Per Share Data:
Net asset value, beginning of year	$5.37	$7.29	$5.57
Net increase (decrease) in net assets from investment operations
Net investment loss	(0.52)	(0.16)	(0.11)
Net realized and unrealized gain (loss)	18.34	(1.76)	1.83
Net increase (decrease) in net assets resulting from operations	17.82	(1.92)	1.72
Net asset value, end of year	$23.19	$5.37	$7.29
Total return	345.92%	-24.08%	34.92%
Ratios to average net assets:
Net investment loss	-2.59%	-3.00%	-3.00%
Expenses	-2.59%	-3.00%	-3.00%

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the year.

11. Indemnifications

In the normal course of business, the Fund enters into certain contracts that provide a variety of indemnities, including contracts with the Manager and affiliates of the Manager, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Fund. The Fund’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Manager does not consider it necessary to record a liability in this regard.

12. Subsequent Events

On July 2, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund Construction Criteria. As of the end of the day on July 1, 2021, the Fund Components were a basket of 67.4% BTC, 25.4% ETH, 4.3% ADA, 1.0% BCH, 1.0% LTC and 0.9% LINK and each Share represented 0.0004 BTC, 0.0026 ETH, 0.7107 ADA, 0.0005 BCH, 0.0016 LTC, and 0.0105 LINK. The Fund does not generate any income and regularly distributes Fund Components to pay for its ongoing expenses. Therefore, the amount of Fund Components represented by each Share gradually decreases over time.

As of the close of business on September 20, 2021 the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $43,850.37 per BTC, $3,072.52 per ETH, $549.32 per BCH, $160.32 per LTC $24.18 per LINK and $2.11 per ADA.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.