Form 10-Q
period 2021-09-30
Grayscale Digital Large Cap Fund LLC
filed 2021-11-05
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-56284

Grayscale® Digital Large Cap Fund LLC

MANAGED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-1406784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Grayscale Digital Large Cap Fund LLC Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common stock outstanding as of November 1, 2021: 15,867,400

Grayscale® Digital large Cap Fund LLC

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (the “Manager”) and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in Part II, Item 1A. Risk Factors. Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 28.

This Quarterly Report supplements, and where applicable amends, the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended, filed with the Securities and Exchange Commission on September 27, 2021 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2021	June 30, 2021
Assets:
Investments in digital assets, at fair value (cost $124,211 and $112,405 as of September 30, 2021 and June 30, 2021, respectively)	$467,356	$367,308
Total assets	$467,356	$367,308

Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$467,356	$367,308

Net Assets consists of:
Paid-in-capital	$114,568	$113,633
Accumulated net investment loss	(11,006)	(8,173)
Accumulated net realized gain on investments in digital assets	20,649	6,945
Accumulated net change in unrealized appreciation on investments in digital assets	343,145	254,903
	$467,356	$367,308

Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,837,800

Net asset value per Share	$29.45	$23.19

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

September 30, 2021
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	7,083.20275573	$80,170	$308,326	65.97%
Investment in Ethereum	41,481.29718516	18,992	124,128	26.56%
Investment in Bitcoin Cash	7,278.77879099	2,643	3,620	0.77%
Investment in Litecoin	25,349.20617734	1,909	3,843	0.82%
Investment in Chainlink	166,049.79955868	4,902	3,904	0.84%
Investment in Cardano	11,206,826.81832950	15,595	23,535	5.04%
Net assets		$124,211	$467,356	100.00%

June 30, 2021
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	7,340.02142854	$82,598	$255,175	69.47%
Investment in Ethereum	45,287.78133655	20,499	101,625	27.67%
Investment in Bitcoin Cash	7,379.46217362	2,676	3,845	1.05%
Investment in Litecoin	26,184.80079374	1,967	3,707	1.01%
Investment in Chainlink	153,327.61595468	4,665	2,956	0.80%
Net assets		$112,405	$367,308	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2021	2020
Investment income:
Investment income	$-	$-
Expenses:
Manager's Fee, related party	2,833	375
Net investment loss	(2,833)	(375)
Net realized and unrealized gain on investments in digital assets:
Net realized gain on investments in digital assets	13,704	47
Net change in unrealized appreciation on investments in digital assets	88,242	7,860
Net realized and unrealized gain on investments in digital assets	101,946	7,907
Net increase in net assets resulting from operations	$99,113	$7,532

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2021	2020
Increase in net assets from operations:
Net investment loss	$(2,833)	$(375)
Net realized gain on investments in digital assets	13,704	47
Net change in unrealized appreciation on investments in digital assets	88,242	7,860
Net increase in net assets resulting from operations	99,113	7,532
Increase in net assets from capital share transactions:
Shares issued	935	45,934
Net increase in net assets resulting from capital share transactions	935	45,934
Total increase in net assets from operations and capital share transactions	100,048	53,466
Net assets:
Beginning of period	367,308	32,374
End of period	$467,356	$85,840
Change in Shares outstanding:
Shares outstanding at beginning of period	15,837,800	6,029,000
Shares issued	29,600	7,141,200
Net increase in Shares	29,600	7,141,200
Shares outstanding at end of period	15,867,400	13,170,200

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. A digital asset will be eligible for inclusion in the Fund’s portfolio if it satisfies market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Digital assets will be held in the Fund’s portfolio on a market capitalization-weighted basis. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of September 30, 2021, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Bitcoin Cash (“BCH”), Litecoin (“LTC”) Chainlink (“LINK”), and Cardano (“ADA”) (collectively, the “Fund Components”). On a quarterly basis beginning on the first business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), and Grayscale Decentralized Finance Fund LLC (DeFi), each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), and Grayscale Litecoin Trust (LTC).

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

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority (reference number: 1688783). The Fund is registered and regulated as a private fund under the Private Funds Act, 2020 of the Cayman Islands.

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2021 and June 30, 2021 and results of operations for the three months ended September 30, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments in digital assets	$467,356	$-	$467,356	$-
June 30, 2021
Assets
Investments in digital assets	$367,308	$-	$367,308	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	September 30, 2021	June 30, 2021
BTC	Coinbase Pro	$43,529.16	$34,764.81
ETH	Coinbase Pro	$2,992.38	$2,243.98
BCH	Coinbase Pro	$497.46	$520.99
LTC	Coinbase Pro	$151.61	$141.61
LINK[1]	Coinbase Pro	$23.51	$19.28
ADA[2]	Coinbase Pro	$2.10	N/A

[1]

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

[2]

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at July 1, 2020	2,890.95335771	$26,406
BTC contributed	4,668.87490748	61,878
BTC distributed from portfolio rebalancing	(49.26609880)	(4,018)
BTC distributed for Manager's Fee, related party	(170.54073785)	(5,373)
Net change in unrealized appreciation on investment in BTC	-	168,230
Net realized gain on investment in BTC	-	8,052
BTC balance at June 30, 2021	7,340.02142854	255,175
BTC contributed	13.24337963	613
BTC distributed from portfolio rebalancing	(225.33929087)	(7,560)
BTC distributed for Manager's Fee, related party	(44.72276157)	(1,876)
Net change in unrealized appreciation on investment in BTC	-	55,580
Net realized gain on investment in BTC	-	6,394
BTC balance at September 30, 2021	7,083.20275573	$308,326

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at July 1, 2020	16,713.06457809	$3,760
ETH contributed	27,048.35623477	11,956
ETH contributed from portfolio rebalancing	2,541.65341845	2,993
ETH distributed for Manager's Fee, related party	(1,015.29289476)	(1,362)
Net change in unrealized appreciation on investment in ETH	-	83,519
Net realized gain on investment in ETH	-	759
ETH balance at June 30, 2021	45,287.78133655	101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(3,622.13172739)	(7,683)
ETH distributed for Manager's Fee, related party	(261.90951025)	(745)
Net change in unrealized appreciation on investment in ETH	-	24,009
Net realized gain on investment in ETH	-	6,670
ETH balance at September 30, 2021	41,481.29718516	$124,128

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at July 1, 2020	6,697,006.68459600	$1,177
XRP contributed	10,327,653.14534000	2,668
XRP distributed from portfolio rebalancing	(16,838,197.64668600)	(3,875)
XRP distributed for Manager's Fee, related party	(186,462.18325000)	(60)
Net change in unrealized appreciation on investment in XRP	-	1,740
Net realized loss on investment in XRP	-	(1,650)
XRP balance at June 30, 2021	-	-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at July 1, 2020	2,908.94301800	$643
BCH contributed	4,696.88194985	1,185
BCH distributed from portfolio rebalancing	(55.03257309)	(31)
BCH distributed for Manager's Fee, related party	(171.33022114)	(81)
Net change in unrealized appreciation on investment in BCH	-	2,102
Net realized gain on investment in BCH	-	27
BCH balance at June 30, 2021	7,379.46217362	3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(68.33481591)	(33)
BCH distributed for Manager's Fee, related party	(45.95761266)	(26)
Net change in unrealized depreciation on investment in BCH	-	(191)
Net realized gain on investment in BCH	-	17
BCH balance at September 30, 2021	7,278.77879099	$3,620

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at July 1, 2020	9,446.46857963	$388
LTC contributed	15,310.38020958	908
LTC contributed from portfolio rebalancing	2,010.23222215	309
LTC distributed for Manager's Fee, related party	(582.28021762)	(81)
Net change in unrealized appreciation on investment in LTC	-	2,142
Net realized gain on investment in LTC	-	41
LTC balance at June 30, 2021	26,184.80079374	3,707
LTC contributed	47.39510812	8
LTC distributed from portfolio rebalancing	(722.93691458)	(97)
LTC distributed for Manager's Fee, related party	(160.05280994)	(24)
Net change in unrealized appreciation on investment in LTC	-	193
Net realized gain on investment in LTC	-	56
LTC balance at September 30, 2021	25,349.20617734	$3,843

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at July 1, 2020	-	$-
LINK contributed	253.44138473	9
LINK contributed from portfolio rebalancing	154,021.49829970	4,622
LINK distributed for Manager's Fee, related party	(947.32372975)	(30)
Net change in unrealized depreciation on investment in LINK	-	(1,709)
Net realized gain on investment in LINK	-	64
LINK balance at June 30, 2021	153,327.61595468	2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	13,460.14709855	244
LINK distributed for Manager's Fee, related party	(1,048.42482355)	(25)
Net change in unrealized appreciation on investment in LINK	-	711
Net realized gain on investment in LINK	-	10
LINK balance at September 30, 2021	166,049.79955868	$3,904

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at July 1, 2021	-	$-
ADA contributed	20,953.27038208	46
ADA contributed from portfolio rebalancing	11,256,632.53387140	15,129
ADA distributed for Manager's Fee, related party	(70,758.98592400)	(137)
Net change in unrealized appreciation on investment in ADA	-	7,940
Net realized gain on investment in ADA	-	557
ADA balance at September 30, 2021	11,206,826.81832950	$23,535

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

On July 2, 2021, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria. On July 1, 2021, the Fund recognized a realized gain of $11,651,902 in connection with the sale of 225.33929087 BTC, 3,622.13172739 ETH, 68.33481591 BCH and 722.93691458 LTC to purchase 11,256,632.53387140 ADA and 13,460.14709855 LINK.

5. Creations and Redemptions of Shares

At September 30, 2021 and June 30, 2021, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0026 of one ETH, 0.0005 of one BCH, 0.0016 of one LTC, 0.0105 of one LINK and 0.7063 of one ADA at September 30, 2021. Each Share represented approximately 0.0005 of one BTC, 0.0029 of one ETH, 0.0005 of one BCH, 0.0017 of one LTC and 0.0097 of one LINK at June 30, 2021.

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

At this time, the Fund is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act, 2020 of the Cayman Islands. The Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Cayman Islands Monetary Authority and be regulated as a mutual fund under the Mutual Funds Act, 2020 of the Cayman Islands.

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

The Fund has elected to be treated as a corporation for U.S. federal income tax purposes. The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“effectively connected income”) under the U.S. Internal Revenue Code of 1966, as amended (the “Code”) and corresponding tax regulations (e.g., including under Sections 861 through 865). There can, however, be no complete assurance in this regard. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business).

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2021 and June 30, 2021, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2021 or June 30, 2021.

7. Related Parties

The Fund considers the following entities, their directors and employees to be related parties of the Fund: DCG, Genesis, Grayscale, and TradeBlock, Inc. As of September 30, 2021 and June 30, 2021, 1,378,444 and 1,544,850 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. Effective January 1, 2021, the Manager’s Fee was lowered from 3.0% to 2.5%. No Forked Assets have been distributed in payment of the Manager’s Fee during the three months ended September 30, 2021 and 2020.

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

For three months ended September 30, 2021 and 2020, the Fund incurred Manager’s Fees of $2,833,215 and $374,990, respectively. As of September 30, 2021 and June 30, 2021, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three months ended September 30, 2021 and 2020, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

15

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

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the BTC, BCH, ETH, LTC, ADA and LINK networks, are collectively maintained by a decentralized user base.

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

16

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$23.19	$5.37
Net increase in net assets from investment operations:
Net investment loss	(0.18)	(0.05)
Net realized and unrealized gain	6.44	1.20
Net increase in net assets resulting from operations	6.26	1.15
Net asset value, end of period	$29.45	$6.52
Total return	158.08%	116.40%
Ratios to average net assets:
Net investment loss	-2.50%	-3.00%
Expenses	-2.50%	-3.00%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period and has been annualized.

10. Indemnifications

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

11. Subsequent Events

On October 1, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling certain existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund's construction criteria.

As of the end of the day on October 1, 2021, the Fund Components were a basket of 62.19% BTC, 26.08% ETH, 0.73% BCH, 0.77% LTC, 0.82% LINK, 5.11% ADA, 3.24% SOL and 1.06% UNI and each Share represented 0.0004 BTC, 0.0026 ETH, 0.0004 BCH, 0.0015 LTC, 0.0102 LINK, 0.7310 ADA, 0.0067 SOL and 0.0134 UNI. The Fund does not generate any income and regularly distributes Fund Components to pay for its ongoing expenses. Therefore, the amount of Fund Components represented by each Share gradually decreases over time.

As of the close of business on November 1, 2021 the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $61,504.85 per BTC, $4,367.75 per ETH, $588.94 per BCH, $194.52 per LTC $31.35 per LINK, $1.95 per ADA, $204.23 per SOL, and $26.05 per UNI.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report or in Part I, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended.

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

The Fund only receives Fund Components from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. The Authorized Participant, as a related party of the Manager, provides information about the Digital Asset Markets on which it transacts to the Fund. In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•

First, the Fund reviews a list of each Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Fund and the Authorized Participant(s). The Fund or the Authorized Participant does not have access to the Digital Asset Exchange Markets that do not have a BitLicense and has access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

•

Second, the Fund sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and activity of each Fund Component traded on each Digital Asset Market in the trailing twelve months.

•

Third, the Fund then reviews intra-day pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

•

Fourth, the Fund then selects a Digital Asset Market as its principal market for such Fund Component based on the highest market volume, activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Fund, Exchange Markets have the greatest volume and level of activity for the Fund Components. The Fund therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market for each Fund Component. As a result of the analysis, an Exchange Market has been selected as the Fund’s principal market for each Fund Component.

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

Review of Financial Results (unaudited)

Financial Highlights for the three months ended September 30, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended September 30,
	2021	2020
Net realized and unrealized gain on investments in digital assets	$101,946	$7,907
Net increase in net assets resulting from operations	$99,113	$7,532
Net assets	$467,356	$85,840

Net realized and unrealized gain on investments in digital assets for the three months ended September 30, 2021 was $101,946, which includes a realized gain of $13,704 on the transfer of digital assets to pay the Manager’s Fee and net change in unrealized appreciation on investments in digital assets of $88,242. Net increase in net assets resulting from operations was $99,113 for the three months ended September 30, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $2,833. Net assets increased to $467,356 at September 30, 2021, a 27% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 13 BTC, 77 ETH, 13 BCH, 47 LTC, 310 LINK and 20,953 ADA with a total value of $935 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 45 BTC, 262 ETH, 46 BCH, 160 LTC, 1,048 LINK and 70,759 ADA to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended September 30, 2020 was $7,907, which includes a realized gain of $47 on the transfer of digital assets to pay the Manager’s Fee and net change in unrealized appreciation on investments in digital assets of $7,860. Net increase in net assets resulting from operations was $7,532 for the three months ended September 30, 2020, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $375. Net assets increased to $85,840 at September 30, 2020, a 165% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 3,404 BTC, 19,680 ETH, 3,425 BCH, 7,885,955 XRP and 11,123 LTC, with a total value of $45,934 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 28 BTC, 159 ETH, 28 BCH, 63,728 XRP, and 90 LTC to pay the foregoing Manager’s Fee.

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

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Quarterly Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,
	2021	2020
BTC:
Opening balance	7,340	2,891
Creations	13	3,404
Portfolio rebalancing[1,2,3]	(225)	-
Manager's Fee, related party	(45)	(28)
Closing balance	7,083	6,267
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	7,083	6,267
ETH:
Opening balance	45,288	16,713
Creations	77	19,680
Portfolio rebalancing[1,2,3]	(3,622)	-
Manager's Fee, related party	(262)	(159)
Closing balance	41,481	36,234
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	41,481	36,234
XRP:
Opening balance	-	6,697,006
Creations	-	7,885,955
Portfolio rebalancing[1]	-	-
Manager's Fee, related party	-	(63,728)
Closing balance	-	14,519,233
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	-	14,519,233
BCH:
Opening balance	7,380	2,910
Creations	13	3,425
Portfolio rebalancing[1,2,3]	(68)	-
Manager's Fee, related party	(46)	(28)
Closing balance	7,279	6,307
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	7,279	6,307
LTC:
Opening balance	26,185	9,447
Creations	47	11,123
Portfolio rebalancing[1,2,3]	(723)	-
Manager's Fee, related party	(160)	(90)
Closing balance	25,349	20,480
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	25,349	20,480

LINK:
Opening balance	153,328	-
Creations	310	-
Portfolio rebalancing[2,3]	13,460	-
Manager's Fee, related party	(1,048)	-
Closing balance	166,050	-
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	166,050	-
ADA:
Opening balance	-	-
Creations	20,953	-
Portfolio rebalancing[3]	11,256,633	-
Manager's Fee, related party	(70,759)	-
Closing balance	11,206,827	-
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	11,206,827	-
Number of Shares:
Opening balance	15,837,800	6,029,000
Creations	29,600	7,141,200
Closing balance	15,867,400	13,170,200

	As of September 30,
	2021	2020
Prices of digital assets on principal market
BTC	$43,529.16	$10,708.57
ETH	$2,992.38	$355.34
XRP[1]	N/A	$0.24
BCH	$497.46	$225.60
LTC	$151.61	$45.88
LINK[2]	$23.51	N/A
ADA[3]	$2.10	N/A

NAV per Share	$29.45	$6.52

Digital Asset Reference Rates
BTC	$42,937.86	$10,748.51
ETH	$2,954.78	$356.33
XRP[1]	N/A	$0.24
BCH	$492.84	$227.97
LTC	$149.77	$45.90
LINK[2]	$23.64	N/A
ADA[3]	$2.09	N/A

Digital Asset Holdings per Share	$29.08	$6.54

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

(3)

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

As of September 30, 2021, the Fund had a net closing balance with a value of $461,437,185, based on the Digital Asset Reference Rates (non-GAAP methodology). As of September 30, 2021, the Fund had a total market value of $467,355,932, based on the principal market prices.

As of September 30, 2020, the Fund had a net closing balance with a value of $86,152,710, based on the Digital Asset Reference Rates (non-GAAP methodology). As of September 30, 2020, the Fund had a total market value of $85,839,958, based on the principal market prices.

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

The following chart illustrates the movement in the Digital Asset Holdings per Share (non-GAAP) versus the Fund’s GAAP NAV per Share from February 1, 2018 (the first Creation Basket of the Fund) to September 30, 2021.

Movement in the Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (unaudited)
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
February-18
May-18
August-18
November-18
February-19
May-19
August-19
November-19
February-20
May-20
August-20
November-20
February-21
May-21
August-21
Digital Asset Holdings per Share (Non-GAAP)
DLC NAV per Share (GAAP)

Bitcoin

The Digital Asset Reference Rate for Bitcoin is an Index Price for Bitcoin. The following table illustrates the movements in the Index Price for Bitcoin from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the Index Price has ranged from $3,228.07 to $63,357.52, with the straight average being $15,845.05 through September 30, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$7,717.13	$11,510.58	3/5/2018	$5,892.99	6/29/2018	$6,586.74	$6,664.78
Twelve months ended September 30, 2019	$6,613.53	$12,681.53	7/10/2019	$3,228.07	12/14/2018	$8,065.08	$8,065.08
Twelve months ended September 30, 2020	$8,874.05	$12,147.33	8/18/2020	$5,050.07	3/16/2020	$10,748.51	$10,748.51
Twelve months ended September 30, 2021	$37,455.59	$63,357.52	4/14/2021	$10,517.96	10/2/2020	$42,937.86	$42,937.86
February 1, 2018 to September 30, 2021	$15,845.05	$63,357.52	4/14/2021	$3,228.07	12/14/2018	$42,937.86	$42,937.86

 The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the price of Bitcoin has ranged from $3,164.61 to $63,466.92, with the straight average being $15,885.72:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$7,737.60	$11,770.00	2/20/18	$5,879.99	6/29/18	$6,588.01	$6,675.09
Twelve months ended September 30, 2019	$6,637.57	$13,849.81	6/26/19	$3,164.61	12/14/18	$8,283.71	$8,283.71
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/20	$4,950.39	3/16/20	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/21	$10,515.13	10/2/20	$43,529.16	$43,529.16
February 1, 2018 to September 30, 2021	$15,885.72	$63,466.92	4/15/21	$3,164.61	12/14/18	$43,529.16	$43,529.16

Ethereum

The Digital Asset Reference Rate for Ethereum is an Index Price for Ethereum. The following table illustrates the movements in the Index Price for Ethereum from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the Index Price has ranged from $84.31 to $4,190.44, with the straight average being $712.16 through September 30, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$524.98	$1,058.37	2/1/2018	$175.22	9/12/2018	$232.59	$226.56
Twelve months ended September 30, 2019	$179.49	$337.35	6/26/2019	$84.31	12/14/2018	$172.92	$172.92
Twelve months ended September 30, 2020	$222.93	$461.10	9/1/2020	$114.54	3/16/2020	$356.33	$356.33
Twelve months ended September 30, 2021	$1,859.52	$4,190.44	5/12/2021	$338.98	10/7/2020	$2,954.78	$2,954.78
February 1, 2018 to September 30, 2021	$712.16	$4,190.44	5/12/2021	$84.31	12/14/2018	$2,954.78	$2,954.78

The following table illustrates the movements in the Digital Asset Market price of Ethereum, as reported on the Fund’s principal market for Ethereum, from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the price of Ethereum has ranged from $82.34 to $4,089.92, with the straight average being $714.38:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$523.71	$1,013.98	2/1/18	$179.69	9/12/18	$232.47	$222.08
Twelve months ended September 30, 2019	$179.99	$350.76	6/26/19	$82.34	12/14/18	$178.13	$178.13
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/20	$110.29	3/16/20	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/21	$340.17	10/6/20	$2,992.38	$2,992.38
February 1, 2018 to September 30, 2021	$714.38	$4,089.92	5/12/21	$82.34	12/14/18	$2,992.38	$2,992.38

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

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$0.59	$1.12	2/15/2018	$0.26	9/12/2018	$0.54	$0.54
Twelve months ended September 30, 2019	$0.35	$0.57	10/1/2018	$0.24	9/27/2019	$0.25	$0.25
Twelve months ended September 30, 2020	$0.23	$0.33	2/14/2020	$0.14	3/16/2020	$0.24	$0.24
October 1, 2020 to January 3, 2021	$0.36	$0.67	11/25/2020	$0.21	12/30/2020	$0.22	$0.22
February 1, 2018 to January 3, 2021	$0.36	$1.12	2/15/2018	$0.14	3/16/2020	$0.22	$0.22

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021. Since the beginning of the Fund’s operations, the price of XRP has ranged from $0.14 to $1.17, with the straight average being $0.36:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$0.60	$1.17	2/17/18	$0.26	9/11/18	$0.58	$0.54
Twelve months ended September 30, 2019	$0.35	$0.55	10/2/18	$0.24	9/29/19	$0.26	$0.26
Twelve months ended September 30, 2020	$0.23	$0.33	2/14/20	$0.14	3/16/20	$0.24	$0.24
October 1, 2020 to January 3, 2021	$0.36	$0.71	11/24/20	$0.21	12/29/20	$0.23	$0.23
February 1, 2018 to January 3, 2021	$0.36	$1.17	2/17/18	$0.14	3/16/20	$0.23	$0.23

Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See “Item 1. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Bitcoin Cash

The Digital Asset Reference Rate for Bitcoin Cash is an Index Price for Bitcoin Cash. The following table illustrates the movements in the Index Price for Bitcoin Cash from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the Index Price Bitcoin Cash has ranged from $83.82 to $1,646.79, with the straight average being $457.13 through September 30, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$903.60	$1,646.79	5/7/2018	$425.98	9/18/2018	$549.95	$549.95
Twelve months ended September 30, 2019	$282.74	$619.64	11/7/2018	$83.82	12/14/2018	$223.60	$223.60
Twelve months ended September 30, 2020	$259.44	$483.25	2/14/2020	$164.44	3/13/2020	$227.97	$227.97
Twelve months ended September 30, 2021	$533.73	$1,505.55	5/12/2021	$219.49	10/2/2020	$492.84	$492.84
February 1, 2018 to September 30, 2021	$457.13	$1,646.79	5/7/2018	$83.82	12/14/2018	$492.84	$492.84

The following table illustrates the movements in the Digital Asset Market price of Bitcoin Cash, as reported on the Fund’s principal market for Bitcoin Cash, from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the price of Bitcoin Cash has ranged from $76.78 to $1,719.00, with the straight average being $457.89:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$905.45	$1,719.00	5/6/18	$417.62	9/17/18	$530.02	$542.60
Twelve months ended September 30, 2019	$284.83	$611.87	11/7/18	$76.78	12/15/18	$226.36	$226.36
Twelve months ended September 30, 2020	$258.96	$493.09	2/14/20	$168.00	3/16/20	$225.60	$225.60
Twelve months ended September 30, 2021	$533.69	$1,465.48	5/6/21	$217.41	10/2/20	$497.46	$497.46
February 1, 2018 to September 30, 2021	$457.89	$1,719.00	5/6/18	$76.78	12/15/18	$497.46	$497.46

 Litecoin

The Digital Asset Reference Rate for Litecoin is an Index Price for Litecoin. The following table illustrates the movements in the Index Price from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the Index Price for Litecoin has ranged from $22.81 to $391.06, with the straight average being $95.55 through September 30, 2021. The Manager has not observed a material difference between the Index Price for Litecoin and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$115.26	$239.52	2/20/2018	$49.79	9/12/2018	$62.79	$62.79
Twelve months ended September 30, 2019	$66.50	$138.93	6/12/2019	$22.81	12/14/2018	$54.88	$54.88
Twelve months ended September 30, 2020	$50.58	$81.27	2/13/2020	$32.75	3/13/2020	$45.90	$45.90
Twelve months ended September 30, 2021	$156.62	$391.06	5/10/2021	$45.21	10/3/2020	$149.77	$149.77
February 1, 2018 to September 30, 2021	$95.55	$391.06	5/10/2021	$22.81	12/14/2018	$149.77	$149.77

The following table illustrates the movements in the Digital Asset Market price of Litecoin, as reported on the Fund’s principal market for Litecoin, from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2021. Since the beginning of the Fund’s operations, the price of Litecoin has ranged from $22.47 to $371.96, with the straight average being $95.74:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$115.59	$242.51	2/20/18	$51.26	9/11/18	$60.91	$61.70
Twelve months ended September 30, 2019	$66.77	$141.89	6/22/19	$22.47	12/14/18	$55.71	$55.71
Twelve months ended September 30, 2020	$50.69	$82.52	2/14/20	$32.27	3/16/20	$45.88	$45.88
Twelve months ended September 30, 2021	$156.73	$371.96	5/11/21	$44.75	10/2/20	$151.61	$151.61
February 1, 2018 to September 30, 2021	$95.74	$371.96	5/11/21	$22.47	12/14/18	$151.61	$151.61

 Chainlink

The Digital Asset Reference Rate for Chainlink is an Index Price for Chainlink. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on April 2, 2021 to September 30, 2021. Since the token was added to the Fund’s portfolio, the Index Price for Chainlink has ranged from $13.81 to $50.40, with the straight average being $27.55 through September 30, 2021. The Manager has not observed a material difference between the Index Price for Chainlink and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
April 2, 2021 to September 30, 2021	$27.55	$50.40	5/10/2021	$13.81	7/20/2021	$23.64	$23.64

The following table illustrates the movements in the Digital Asset Market price of Chainlink, as reported on the Fund’s principal market for Chainlink, from the addition of the token to the Fund’s portfolio on April 2, 2021 to September 30, 2021. Since the addition of the token to the Fund’s portfolio, the price of Chainlink has ranged from $13.99 to $50.43, with the straight average being $27.58:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 2, 2021 to September 30, 2021	$27.58	$50.43	5/9/21	$13.99	7/20/21	$23.51	$23.51

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink in accordance with the Fund Construction Criteria. See “Item 1. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

 Cardano

The Digital Asset Reference Rate for Cardano is an Index Price for Cardano. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on July 1, 2021 to September 30, 2021. Since the token was added to the Fund’s portfolio, the Index Price for Cardano has ranged from $1.07 to $2.98, with the straight average being $1.93 through September 30, 2021. The Manager has not observed a material difference between the Index Price for Cardano and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.93	$2.98	9/2/2021	$1.07	7/20/2021	$2.09	$2.09

The following table illustrates the movements in the Digital Asset Market price of Cardano, as reported on the Fund’s principal market for Cardano, from the addition of the token to the Fund’s portfolio on July 1, 2021 to September 30, 2021. Since the addition of the token to the Fund’s portfolio, the price of Cardano has ranged from $1.08 to $2.99, with the straight average being $1.94:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.94	$2.99	9/3/21	$1.08	7/20/21	$2.10	$2.10

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano in accordance with the Fund Construction Criteria. See “Item 1. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The LLC Agreement does not authorize the Fund to borrow for payment of the Fund’s ordinary expenses. The Fund does not engage in transactions in foreign currencies which could expose the Fund or holders of Shares to any foreign currency related market risk. The Fund does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Information has been previously included in the Fund’s Current Reports on Form 8-K during the period covered by this report.
b)	Not applicable.
c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

“Chainlink” or “LINK”—A type of digital asset based on an open-source cryptographic protocol existing on the Chainlink network.  Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund Construction Criteria.

“Code” —The U.S. Internal Revenue Code of 1986, as amended.

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

“DCG”—Digital Currency Group, Inc.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Item 1. Business—Investment Objective” in our Annual Report on Form 10-K for a description of the Fund’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The U.S. dollar value on which the Manager’s Fee accrues, as calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K.

“Digital Asset Market”—A Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as a Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing such Digital Asset Network. See “Item 1. Business—Overview of the Digital Asset Industry and Market” in our Annual Report on Form 10-K.

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

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

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

“Fund Accounts”—The Cash Account and the Digital Asset Accounts, collectively.

“Fund Component”—A digital asset designated as such by the Manager in accordance with the policies and procedures set forth in our Annual Report on Form 10-K.

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

“Fund Construction Criteria”—The criteria that a digital asset must meet to be eligible for inclusion in the Fund’s portfolio, which, as of the date of this Quarterly Report, consist of both size and liquidity requirements.

“Fund Documents”—The LLC Agreement and Custodian Agreement, collectively.

“GAAP”—United States generally accepted accounting principles.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only acting Authorized Participant.

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

“Rebalancing Period”—Any period during which the Manager reviews for rebalancing the Fund’s portfolio in accordance with the policies and procedures set forth in our Annual Report on Form 10-K.

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

“Solana” or “SOL”—Solana tokens, which are a type of digital currency based on an open-source cryptographic protocol existing on the Solana network. Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund Construction Criteria.

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

“Uniswap” or “UNI”—A type of digital asset based on an open-source cryptographic protocol existing on the Uniswap network.  Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund Construction Criteria.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)*

Date: November 5, 2021

*	The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.