Form 10-Q
period 2021-12-31
Grayscale Digital Large Cap Fund LLC
filed 2022-02-10
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Number of shares of the registrant’s common stock outstanding as of February 3, 2022: 15,867,400

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

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 37.

This Quarterly Report supplements, and where applicable amends, the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and "Risk Factors" in Exhibit 99.1 to Amendment No. 5 to the Fund's Registration on the Form 10 filed with the Securities and Exchange Commission on February 4, 2022 (the "Information Statement").

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2021	June 30, 2021
Assets:
Investments in digital assets, at fair value (cost $138,316 and $112,405 as of December 31, 2021 and June 30, 2021, respectively)	$496,947	$367,308
Total assets	$496,947	$367,308

Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$496,947	$367,308

Net Assets consists of:
Paid-in-capital	$114,568	$113,633
Accumulated net investment loss	(14,767)	(8,173)
Accumulated net realized gain on investments in digital assets	38,515	6,945
Accumulated net change in unrealized appreciation on investments in digital assets	358,631	254,903
	$496,947	$367,308

Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,837,800

Net asset value per Share	$31.32	$23.19

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

December 31, 2021
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	6,610.22851908	$74,816	$303,197	61.01%
Investment in Ethereum	40,655.39144144	18,614	148,179	29.82%
Investment in Solana	105,349.38459252	14,670	17,725	3.56%
Investment in Cardano	11,527,621.89565470	16,318	14,870	2.99%
Investment in Uniswap	211,992.11863191	4,853	3,568	0.72%
Investment in Litecoin	23,866.04212020	1,797	3,438	0.69%
Investment in Chainlink	160,366.67677714	4,734	3,058	0.62%
Investment in Bitcoin Cash	6,922.33671193	2,514	2,912	0.59%
Net assets		$138,316	$496,947	100.00%

June 30, 2021
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	7,340.02142854	$82,598	$255,175	69.47%
Investment in Ethereum	45,287.78133655	20,499	101,625	27.67%
Investment in Bitcoin Cash	7,379.46217362	2,676	3,845	1.05%
Investment in Litecoin	26,184.80079374	1,967	3,707	1.01%
Investment in Chainlink	153,327.61595468	4,665	2,956	0.80%
Net assets		$112,405	$367,308	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager's Fee, related party	3,761	1,094	6,594	1,469
Net investment loss	(3,761)	(1,094)	(6,594)	(1,469)
Net realized and unrealized gain on investments in digital assets:
Net realized gain on investments in digital assets	17,866	426	31,570	473
Net change in unrealized appreciation on investments in digital assets	15,486	146,286	103,728	154,146
Net realized and unrealized gain on investments in digital assets	33,352	146,712	135,298	154,619
Net increase in net assets resulting from operations	$29,591	$145,618	$128,704	$153,150

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Increase in net assets from operations:
Net investment loss	$(3,761)	$(1,094)	$(6,594)	$(1,469)
Net realized gain on investments in digital assets	17,866	426	31,570	473
Net change in unrealized appreciation on investments in digital assets	15,486	146,286	103,728	154,146
Net increase in net assets resulting from operations	29,591	145,618	128,704	153,150
Increase in net assets from capital share transactions:
Shares issued	-	21,199	935	67,133
Net increase in net assets resulting from capital share transactions	-	21,199	935	67,133
Total increase in net assets from operations and capital share transactions	29,591	166,817	129,639	220,283
Net assets:
Beginning of period	467,356	85,840	367,308	32,374
End of period	$496,947	$252,657	$496,947	$252,657
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	13,170,200	15,837,800	6,029,000
Shares issued	-	2,222,600	29,600	9,363,800
Net increase in Shares	-	2,222,600	29,600	9,363,800
Shares outstanding at end of period	15,867,400	15,392,800	15,867,400	15,392,800

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. A digital asset will be eligible for inclusion in the Fund’s portfolio if it satisfies market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Digital assets will be held in the Fund’s portfolio on a market capitalization-weighted basis. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of December 31, 2021, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Solana ("SOL"), Cardano (“ADA”), Uniswap ("UNI"), Litecoin (“LTC”) Chainlink (“LINK”), and Bitcoin Cash (“BCH”) (collectively, the “Fund Components”). On a quarterly basis beginning on the first business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), and Grayscale Decentralized Finance (DeFi) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), and Grayscale Litecoin Trust (LTC).

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2021 and June 30, 2021 and results of operations for the three and six months ended December 31, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments in digital assets	$496,947	$-	$496,947	$-
June 30, 2021
Assets
Investments in digital assets	$367,308	$-	$367,308	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	December 31, 2021	June 30, 2021
BTC	Coinbase Pro	$45,867.86	$34,764.81
ETH	Coinbase Pro	$3,644.75	$2,243.98
SOL[1]	Coinbase Pro	$168.25	N/A
ADA[2]	Coinbase Pro	$1.29	N/A
UNI[1]	Coinbase Pro	$16.83	N/A
LTC	Coinbase Pro	$144.08	$141.61
LINK[3]	Coinbase Pro	$19.07	$19.28
BCH	Coinbase Pro	$420.63	$520.99

1 Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

2 Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

3 Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at July 1, 2020	2,890.95335771	$26,406
BTC contributed	4,668.87490748	61,878
BTC distributed from portfolio rebalancing	(49.26609880)	(4,018)
BTC distributed for Manager's Fee, related party	(170.54073785)	(5,373)
Net change in unrealized appreciation on investment in BTC	-	168,230
Net realized gain on investment in BTC	-	8,052
BTC balance at June 30, 2021	7,340.02142854	$255,175
BTC contributed	13.24337963	613
BTC distributed from portfolio rebalancing	(656.52708407)	(26,334)
BTC distributed for Manager's Fee, related party	(86.50920502)	(4,214)
Net change in unrealized appreciation on investment in BTC	-	55,804
Net realized gain on investment in BTC	-	22,153
BTC balance at December 31, 2021	6,610.22851908	$303,197

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at July 1, 2020	16,713.06457809	$3,760
ETH contributed	27,048.35623477	11,956
ETH contributed from portfolio rebalancing	2,541.65341845	2,993
ETH distributed for Manager's Fee, related party	(1,015.29289476)	(1,362)
Net change in unrealized appreciation on investment in ETH	-	83,519
Net realized gain on investment in ETH	-	759
ETH balance at June 30, 2021	45,287.78133655	$101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(4,191.03512819)	(9,393)
ETH distributed for Manager's Fee, related party	(518.91185317)	(1,799)
Net change in unrealized appreciation on investment in ETH	-	48,439
Net realized gain on investment in ETH	-	9,055
ETH balance at December 31, 2021	40,655.39144144	$148,179

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at July 1, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	106,015.34887688	14,914
SOL distributed for Manager's Fee, related party	(665.96428436)	(129)
Net change in unrealized appreciation on investment in SOL	-	3,055
Net realized loss on investment in SOL	-	(115)
SOL balance at December 31, 2021	105,349.38459252	$17,725

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at July 1, 2021	-	$-
ADA contributed	20,953.27038208	46
ADA contributed from portfolio rebalancing	11,650,299.27053844	15,959
ADA distributed for Manager's Fee, related party	(143,630.64526582)	(269)
Net change in unrealized depreciation on investment in ADA	-	(1,448)
Net realized gain on investment in ADA	-	582
ADA balance at December 31, 2021	11,527,621.89565470	$14,870

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at July 1, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	213,332.22308637	5,212
UNI distributed for Manager's Fee, related party	(1,340.10445446)	(29)
Net change in unrealized depreciation on investment in UNI	-	(1,285)
Net realized loss on investment in UNI	-	(330)
UNI balance at December 31, 2021	211,992.11863191	$3,568

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at July 1, 2020	9,446.46857963	$388
LTC contributed	15,310.38020958	908
LTC contributed from portfolio rebalancing	2,010.23222215	309
LTC distributed for Manager's Fee, related party	(582.28021762)	(81)
Net change in unrealized appreciation on investment in LTC	-	2,142
Net realized gain on investment in LTC	-	41
LTC balance at June 30, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	8
LTC distributed from portfolio rebalancing	(2,055.23220558)	(300)
LTC distributed for Manager's Fee, related party	(310.92157608)	(53)
Net change in unrealized depreciation on investment in LTC	-	(99)
Net realized gain on investment in LTC	-	175
LTC balance at December 31, 2021	23,866.04212020	$3,438

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at July 1, 2020	-	$-
LINK contributed	253.44138473	9
LINK contributed from portfolio rebalancing	154,021.49829970	4,622
LINK distributed for Manager's Fee, related party	(947.32372975)	(30)
Net change in unrealized depreciation on investment in LINK	-	(1,709)
Net realized gain on investment in LINK	-	64
LINK balance at June 30, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	8,790.77944755	133
LINK distributed for Manager's Fee, related party	(2,062.17995409)	(51)
Net change in unrealized appreciation on investment in LINK	-	33
Net realized loss on investment in LINK	-	(21)
LINK balance at December 31, 2021	160,366.67677714	$3,058

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at July 1, 2020	2,908.94301800	$643
BCH contributed	4,696.88194985	1,185
BCH distributed from portfolio rebalancing	(55.03257309)	(31)
BCH distributed for Manager's Fee, related party	(171.33022114)	(81)
Net change in unrealized appreciation on investment in BCH	-	2,102
Net realized gain on investment in BCH	-	27
BCH balance at June 30, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(381.01746501)	(191)
BCH distributed for Manager's Fee, related party	(89.71704262)	(50)
Net change in unrealized depreciation on investment in BCH	-	(771)
Net realized gain on investment in BCH	-	71
BCH balance at December 31, 2021	6,922.33671193	$2,912

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at July 1, 2020	6,697,006.68459600	$1,177
XRP contributed	10,327,653.14534000	2,668
XRP distributed from portfolio rebalancing	(16,838,197.64668600)	(3,875)
XRP distributed for Manager's Fee, related party	(186,462.18325000)	(60)
Net change in unrealized appreciation on investment in XRP	-	1,740
Net realized loss on investment in XRP	-	(1,650)
XRP balance at June 30, 2021	-	$-

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

On October 1, 2021, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund’s construction criteria. On October 1, 2021, the Fund recognized a realized gain of $14,980,028 in connection with the sale of 431.1877932 BTC, 568.9034008 ETH, 312.6826491 BCH, 1,332.295291 LTC and 4,669.367651 LINK to purchase 393,666.736667 ADA, 106,015.34887688 SOL and 213,332.22308637 UNI.

5. Creations and Redemptions of Shares

At December 31, 2021 and June 30, 2021, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0026 of one ETH, 0.0066 of one SOL, 0.7265 of one ADA, 0.0134 of one UNI, 0.0015 of one LTC, 0.0101 of one LINK, and 0.0004 of one BCH at December 31, 2021. Each Share represented approximately 0.0005 of one BTC, 0.0029 of one ETH, 0.0017 of one LTC, 0.0097 of one LINK, and 0.0005 of one BCH at June 30, 2021.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended December 31, 2021 and June 30, 2021, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2021 or June 30, 2021.

7. Related Parties

The Fund considers the following entities, their directors and employees to be related parties of the Fund: DCG, Genesis, Grayscale, and CoinDesk Indices, Inc. As of December 31, 2021 and June 30, 2021, 1,368,182 and 1,544,850 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. Effective January 1, 2021, the Manager’s Fee was lowered from 3.0% to 2.5%. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and six months ended December 31, 2021 and 2020.

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

For three months ended December 31, 2021 and 2020, the Fund incurred Manager’s Fees of $3,760,774 and $1,095,105, respectively. For six months ended December 31, 2021 and 2020, the Fund incurred Manager’s Fees of $6,593,989 and $1,470,095, respectively. As of December 31, 2021 and June 30, 2021, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and six months ended December 31, 2021 and 2020, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

8. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the prices of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The prices of the Fund Components have a very limited history. During such history, the market prices of such Fund Components have been volatile, and subject to influence by many factors including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global exchanges or vaults, competition from other forms of digital assets or payments services, global or regional political, economic or financial conditions, and other unforeseen market events and situations.

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the BTC, ETH, SOL, ADA, UNI, LTC, LINK, and BCH networks, are collectively maintained by a decentralized user base.

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

As with any computer network, digital asset networks are vulnerable to various kinds of attacks. For example, each digital asset network of the Fund Components, for which it is relevant, is vulnerable to a “51% attack” where, if a malicious actor were to gain control of more than 50% of a network’s hash rate, it would be able to gain full control of the network and the ability to manipulate the relevant blockchains on which the respective Fund Components settle. In May 2019, the Bitcoin Cash network experienced a 51% attack when two mining pools combined their hash rates to reverse a block of transactions that rewarded tokens to an unknown actor who had taken advantage of an unrelated vulnerability in the Bitcoin Cash network. The Fund did not suffer any direct losses as a result of the attack. Although this particular attack could be interpreted as reversing a separate attack on the Bitcoin Cash network, the Bitcoin Cash network may be vulnerable to future 51% attacks that could result in a loss of confidence in the Bitcoin Cash network. Additionally, on September 14, 2021, the Solana network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Solana was added as a Fund Component effective October 1, 2021, therefore the Fund did not suffer any direct losses as a result of the network disruption.

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

9. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Per Share Data:
Net asset value, beginning of period	$29.45	$6.52	$23.19	$5.37
Net increase in net assets from investment operations:
Net investment loss	(0.24)	(0.08)	(0.42)	(0.13)
Net realized and unrealized gain	2.11	9.97	8.55	11.17
Net increase in net assets resulting from operations	1.87	9.89	8.13	11.04
Net asset value, end of period	$31.32	$16.41	$31.32	$16.41
Total return	27.67%	3921.75%	81.52%	845.43%
Ratios to average net assets:
Net investment loss	-2.50%	-3.00%	-2.50%	-3.00%
Expenses	-2.50%	-3.00%	-2.50%	-3.00%

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

11. Subsequent Events

As of the close of business on February 3, 2022 the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $36,363.58 per BTC, $2,583.31 per ETH, $96.77 per SOL, $1.04 per ADA, $10.01 per UNI, $107.13 per LTC, $15.77 per LINK and $272.75 per BCH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report or in Part I, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended June 30, 2021 or other sections of the Information Statement.

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

The Digital Asset Reference Rate of each Fund Component is the price in U.S. dollars of such Fund Component, as determined by reference to (i) a volume-weighted average price in U.S. dollars as of 4:00 p.m., New York time, for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider (an “Indicative Price”) or (ii) the index price in U.S. dollars as of 4:00 p.m., New York time, determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading (an “Index Price”).

Prior to February 1, 2022 and for the periods covered by this report, the Fund valued each Fund Component for operational purposes by reference to an “Old Index Price,” which, for each Fund Component, was the volume-weighted average price in U.S. dollars for a Fund Component as of 4:00 p.m., New York time, for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider and as further cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. The Old Index Prices were calculated using the same methodology as the Index Prices with an additional averaging mechanism overlaid to the price produced resulting in each Old Index Price reflecting an average price for the 24-hour period.

Effective February 1, 2022, the Fund ceased using Old Index Prices for each Fund Component and began valuing the Fund Components for operational purposes by reference to Index Prices. There was no change to the Digital Asset Exchanges selected by the Reference Rate Provider to determine each Index Price or the criteria used to select such Digital Asset Exchanges.

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

Review of Financial Results (unaudited)

Financial Highlights for the three and six months ended December 31, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net realized and unrealized gain on investments in digital assets	$33,352	$146,712	$135,298	$154,619
Net increase in net assets resulting from operations	$29,591	$145,618	$128,704	$153,150
Net assets	$496,947	$252,657	$496,947	$252,657

Net realized and unrealized gain on investments in digital assets for the three months ended December 31, 2021 was $33,352, which includes a realized gain of $17,866 on the transfer of digital assets to pay the Manager’s Fee and quarterly rebalance of Fund Components and net change in unrealized appreciation on investments in digital assets of $15,486. Net increase in net assets resulting from operations was $29,591 for the three months ended December 31, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $3,761. Net assets increased to $496,947 at December 31, 2021, a 6% increase for the three-month period. The increase in net assets resulted primarily from the price appreciation in the BTC and ETH Fund Components during the period, partially offset by the withdrawal of approximately 41 BTC, 257 ETH, 666 SOL, 72,871 ADA, 1,340 UNI, 151 LTC, 1,014 LINK and 44 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended December 31, 2020 was $146,712, which includes a realized gain of $426 on the transfer of digital assets to pay the Manager’s Fee and net change in unrealized appreciation on investments in digital assets of $146,286. Net increase in net assets resulting from operations was $145,618 for the three months ended December 31, 2020, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,094. Net assets increased to $252,657 at December 31, 2020, a 194% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 1,054 BTC, 6,094 ETH, 1,061 BCH, 2,441,699 XRP, and 3,443 LTC with a total value of $21,199 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 51 BTC, 298 ETH, 52 BCH, 119,274 XRP and 167 LTC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the six months ended December 31, 2021 was $135,298, which includes a realized gain of $31,570 on the transfer of digital assets to pay the Manager’s Fee and quarterly rebalances of Fund Components and net change in unrealized appreciation on investments in digital assets of $103,728. Net increase in net assets resulting from operations was $128,704 for the six months ended December 31, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $6,594. Net assets increased to $496,947 at December 31, 2021, a 35% increase for the six-month period. The increase in net assets resulted from the contribution of approximately 13 BTC, 77 ETH, 13 BCH, 47 LTC, 310 LINK and 20,953 ADA with a total value of $935 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 86 BTC, 519 ETH, 666 SOL, 143,630 ADA, 1,340 UNI, 311 LTC, 2,062 LINK and 90 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the six months ended December 31, 2020 was $154,619, which includes a realized gain of $473 on the transfer of digital assets to pay the Manager’s Fee and net change in unrealized appreciation on investments in digital assets of $154,146. Net increase in net assets resulting from operations was $153,150 for the six months ended December 31, 2020, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,469. Net assets increased to $252,657 at December 31, 2020, a 680% increase for the six-month period. The increase in net assets resulted from the contribution of approximately 4,458 BTC, 25,774 ETH, 4,486 BCH, 10,327,654 XRP and 14,566 LTC, with a total value of $67,133 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 79 BTC, 457 ETH, 80 BCH, 183,002 XRP and 257 LTC to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
BTC:
Opening balance	7,083	6,267	7,340	2,891
Creations	-	1,054	13	4,458
Portfolio rebalancing[1,2,3]	(432)	-	(657)	-
Manager's Fee, related party	(41)	(51)	(86)	(79)
Closing balance	6,610	7,270	6,610	7,270
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	6,610	7,270	6,610	7,270

ETH:
Opening balance	41,481	36,234	45,288	16,713
Creations	-	6,094	77	25,774
Portfolio rebalancing[1,2,3]	(569)	-	(4,191)	-
Manager's Fee, related party	(257)	(298)	(519)	(457)
Closing balance	40,655	42,030	40,655	42,030
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	40,655	42,030	40,655	42,030

SOL:
Opening balance	-	-	-	-
Creations	-	-	-	-
Portfolio rebalancing[1]	106,015	-	106,015	-
Manager's Fee, related party	(666)	-	(666)	-
Closing balance	105,349	-	105,349	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	105,349	-	105,349	-

ADA:
Opening balance	11,206,827	-	-	-
Creations	-	-	20,953	-
Portfolio rebalancing[1,2]	393,666	-	11,650,299	-
Manager's Fee, related party	(72,871)	-	(143,630)	-
Closing balance	11,527,622	-	11,527,622	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	11,527,622	-	11,527,622	-

UNI:
Opening balance	-	-	-	-
Creations	-	-	-	-
Portfolio rebalancing[1]	213,332	-	213,332	-
Manager's Fee, related party	(1,340)	-	(1,340)	-
Closing balance	211,992	-	211,992	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	211,992	-	211,992	-

LTC:
Opening balance	25,349	20,480	26,185	9,447
Creations	-	3,443	47	14,566
Portfolio rebalancing[1,2,3]	(1,332)	-	(2,055)	-
Manager's Fee, related party	(151)	(167)	(311)	(257)
Closing balance	23,866	23,756	23,866	23,756
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	23,866	23,756	23,866	23,756

LINK:
Opening balance	166,050	-	153,328	-
Creations	-	-	310	-
Portfolio rebalancing[1,2,3]	(4,669)	-	8,791	-
Manager's Fee, related party	(1,014)	-	(2,062)	-
Closing balance	160,367	-	160,367	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	160,367	-	160,367	-

BCH:
Opening balance	7,279	6,307	7,380	2,910
Creations	-	1,061	13	4,486
Portfolio rebalancing[1,2,3]	(313)	-	(381)	-
Manager's Fee, related party	(44)	(52)	(90)	(80)
Closing balance	6,922	7,316	6,922	7,316
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	6,922	7,316	6,922	7,316

XRP:
Opening balance	-	14,519,233	-	6,697,006
Creations	-	2,441,699	-	10,327,654
Portfolio rebalancing[4]	-	-	-	-
Manager's Fee, related party	-	(119,274)	-	(183,002)
Closing balance	-	16,841,658	-	16,841,658
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	-	16,841,658	-	16,841,658

Number of Shares:
Opening balance	15,867,400	13,170,200	15,837,800	6,029,000
Creations	-	2,222,600	29,600	9,363,800
Closing balance	15,867,400	15,392,800	15,867,400	15,392,800

	As of December 31,
	2021	2020
Prices of digital assets on principal market
BTC	$45,867.86	$29,185.05
ETH	$3,644.75	$744.99
SOL[1]	$168.25	N/A
ADA[2]	$1.29	N/A
UNI[1]	$16.83	N/A
LTC	$144.08	$124.49
LINK[3]	$19.07	N/A
BCH	$420.63	$341.98
XRP[4]	N/A	$0.22

NAV per Share	$31.32	$16.41

Digital Asset Reference Rates based on the Old Index Prices[5]
BTC	$47,172.21	$28,788.57
ETH	$3,730.30	$740.77
SOL[1]	$172.57	N/A
ADA[2]	$1.34	N/A
UNI[1]	$17.80	N/A
LTC	$148.49	$126.00
LINK[3]	$19.90	N/A
BCH	$430.21	$349.11
XRP[4]	N/A	$0.22

Digital Asset Holdings per Share based on the Old Index Prices[5]	$32.18	$16.22

(1)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund Construction Criteria.
(2)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s Construction Criteria.
(3)
Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s Construction Criteria.
(4)
Effective January 4, 2021, the Fund removed XRP from the Fund's portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings.
(5)
Prior to February 1, 2022 and for the periods covered by this report, the Digital Asset Reference Rate for each Fund Component was an Old Index Price. Each Old Index Price was calculated using non-GAAP methodology and was not used in the Fund’s financial statements. Effective February 1, 2022, the Digital Asset Reference Rate for each Fund Component is an Index Price. See “—Historical Fund Component Prices” for further information on the Trust's Digital Asset Holdings and Digital Asset Holdings per Share calculated using the Index Price.

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

As of December 31, 2021, the Fund had a net closing balance with a value of $510,589,735, based on the Old Index Prices (non-GAAP methodology). As of December 31, 2021, the Fund had a total market value of $496,947,824, based on the principal market prices.

As of December 31, 2020, the Fund had a net closing balance with a value of $249,618,828, based on the Old Index Prices (non-GAAP methodology). As of December 31, 2020, the Fund had a total market value of $252,656,850, based on the principal market prices.

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

For the period from January 1, 2019 to December 31, 2021, the average difference in Digital Asset Holdings of the Fund as calculated using the Old Index Price and the Index Price of each Fund Component was 0.31%.

The following chart illustrates the movement in the Fund's Digital Asset Holdings per Share based on the Old Index Price and the Index Price of each Fund Component and the Fund's net asset value per share as calculated in accordance with GAAP from February 1, 2018 to December 31, 2021.

Bitcoin

The Digital Asset Reference Rate for Bitcoin has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Bitcoin. The following table illustrates the movements in the Old Index Price for Bitcoin from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Old Index Price has ranged from $3,228.07 to $67,397.98, with the straight average being $18,418.11. The Manager has not observed a material difference between the Old Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$7,012.97	$11,510.58	3/5/18	$3,228.07	12/14/18	$3,760.46	$3,760.46
Twelve months ended December 31, 2019	$7,319.77	$12,681.53	7/10/19	$3,365.98	2/7/19	$7,200.71	$7,200.71
Twelve months ended December 31, 2020	$11,074.72	$28,788.57	12/31/20	$5,050.07	3/16/20	$28,788.57	$28,788.57
Twelve months ended December 31, 2021	$47,316.42	$67,397.98	11/9/21	$29,235.54	1/1/21	$47,172.21	$47,172.21
February 1, 2018 to December 31, 2021	$18,418.11	$67,397.98	11/9/21	$3,228.07	12/14/18	$47,172.21	$47,172.21

The following table illustrates the movements in the Index Price for Bitcoin from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Index Price has ranged from $3,164.99 to $67,352.59, with the straight average being $18,463.24. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$7,021.76	$11,740.56	2/20/18	$3,164.99	12/14/18	$3,679.42	$3,679.42
Twelve months ended December 31, 2019	$7,355.63	$13,838.57	6/26/19	$3,358.99	2/7/19	$7,144.93	$7,144.93
Twelve months ended December 31, 2020	$11,103.62	$29,185.50	12/31/20	$4,941.00	3/16/20	$29,185.50	$29,185.50
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/21	$29,311.80	1/1/21	$45,869.35	$45,869.35
February 1, 2018 to December 31, 2021	$18,463.24	$67,352.59	11/9/21	$3,164.99	12/14/18	$45,869.35	$45,869.35

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the price of Bitcoin has ranged from $3,164.61 to $67,371.70, with the straight average being $18,463.32:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$7,021.08	$11,770.00	2/20/18	$3,164.61	12/14/18	$3,679.42	$3,679.42
Twelve months ended December 31, 2019	$7,356.06	$13,849.81	6/26/19	$3,358.79	2/7/19	$7,145.00	$7,145.00
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/20	$4,950.39	3/16/20	$29,185.05	$29,185.05
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/21	$29,295.98	1/1/21	$45,867.86	$45,867.86
February 1, 2018 to December 31, 2021	$18,463.32	$67,371.70	11/9/21	$3,164.61	12/14/18	$45,867.86	$45,867.86

Ethereum

The Digital Asset Reference Rate for Ethereum has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Ethereum. The following table illustrates the movements in the Old Index Price for Ethereum from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Old Index Price has ranged from $84.31 to $4,790.65, with the straight average being $929.15 through December 31, 2021. The Manager has not observed a material difference between the Old Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$424.63	$1,058.37	2/1/18	$84.31	12/14/18	$135.07	$135.07
Twelve months ended December 31, 2019	$179.99	$337.35	6/26/19	$102.74	2/6/19	$130.35	$130.35
Twelve months ended December 31, 2020	$305.79	$740.77	12/31/20	$114.54	3/16/20	$740.77	$740.77
Twelve months ended December 31, 2021	$2,765.04	$4,790.65	11/9/21	$737.16	1/1/21	$3,730.30	$3,730.30
February 1, 2018 to December 31, 2021	$929.15	$4,790.65	11/9/21	$84.31	12/14/18	$3,730.30	$3,730.30

The following table illustrates the movements in the Index Price for Ethereum from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $932.14 through December 31, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$423.69	$1,015.13	2/1/18	$82.41	12/14/18	$130.84	$130.84
Twelve months ended December 31, 2019	$180.52	$350.60	6/26/19	$102.84	2/6/19	$127.84	$127.84
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/20	$109.83	3/16/20	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/21	$731.87	1/1/21	$3,644.98	$3,644.98
February 1, 2018 to December 31, 2021	$932.14	$4,776.32	11/9/21	$82.41	12/14/18	$3,644.98	$3,644.98

The following table illustrates the movements in the Digital Asset Market price of Ethereum, as reported on the Fund’s principal market for Ethereum, from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the price of Ethereum has ranged from $82.34 to $4,776.95, with the straight average being $932.15:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$423.65	$1,013.98	2/1/18	$82.34	12/14/18	$130.90	$130.90
Twelve months ended December 31, 2019	$180.54	$350.76	6/26/19	$102.88	2/6/19	$127.86	$127.86
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/20	$110.29	3/16/20	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/21	$731.87	1/1/21	$3,644.75	$3,644.75
February 1, 2018 to December 31, 2021	$932.15	$4,776.95	11/9/21	$82.34	12/14/18	$3,644.75	$3,644.75

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Solana has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Solana. The following table illustrates the movements in the Old Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Old Index Price for Solana has ranged from $145.26 to $253.51 with the straight average being $192.98 through December 31, 2021. The Manager has not observed a material difference between the Old Index Price for Solana and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$192.98	$253.51	11/7/21	$145.26	10/12/21	$172.57	$172.57

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Index Price for Solana has ranged from $141.71 to $254.78 with the straight average being $193.72 through December 31, 2021. The Manager has not observed a material difference between the Index Price for Solana and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.72	$254.78	11/6/21	$141.71	10/11/21	$168.22	$168.22

The following table illustrates the movements in the Digital Asset Market price of Solana, as reported on the Fund’s principal market for Solana, from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2021. Since the addition of the token to the Fund’s portfolio, the price of Solana has ranged from $141.68 to $254.44 with the straight average being $193.73:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.73	$254.44	11/6/21	$141.68	10/11/21	$168.25	$168.25

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Cardano has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Cardano. The following table illustrates the movements in the Old Index Price from the addition of the token to the Fund’s portfolio on July 1, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Old Index Price for Cardano has ranged from $1.07 to $2.98, with the straight average being $1.87 through December 31, 2021. The Manager has not observed a material difference between the Old Index Price for Cardano and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.98	9/2/21	$1.07	7/20/21	$1.34	$1.34

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on July 1, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Index Price for Cardano has ranged from $1.08 to $2.99, with the straight average being $1.87 through December 31, 2021. The Manager has not observed a material difference between the Index Price for Cardano and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/21	$1.08	7/20/21	$1.29	$1.29

The following table illustrates the movements in the Digital Asset Market price of Cardano, as reported on the Fund’s principal market for Cardano, from the addition of the token to the Fund’s portfolio on July 1, 2021 to December 31, 2021. Since the addition of the token to the Fund’s portfolio, the price of Cardano has ranged from $1.08 to $2.99, with the straight average being $1.87:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/21	$1.08	7/20/21	$1.29	$1.29

Uniswap

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Uniswap in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Uniswap has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Uniswap. The following table illustrates the movements in the Old Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Old Index Price for Uniswap has ranged from $14.32 to $27.37 with the straight average being $21.90 through December 31, 2021. The Manager has not observed a material difference between the Old Index Price for Uniswap and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$21.90	$27.37	10/26/21	$14.32	12/17/21	$17.80	$17.80

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Index Price for Uniswap has ranged from $14.05 to $27.67 with the straight average being $21.90 through December 31, 2021. The Manager has not observed a material difference between the Index Price for Uniswap and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$21.90	$27.67	10/26/21	$14.05	12/13/21	$16.82	$16.82

The following table illustrates the movements in the Digital Asset Market price of Uniswap, as reported on the Fund’s principal market for Uniswap, from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2021. Since the addition of the token to the Fund’s portfolio, the price of Uniswap has ranged from $14.05 to $27.69 with the straight average being $21.90:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$21.90	$27.69	10/26/21	$14.05	12/13/21	$16.83	$16.83

Litecoin

The Digital Asset Reference Rate for Litecoin has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Litecoin. The following table illustrates the movements in the Old Index Price from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Old Index Price for Litecoin has ranged from $22.81 to $391.06, with the straight average being $101.48 through December 31, 2021. The Manager has not observed a material difference between the Old Index Price for Litecoin and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$95.00	$239.52	2/20/18	$22.81	12/14/18	$30.69	$30.69
Twelve months ended December 31, 2019	$68.88	$138.93	6/12/19	$30.64	1/29/19	$41.77	$41.77
Twelve months ended December 31, 2020	$56.01	$132.00	12/27/20	$32.75	3/13/20	$126.00	$126.00
Twelve months ended December 31, 2021	$185.60	$391.06	5/10/21	$108.07	7/20/21	$148.49	$148.49
February 1, 2018 to December 31, 2021	$101.48	$391.06	5/10/21	$22.81	12/14/18	$148.49	$148.49

The following table illustrates the movements in the Index Price from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Index Price for Litecoin has ranged from $22.48 to $371.71, with the straight average being $101.68 through December 31, 2021. The Manager has not observed a material difference between the Index Price for Litecoin and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$95.17	$242.54	2/20/18	$22.48	12/14/18	$29.87	$29.87
Twelve months ended December 31, 2019	$69.24	$142.00	6/22/19	$29.96	1/13/19	$40.99	$40.99
Twelve months ended December 31, 2020	$56.14	$133.63	12/26/20	$32.16	3/16/20	$124.33	$124.33
Twelve months ended December 31, 2021	$185.76	$371.71	5/11/21	$108.80	7/20/21	$144.08	$144.08
February 1, 2018 to December 31, 2021	$101.68	$371.71	5/11/21	$22.48	12/14/18	$144.08	$144.08

The following table illustrates the movements in the Digital Asset Market price of Litecoin, as reported on the Fund’s principal market for Litecoin, from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the price of Litecoin has ranged from $22.47 to $371.96, with the straight average being $101.69:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$95.19	$242.51	2/20/18	$22.47	12/14/18	$29.86	$29.86
Twelve months ended December 31, 2019	$69.24	$141.89	6/22/19	$29.93	1/13/19	$41.01	$41.01
Twelve months ended December 31, 2020	$56.14	$133.64	12/26/20	$32.27	3/16/20	$124.49	$124.49
Twelve months ended December 31, 2021	$185.77	$371.96	5/11/21	$108.83	7/20/21	$144.08	$144.08
February 1, 2018 to December 31, 2021	$101.69	$371.96	5/11/21	$22.47	12/14/18	$144.08	$144.08

Chainlink

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Chainlink has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Chainlink. The following table illustrates the movements in the Old Index Price from the addition of the token to the Fund’s portfolio on April 2, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Old Index Price for Chainlink has ranged from $13.81 to $50.40, with the straight average being $27.05 through December 31, 2021. The Manager has not observed a material difference between the Old Index Price for Chainlink and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
April 2, 2021 to December 31, 2021	$27.05	$50.40	5/10/21	$13.81	7/20/21	$19.90	$19.90

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on April 2, 2021 to December 31, 2021. Since the token was added to the Fund’s portfolio, the Index Price for Chainlink has ranged from $13.99 to $50.54, with the straight average being $27.07 through December 31, 2021. The Manager has not observed a material difference between the Index Price for Chainlink and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
April 2, 2021 to December 31, 2021	$27.07	$50.54	5/9/21	$13.99	7/20/21	$19.07	$19.07

The following table illustrates the movements in the Digital Asset Market price of Chainlink, as reported on the Fund’s principal market for Chainlink, from the addition of the token to the Fund’s portfolio on April 2, 2021 to December 31, 2021. Since the addition of the token to the Fund’s portfolio, the price of Chainlink has ranged from $13.99 to $50.43, with the straight average being $27.06:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 2, 2021 to December 31, 2021	$27.06	$50.43	5/9/21	$13.99	7/20/21	$19.07	$19.07

Bitcoin Cash

The Digital Asset Reference Rate for Bitcoin Cash has historically been an Old Index Price and, effective February 1, 2022, is an Index Price for Bitcoin Cash. The following table illustrates the movements in the Old Index Price for Bitcoin Cash from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Old Index Price Bitcoin Cash has ranged from $83.82 to $1,646.79, with the straight average being $463.34 through December 31, 2021. The Manager has not observed a material difference between the Old Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$744.47	$1,646.79	5/7/18	$83.82	12/14/18	$156.50	$156.50
Twelve months ended December 31, 2019	$258.61	$493.90	6/26/19	$109.36	1/29/19	$207.45	$207.45
Twelve months ended December 31, 2020	$270.26	$483.25	2/14/20	$164.44	3/13/20	$349.11	$349.11
Twelve months ended December 31, 2021	$604.43	$1,505.55	5/12/21	$345.83	1/1/21	$430.21	$430.21
February 1, 2018 to December 31, 2021	$463.34	$1,646.79	5/7/18	$83.82	12/14/18	$430.21	$430.21

The following table illustrates the movements in the Index Price for Bitcoin Cash from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the Index Price Bitcoin Cash has ranged from $76.92 to $1,714.45, with the straight average being $463.55 through December 31, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$744.63	$1,714.45	5/6/18	$76.92	12/15/18	$149.42	$149.42
Twelve months ended December 31, 2019	$259.79	$504.57	6/26/19	$109.25	1/28/19	$201.84	$201.84
Twelve months ended December 31, 2020	$269.73	$493.55	2/14/20	$167.84	3/16/20	$341.86	$341.86
Twelve months ended December 31, 2021	$604.46	$1,465.90	5/6/21	$340.21	1/1/21	$420.55	$420.55
February 1, 2018 to December 31, 2021	$463.55	$1,714.45	5/6/18	$76.92	12/15/18	$420.55	$420.55

The following table illustrates the movements in the Digital Asset Market price of Bitcoin Cash, as reported on the Fund’s principal market for Bitcoin Cash, from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2021. Since the beginning of the Fund’s operations, the price of Bitcoin Cash has ranged from $76.78 to $1,719.00, with the straight average being $464.12:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$746.80	$1,719.00	5/6/18	$76.78	12/15/18	$149.40	$149.40
Twelve months ended December 31, 2019	$259.88	$505.37	6/26/19	$109.31	1/28/19	$202.00	$202.00
Twelve months ended December 31, 2020	$269.71	$493.09	2/14/20	$168.00	3/16/20	$341.98	$341.98
Twelve months ended December 31, 2021	$604.64	$1,465.48	5/6/21	$340.17	1/1/21	$420.63	$420.63
February 1, 2018 to December 31, 2021	$464.12	$1,719.00	5/6/18	$76.78	12/15/18	$420.63	$420.63

XRP

Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See Note 4 to the Unaudited Financial Statements – Portfolio Rebalancing for a description of the portfolio rebalancing.

Prior to XRP’s removal, the Digital Asset Reference Rate for XRP was an Old Index Price. The following table illustrates the movements in the Old Index Price for XRP from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021. Since the beginning of the Fund’s operations, the Old Index Price for XRP has ranged from $0.14 to $1.12, with the straight average being $0.36 through January 3, 2021. The Manager has not observed a material difference between the Old Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$0.55	$1.12	2/15/18	$0.26	9/12/18	$0.36	$0.36
Twelve months ended December 31, 2019	$0.31	$0.48	6/26/19	$0.19	12/18/19	$0.19	$0.19
Twelve months ended December 31, 2020	$0.26	$0.67	11/25/20	$0.14	3/16/20	$0.22	$0.22
January 1, 2021 to January 3, 2021	$0.23	$0.23	1/1/21	$0.22	1/3/21	$0.22	$0.22
February 1, 2018 to January 3, 2021	$0.36	$1.12	2/15/18	$0.14	3/16/20	$0.22	$0.22

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021. Since the beginning of the Fund’s operations, the price of XRP has ranged from $0.14 to $1.17, with the straight average being $0.36:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$0.55	$1.17	2/17/18	$0.26	9/11/18	$0.35	$0.35
Twelve months ended December 31, 2019	$0.31	$0.48	6/26/19	$0.18	12/17/19	$0.19	$0.19
Twelve months ended December 31, 2020	$0.26	$0.71	11/24/20	$0.14	3/16/20	$0.22	$0.22
January 1, 2021 to January 3, 2021	$0.23	$0.24	1/1/21	$0.22	1/2/21	$0.23	$0.23
February 1, 2018 to January 3, 2021	$0.36	$1.17	2/17/18	$0.14	3/16/20	$0.23	$0.23

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share based on the Index Prices and the Old Index Prices.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share based on the Index Prices and the Old Index Prices.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, as supplemented by the risk factor included in our current report on Form 8-K filed with the SEC on February 4, 2022.

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

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 .

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

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

“Digital Asset Reference Rate”—With respect to any Fund Component (and, if possible, each Forked Asset) as of any business day, the volume-weighted average price in U.S. dollars of such Fund Component (and, if possible, each Forked Asset), as determined by reference to the Index Price or an Indicative Price reported by CoinDesk Indices, Inc. for such Fund Component (and, if possible, each Forked Asset) as of 4:00 p.m., New York time, on any business day.

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

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Reference Rate Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Exchanges trading digital assets selected by the Reference Rate Provider for calculation of the Digital Asset Reference Rates.

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

“Old Index Price”—The volume-weighted average price of a Fund Component calculated as of 4:00 p.m., New York time, for the immediately preceding 24-hour period, derived from the selected Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider on such trade date.

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

“Reference Rate Provider”—CoinDesk Indices, Inc., formerly known as TradeBlock, Inc., a Delaware corporation that publishes the Digital Asset Reference Rates. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Manager and the Fund and is considered a related party of the Fund.

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

Grayscale Investments, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: February 10, 2022

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.