Form 10-Q
period 2022-03-31
Grayscale Digital Large Cap Fund LLC
filed 2022-05-06
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of Shares of the registrant outstanding as of May 2, 2022: 15,867,400

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 34.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2022	June 30, 2021
Assets:
Investments in digital assets, at fair value (cost $137,466 and $112,405 as of March 31, 2022 and June 30, 2021, respectively)	$468,890	$367,308
Total assets	$468,890	$367,308

Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$468,890	$367,308

Net Assets consists of:
Paid-in-capital	$114,568	$113,633
Accumulated net investment loss	(17,389)	(8,173)
Accumulated net realized gain on investments in digital assets	40,287	6,945
Accumulated net change in unrealized appreciation on investments in digital assets	331,424	254,903
	$468,890	$367,308

Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,837,800

Net asset value per Share	$29.55	$23.19

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

March 31, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	6,569.60448350	$74,357	$299,545	63.88%
Investment in Ethereum	40,405.53834439	18,499	132,699	28.30%
Investment in Solana	104,701.94598531	14,580	12,875	2.76%
Investment in Cardano	11,456,777.36729540	16,218	13,175	2.81%
Investment in Uniswap	210,689.29296703	4,823	2,366	0.50%
Investment in Litecoin	23,719.37019487	1,786	2,947	0.63%
Investment in Chainlink	159,381.12210823	4,705	2,687	0.57%
Investment in Bitcoin Cash	6,879.79457409	2,498	2,596	0.55%
Net assets		$137,466	$468,890	100.00%

June 30, 2021
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	7,340.02142854	$82,598	$255,175	69.47%
Investment in Ethereum	45,287.78133655	20,499	101,625	27.67%
Investment in Bitcoin Cash	7,379.46217362	2,676	3,845	1.05%
Investment in Litecoin	26,184.80079374	1,967	3,707	1.01%
Investment in Chainlink	153,327.61595468	4,665	2,956	0.80%
Net assets		$112,405	$367,308	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager's Fee, related party	2,622	2,549	9,216	4,018
Net investment loss	(2,622)	(2,549)	(9,216)	(4,018)
Net realized and unrealized (loss) gain on investments in digital assets:
Net realized gain on investments in digital assets	1,772	152	33,342	625
Net change in unrealized (depreciation) appreciation on investments in digital assets	(27,207)	271,256	76,521	425,402
Net realized and unrealized (loss) gain on investments in digital assets	(25,435)	271,408	109,863	426,027
Net (decrease) increase in net assets resulting from operations	$(28,057)	$268,859	$100,647	$422,009

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
(Decrease) increase in net assets from operations:
Net investment loss	$(2,622)	$(2,549)	$(9,216)	$(4,018)
Net realized gain on investments in digital assets	1,772	152	33,342	625
Net change in unrealized (depreciation) appreciation on investments in digital assets	(27,207)	271,256	76,521	425,402
Net (decrease) increase in net assets resulting from operations	(28,057)	268,859	100,647	422,009
Increase in net assets from capital share transactions:
Shares issued	-	10,655	935	77,788
Net increase in net assets resulting from capital share transactions	-	10,655	935	77,788
Total (decrease) increase in net assets from operations and capital share transactions	(28,057)	279,514	101,582	499,797
Net assets:
Beginning of period	496,947	252,657	367,308	32,374
End of period	$468,890	$532,171	$468,890	$532,171
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,392,800	15,837,800	6,029,000
Shares issued	-	418,900	29,600	9,782,700
Net increase in Shares	-	418,900	29,600	9,782,700
Shares outstanding at end of period	15,867,400	15,811,700	15,867,400	15,811,700

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. A digital asset will be eligible for inclusion in the Fund’s portfolio if it satisfies market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Digital assets will be held in the Fund’s portfolio on a market capitalization-weighted basis. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of March 31, 2022, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Solana ("SOL"), Cardano (“ADA”), Uniswap ("UNI"), Litecoin (“LTC”) Chainlink (“LINK”), and Bitcoin Cash (“BCH”) (collectively, the “Fund Components”). On a quarterly basis beginning on the first business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), and Grayscale Litecoin Trust (LTC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022 and June 30, 2021 and results of operations for the three and nine months ended March 31, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investment in Bitcoin	$299,545	$299,545	$-	$-
Investment in Ethereum	132,699	132,699	-	-
Investment in Solana	12,875	-	12,875	-
Investment in Cardano	13,175	13,175	-	-
Investment in Uniswap	2,366	2,366	-	-
Investment in Litecoin	2,947	2,947	-	-
Investment in Chainlink	2,687	2,687	-	-
Investment in Bitcoin Cash	2,596	2,596	-	-
	$468,890	$456,015	$12,875	$-
June 30, 2021
Assets
Investment in Bitcoin	$255,175	$-	$255,175	$-
Investment in Ethereum	101,625	-	101,625	-
Investment in Bitcoin Cash	3,845	-	3,845	-
Investment in Litecoin	3,707	-	3,707	-
Investment in Chainlink	2,956	-	2,956	-
	$367,308	$-	$367,308	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	March 31, 2022	June 30, 2021
BTC	Coinbase Pro	$45,595.55	$34,764.81
ETH	Coinbase Pro	$3,284.17	$2,243.98
SOL[1]	Coinbase Pro	$122.97	N/A
ADA[2]	Coinbase Pro	$1.15	N/A
UNI[1]	Coinbase Pro	$11.23	N/A
LTC	Coinbase Pro	$124.25	$141.61
LINK[3]	Coinbase Pro	$16.86	$19.28
BCH	Coinbase Pro	$377.34	$520.99

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

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at July 1, 2020	2,890.95335771	$26,406
BTC contributed	4,668.87490748	61,878
BTC distributed from portfolio rebalancing	(49.26609880)	(4,018)
BTC distributed for Manager's Fee, related party	(170.54073785)	(5,373)
Net change in unrealized appreciation on investment in BTC	-	168,230
Net realized gain on investment in BTC	-	8,052
BTC balance at June 30, 2021	7,340.02142854	$255,175
BTC contributed	13.24337963	613
BTC distributed from portfolio rebalancing	(656.52708407)	(26,334)
BTC distributed for Manager's Fee, related party	(127.13324060)	(5,892)
Net change in unrealized appreciation on investment in BTC	-	52,611
Net realized gain on investment in BTC	-	23,372
BTC balance at March 31, 2022	6,569.60448350	$299,545

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at July 1, 2020	16,713.06457809	$3,760
ETH contributed	27,048.35623477	11,956
ETH contributed from portfolio rebalancing	2,541.65341845	2,993
ETH distributed for Manager's Fee, related party	(1,015.29289476)	(1,362)
Net change in unrealized appreciation on investment in ETH	-	83,519
Net realized gain on investment in ETH	-	759
ETH balance at June 30, 2021	45,287.78133655	$101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(4,191.03512819)	(9,393)
ETH distributed for Manager's Fee, related party	(768.76495022)	(2,533)
Net change in unrealized appreciation on investment in ETH	-	33,074
Net realized gain on investment in ETH	-	9,674
ETH balance at March 31, 2022	40,405.53834439	$132,699

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at July 1, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	106,015.34887688	14,914
SOL distributed for Manager's Fee, related party	(1,313.40289157)	(199)
Net change in unrealized depreciation on investment in SOL	-	(1,705)
Net realized loss on investment in SOL	-	(135)
SOL balance at March 31, 2022	104,701.94598531	$12,875

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at July 1, 2021	-	$-
ADA contributed	20,953.27038208	46
ADA contributed from portfolio rebalancing	11,650,299.27053840	15,959
ADA distributed for Manager's Fee, related party	(214,475.17362508)	(344)
Net change in unrealized depreciation on investment in ADA	-	(3,043)
Net realized gain on investment in ADA	-	557
ADA balance at March 31, 2022	11,456,777.36729540	$13,175

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at July 1, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	213,332.22308637	5,212
UNI distributed for Manager's Fee, related party	(2,642.93011934)	(44)
Net change in unrealized depreciation on investment in UNI	-	(2,457)
Net realized loss on investment in UNI	-	(345)
UNI balance at March 31, 2022	210,689.29296703	$2,366

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at July 1, 2020	9,446.46857963	$388
LTC contributed	15,310.38020958	908
LTC contributed from portfolio rebalancing	2,010.23222215	309
LTC distributed for Manager's Fee, related party	(582.28021762)	(81)
Net change in unrealized appreciation on investment in LTC	-	2,142
Net realized gain on investment in LTC	-	41
LTC balance at June 30, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	8
LTC distributed from portfolio rebalancing	(2,055.23220558)	(300)
LTC distributed for Manager's Fee, related party	(457.59350141)	(72)
Net change in unrealized depreciation on investment in LTC	-	(579)
Net realized gain on investment in LTC	-	183
LTC balance at March 31, 2022	23,719.37019487	$2,947

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at July 1, 2020	-	$-
LINK contributed	253.44138473	9
LINK contributed from portfolio rebalancing	154,021.49829970	4,622
LINK distributed for Manager's Fee, related party	(947.32372975)	(30)
Net change in unrealized depreciation on investment in LINK	-	(1,709)
Net realized gain on investment in LINK	-	64
LINK balance at June 30, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	8,790.77944755	133
LINK distributed for Manager's Fee, related party	(3,047.73462300)	(68)
Net change in unrealized depreciation on investment in LINK	-	(309)
Net realized loss on investment in LINK	-	(33)
LINK balance at March 31, 2022	159,381.12210823	$2,687

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at July 1, 2020	2,908.94301800	$643
BCH contributed	4,696.88194985	1,185
BCH distributed from portfolio rebalancing	(55.03257309)	(31)
BCH distributed for Manager's Fee, related party	(171.33022114)	(81)
Net change in unrealized appreciation on investment in BCH	-	2,102
Net realized gain on investment in BCH	-	27
BCH balance at June 30, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(381.01746501)	(191)
BCH distributed for Manager's Fee, related party	(132.25918046)	(64)
Net change in unrealized depreciation on investment in BCH	-	(1,071)
Net realized gain on investment in BCH	-	69
BCH balance at March 31, 2022	6,879.79457409	$2,596

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at July 1, 2020	6,697,006.68459600	$1,177
XRP contributed	10,327,653.14534000	2,668
XRP distributed from portfolio rebalancing	(16,838,197.64668600)	(3,875)
XRP distributed for Manager's Fee, related party	(186,462.18325000)	(60)
Net change in unrealized appreciation on investment in XRP	-	1,740
Net realized loss on investment in XRP	-	(1,650)
XRP balance at June 30, 2021	-	$-

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

On October 1, 2021, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund’s construction criteria. On October 1, 2021, the Fund recognized a realized gain of $14,980,028 in connection with the sale of 431.1877932 BTC, 568.9034008 ETH, 312.6826491 BCH, 1,332.295291 LTC and 4,669.367651 LINK, to purchase 393,666.736667 ADA, 106,015.34887688 SOL and 213,332.22308637 UNI.

5. Creations and Redemptions of Shares

At March 31, 2022 and June 30, 2021, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund

Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.0066 of one SOL, 0.7220 of one ADA, 0.0133 of one UNI, 0.0015 of one LTC, 0.0100 of one LINK, and 0.0004 of one BCH at March 31, 2022. Each Share represented approximately 0.0005 of one BTC, 0.0029 of one ETH, 0.0017 of one LTC, 0.0097 of one LINK, and 0.0005 of one BCH at June 30, 2021.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2022 and June 30, 2021, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2022 or June 30, 2021.

7. Related Parties

The Fund considers the following entities, their directors and employees to be related parties of the Fund: DCG, Genesis, Grayscale, and CoinDesk Indices, Inc. As of March 31, 2022 and June 30, 2021, 1,370,846 and 1,544,850 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. Effective January 1, 2021, the Manager’s Fee was lowered from 3.0% to 2.5%. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and nine months ended March 31, 2022 and 2021.

As partial consideration for receipt of the Manager’s Fee, the Manager shall assume and pay all fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including marketing fee, the administrator fee, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to registration and any other regulatory requirements in the Cayman Islands; printing and mailing costs; costs of maintaining the Fund’s website and applicable license fees (together, the “Manager-paid Expenses”).

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

For three months ended March 31, 2022 and 2021, the Fund incurred Manager’s Fees of $2,621,274 and $2,547,650, respectively. For nine months ended March 31, 2022 and 2021, the Fund incurred Manager’s Fees of $9,215,263 and $4,017,745, respectively. As of March 31, 2022 and June 30, 2021, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and nine months ended March 31, 2022 and 2021, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH)

(OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset.

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

Like any smart contract platform that utilizes bridge technology, digital assets transferred to Solana from other blockchains are vulnerable to exploits. On February 3, 2022, hackers were able to manipulate the Wormhole bridge smart contract code which enables the transfer of certain digital assets to the Solana Network, to divert approximately 120,000 Ethereum from the Wormhole bridge to the attacker’s Ethereum wallet. While Jump Crypto, the creators of the Wormhole bridge, replenished the stolen ETH, effectively backstopping user losses, they or other creators may not be able to do so again in the future. The development of bridges on the Solana Network is ongoing and further attacks on bridges compatible with the Solana Network could have a material adverse effect on the value of SOL and an investment in the Shares.

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

9. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Per Share Data:
Net asset value, beginning of period	$31.32	$16.41	$23.19	$5.37
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.17)	(0.16)	(0.87)	(0.32)
Net realized and unrealized (loss) gain	(1.60)	17.41	7.23	28.61
Net (decrease) increase in net assets resulting from operations	(1.77)	17.25	6.36	28.29
Net asset value, end of period	$29.55	$33.66	$29.55	$33.66
Total return	-21.02%	1742.28%	38.11%	1053.14%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.66%
Expenses	-2.50%	-2.50%	-2.50%	-2.66%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period and has been annualized. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

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

11. Subsequent Events

On April 5, 2022, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling certain existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche (AVAX) and Polkadot (DOT) in accordance with the Fund's construction criteria.

As of the end of the day on April 5, 2022, the Fund Components were a basket of 60.07% BTC, 28.57% ETH, 3.06% SOL, 2.74% ADA, 1.77% AVAX, 1.56% DOT, 0.62% LTC, 0.57% LINK, 0.55% UNI and 0.49% BCH and each Share represented 0.0004 BTC, 0.0025 ETH, 0.0071 SOL, 0.6921 ADA, 0.0056 AVAX, 0.0208 DOT, 0.0015 LTC, 0.0101 LINK, 0.0148 UNI and 0.0004 BCH. The Fund does not generate any income and regularly distributes Fund Components to pay for its ongoing expenses. Therefore, the amount of Fund Components represented by each Share gradually decreases over time.

As of the close of business on May 2, 2022 the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $38,542.10 per BTC, $2,839.96 per ETH, $87.27 per SOL, $0.78 per ADA, $59.69 per AVAX, $14.91 per DOT, $100.57 per LTC, $11.08 per LINK, $6.82 per UNI and $283.73 per BCH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

19

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

Review of Financial Results (unaudited)

Financial Highlights for the three and nine months ended March 31, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net realized and unrealized (loss) gain on investments in digital assets	$(25,435)	$271,408	$109,863	$426,027
Net (decrease) increase in net assets resulting from operations	$(28,057)	$268,859	$100,647	$422,009
Net assets	$468,890	$532,171	$468,890	$532,171

Net realized and unrealized loss on investments in digital assets for the three months ended March 31, 2022 was ($25,435), which includes a realized gain of $1,772 on the transfer of digital assets to pay the Manager’s Fee and net change in unrealized depreciation on investments in digital assets of ($27,207). Net decrease in net assets resulting from operations was ($28,057) for the three months ended March 31, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $2,622. Net assets decreased to $468,890 at March 31, 2022, a 6% decrease for the three-month period. The decrease in net assets resulted primarily from the price depreciation on the Fund Components during the period and the withdrawal of approximately 40 BTC, 250 ETH, 647 SOL, 70,845 ADA, 1,303 UNI, 147 LTC, 986 LINK and 42 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended March 31, 2021 was $271,408, which includes a realized gain of $152 on the transfer of digital assets to pay the Manager’s Fee and net change in unrealized appreciation on investments in digital assets of $271,256. Net increase in net assets resulting from operations was $268,859 for the three months ended March 31, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $2,549. Net assets increased to $532,171 at March 31, 2021, a 111% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 199 BTC, 1,199 ETH, 199 BCH, and 701 LTC with a total value of $10,655 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 46 BTC, 275 ETH, 3,460 XRP, 46 BCH and 162 LTC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2022 was $109,863, which includes a realized gain of $33,342 on the transfer of digital assets to pay the Manager’s Fee and quarterly rebalances of Fund Components and net change in unrealized appreciation on investments in digital assets of $76,521. Net increase in net assets resulting from operations was $100,647 for the nine months ended March 31, 2022, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $9,216. Net assets increased to $468,890 at March 31, 2022, a 28% increase for the nine-month period. The increase in net assets resulted from the contribution of approximately 13 BTC, 77 ETH, 13 BCH, 47 LTC, 310 LINK and 20,953 ADA with a total value of $935 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 126 BTC, 769 ETH, 1,313 SOL, 214,475 ADA, 2,643 UNI, 458 LTC, 3,048 LINK and 132 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2021 was $426,027, which includes a realized gain of $625 on the transfer of digital assets to pay the Manager’s Fee and net change in unrealized appreciation on investments in digital assets of $425,402. Net increase in net assets resulting from operations was $422,009 for the nine months ended March 31, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $4,018. Net assets increased to $532,171 at March 31, 2021, a 1,544% increase for the nine-month period. The increase in net assets resulted from the contribution of approximately 4,657 BTC, 26,973 ETH, 10,327,654 XRP, 4,685 BCH, and 15,267 LTC, with a total value of $77,788 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 125 BTC, 732 ETH, 126 BCH, 186,462 XRP and 419 LTC to pay the foregoing Manager’s Fee.

Cash Resources and Liquidity

The Fund has not had a cash balance at any time since inception. When selling Fund Components and/or Forked Assets to pay Additional Fund Expenses, the Manager endeavors to sell the exact number of Fund Components and/or Forked Assets needed to pay expenses in order to minimize the Fund’s holdings of assets other than the Fund Components. As a consequence, the Manager expects that the Fund will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Fund is not a party to any off-balance sheet arrangements.

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Quarterly Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
BTC:
Opening balance	6,610	7,270	7,340	2,891
Creations	-	199	13	4,657
Portfolio rebalancing[1,2,3]	-	42	(657)	42
Manager's Fee, related party	(40)	(46)	(126)	(125)
Closing balance	6,570	7,465	6,570	7,465
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	6,570	7,465	6,570	7,465

ETH:
Opening balance	40,655	42,030	45,288	16,713
Creations	-	1,199	77	26,973
Portfolio rebalancing[1,2,3]	-	2,161	(4,191)	2,161
Manager's Fee, related party	(250)	(275)	(769)	(732)
Closing balance	40,405	45,115	40,405	45,115
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	40,405	45,115	40,405	45,115

SOL:
Opening balance	105,349	-	-	-
Creations	-	-	-	-
Portfolio rebalancing[1]	-	-	106,015	-
Manager's Fee, related party	(647)	-	(1,313)	-
Closing balance	104,702	-	104,702	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	104,702	-	104,702	-

ADA:
Opening balance	11,527,622	-	-	-
Creations	-	-	20,953	-
Portfolio rebalancing[1,2]	-	-	11,650,299	-
Manager's Fee, related party	(70,845)	-	(214,475)	-
Closing balance	11,456,777	-	11,456,777	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	11,456,777	-	11,456,777	-

UNI:
Opening balance	211,992	-	-	-
Creations	-	-	-	-
Portfolio rebalancing[1]	-	-	213,332	-
Manager's Fee, related party	(1,303)	-	(2,643)	-
Closing balance	210,689	-	210,689	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	210,689	-	210,689	-

LTC:
Opening balance	23,866	23,756	26,185	9,447
Creations	-	701	47	15,267
Portfolio rebalancing[1,2,3]	-	2,005	(2,055)	2,005
Manager's Fee, related party	(147)	(162)	(458)	(419)
Closing balance	23,719	26,300	23,719	26,300
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	23,719	26,300	23,719	26,300

LINK:
Opening balance	160,367	-	153,328	-
Creations	-	-	310	-
Portfolio rebalancing[1,2,3]	-	-	8,791	-
Manager's Fee, related party	(986)	-	(3,048)	-
Closing balance	159,381	-	159,381	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	159,381	-	159,381	-

BCH:
Opening balance	6,922	7,316	7,380	2,910
Creations	-	199	13	4,685
Portfolio rebalancing[1,2,3]	-	3	(381)	3
Manager's Fee, related party	(42)	(46)	(132)	(126)
Closing balance	6,880	7,472	6,880	7,472
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	6,880	7,472	6,880	7,472

XRP:
Opening balance	-	16,841,658	-	6,697,006
Creations	-	-	-	10,327,654
Portfolio rebalancing[4]	-	(16,838,198)	-	(16,838,198)
Manager's Fee, related party	-	(3,460)	-	(186,462)
Closing balance	-	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

Number of Shares:
Opening balance	15,867,400	15,392,800	15,837,800	6,029,000
Creations	-	418,900	29,600	9,782,700
Closing balance	15,867,400	15,811,700	15,867,400	15,811,700

	As of March 31,
	2022	2021
Prices of digital assets on principal market
BTC	$45,595.55	$58,601.27
ETH	$3,284.17	$1,899.98
SOL[1]	$122.97	N/A
ADA[2]	$1.15	N/A
UNI[1]	$11.23	N/A
LTC	$124.25	$193.22
LINK[3]	$16.86	N/A
BCH	$377.34	$526.01

NAV per Share	$29.55	$33.66

Digital Asset Reference Rates
BTC	$45,625.48	$58,592.37
ETH	$3,287.56	$1,900.34
SOL[1]	$123.03	N/A
ADA[2]	$1.15	N/A
UNI[1]	$11.24	N/A
LTC	$124.36	$193.39
LINK[3]	$16.87	N/A
BCH	$377.34	$527.50

Digital Asset Holdings per Share	$29.57	$33.65

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

As of March 31, 2022, the Fund had a net closing balance with a value of $469,236,434, based on the Index Prices (non-GAAP methodology). As of March 31, 2022, the Fund had a total market value of $468,890,239, based on the principal market prices.

As of March 31, 2021, the Fund had a net closing balance with a value of $532,136,575, based on the Index Prices (non-GAAP methodology). As of March 31, 2021, the Fund had a total market value of $532,171,166, based on the principal market prices.

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

The following chart illustrates the movement in the Fund's Digital Asset Holdings per Share based on the Index Price of each Fund Component and the Fund's net asset value per Share as calculated in accordance with GAAP from February 1, 2018 to March 31, 2022.

Bitcoin

The Digital Asset Reference Rate for Bitcoin is an Index Price for Bitcoin. The following table illustrates the movements in the Index Price for Bitcoin from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the Index Price has ranged from $3,164.99 to $67,352.59, with the straight average being $19,815.62. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$9,180.82	$11,740.56	2/20/2018	$6,821.15	3/30/2018	$7,057.32	$6,821.15
Twelve months ended March 31, 2019	$5,865.47	$9,830.06	5/5/2018	$3,164.99	12/14/2018	$4,095.82	$4,078.69
Twelve months ended March 31, 2020	$8,471.60	$13,838.57	6/26/2019	$4,132.14	4/1/2019	$6,471.60	$6,471.60
Twelve months ended March 31, 2021	$20,225.08	$61,593.93	3/13/2021	$6,212.24	4/1/2020	$58,592.37	$58,592.37
Twelve months ended March 31, 2022	$46,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
February 1, 2018 to March 31, 2022	$19,815.62	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$45,625.48	$45,625.48

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the price of Bitcoin has ranged from $3,164.61 to $67,371.70, with the straight average being $19,815.78:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$9,178.44	$11,770.00	2/20/2018	$6,820.01	3/30/2018	$7,055.00	$7,337.16
Twelve months ended March 31, 2019	$5,865.26	$9,815.55	5/5/2018	$3,164.61	12/14/2018	$4,094.99	$4,078.82
Twelve months ended March 31, 2020	$8,472.15	$13,849.81	6/26/2019	$4,133.74	4/1/2019	$6,474.20	$6,474.20
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,595.55	$45,595.55
February 1, 2018 to March 31, 2022	$19,815.78	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$45,595.55	$45,595.55

Ethereum

The Digital Asset Reference Rate for Ethereum is an Index Price for Ethereum. The following table illustrates the movements in the Index Price for Ethereum from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $1,050.82 through March 31, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$738.37	$1,015.13	2/1/2018	$381.26	3/30/2018	$398.62	$381.26
Twelve months ended March 31, 2019	$300.20	$808.02	5/5/2018	$82.41	12/14/2018	$141.00	$140.75
Twelve months ended March 31, 2020	$194.09	$350.60	6/26/2019	$109.83	3/16/2020	$133.55	$133.55
Twelve months ended March 31, 2021	$641.22	$1,987.17	2/20/2021	$130.15	4/1/2020	$1,900.34	$1,900.34
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
February 1, 2018 to March 31, 2022	$1,050.82	$4,776.32	11/9/2021	$82.41	12/14/2018	$3,287.56	$3,287.56

The following table illustrates the movements in the Digital Asset Market price of Ethereum, as reported on the Fund’s principal market for Ethereum, from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the price of Ethereum has ranged from $82.34 to $4,776.95, with the straight average being $1,050.85:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$738.13	$1,013.98	2/1/2018	$381.51	3/30/2018	$399.90	$398.59
Twelve months ended March 31, 2019	$300.21	$806.00	5/5/2018	$82.34	12/14/2018	$141.00	$140.71
Twelve months ended March 31, 2020	$194.10	$350.76	6/26/2019	$110.29	3/16/2020	$133.58	$133.58
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
February 1, 2018 to March 31, 2022	$1,050.85	$4,776.95	11/9/2021	$82.34	12/14/2018	$3,284.17	$3,284.17

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Solana is an Index Price for Solana. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2022. Since the token was added to the Fund’s portfolio, the Index Price for Solana has ranged from $79.97 to $254.78 with the straight average being $151.38 through March 31, 2022. The Manager has not observed a material difference between the Index Price for Solana and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.38	$254.78	11/6/2021	$79.97	3/14/2022	$123.03	$123.03

The following table illustrates the movements in the Digital Asset Market price of Solana, as reported on the Fund’s principal market for Solana, from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of Solana has ranged from $79.97 to $254.44 with the straight average being $151.39:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.39	$254.44	11/6/2021	$79.97	3/14/2022	$122.97	$122.97

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Cardano is an Index Price for Cardano. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on July 1, 2021 to March 31, 2022. Since the token was added to the Fund’s portfolio, the Index Price for Cardano has ranged from $0.78 to $2.99, with the straight average being $1.61 through March 31, 2022. The Manager has not observed a material difference between the Index Price for Cardano and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15

The following table illustrates the movements in the Digital Asset Market price of Cardano, as reported on the Fund’s principal market for Cardano, from the addition of the token to the Fund’s portfolio on July 1, 2021 to March 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of Cardano has ranged from $0.78 to $2.99, with the straight average being $1.61:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15

Uniswap

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Uniswap in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Uniswap is an Index Price for Uniswap. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2022. Since the token was added to the Fund’s portfolio, the Index Price for Uniswap has ranged from $8.19 to $27.67 with the straight average being $16.80 through March 31, 2022. The Manager has not observed a material difference between the Index Price for Uniswap and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$16.80	$27.67	10/26/2021	$8.19	3/7/2022	$11.24	$11.24

The following table illustrates the movements in the Digital Asset Market price of Uniswap, as reported on the Fund’s principal market for Uniswap, from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of Uniswap has ranged from $8.19 to $27.69 with the straight average being $16.80:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$16.80	$27.69	10/26/2021	$8.19	3/7/2022	$11.23	$11.23

Litecoin

The Digital Asset Reference Rate for Litecoin is an Index Price for Litecoin. The following table illustrates the movements in the Index Price from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the Index Price for Litecoin has ranged from $22.48 to $371.71, with the straight average being $102.80 through March 31, 2022. The Manager has not observed a material difference between the Index Price for Litecoin and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$175.75	$242.54	2/20/2018	$115.75	3/30/2018	$119.70	$115.75
Twelve months ended March 31, 2019	$69.47	$179.32	5/5/2018	$22.48	12/14/2018	$60.23	$60.95
Twelve months ended March 31, 2020	$72.28	$142.00	6/22/2019	$32.16	3/16/2020	$39.05	$39.05
Twelve months ended March 31, 2021	$85.26	$239.43	2/19/2021	$37.57	4/1/2020	$193.39	$193.39
Twelve months ended March 31, 2022	$172.47	$371.71	5/11/2021	$97.36	3/7/2022	$124.36	$124.36
February 1, 2018 to March 31, 2022	$102.80	$371.71	5/11/2021	$22.48	12/14/2018	$124.36	$124.36

The following table illustrates the movements in the Digital Asset Market price of Litecoin, as reported on the Fund’s principal market for Litecoin, from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the price of Litecoin has ranged from $22.47 to $371.96, with the straight average being $102.81:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$175.84	$242.51	2/20/2018	$115.93	3/30/2018	$119.60	$118.18
Twelve months ended March 31, 2019	$69.48	$179.36	5/5/2018	$22.47	12/14/2018	$60.28	$60.94
Twelve months ended March 31, 2020	$72.29	$141.89	6/22/2019	$32.27	3/16/2020	$39.05	$39.05
Twelve months ended March 31, 2021	$85.26	$239.47	2/19/2021	$37.60	4/1/2020	$193.22	$193.22
Twelve months ended March 31, 2022	$172.48	$371.96	5/11/2021	$97.23	3/7/2022	$124.25	$124.25
February 1, 2018 to March 31, 2022	$102.81	$371.96	5/11/2021	$22.47	12/14/2018	$124.25	$124.25

Chainlink

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink in accordance with the Fund Construction Criteria.

The Digital Asset Reference Rate for Chainlink is an Index Price for Chainlink. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on April 2, 2021 to March 31, 2022. Since the token was added to the Fund’s portfolio, the Index Price for Chainlink has ranged from $12.50 to $50.54, with the straight average being $24.70 through

March 31, 2022. The Manager has not observed a material difference between the Index Price for Chainlink and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
April 2, 2021 to March 31, 2022	$24.70	$50.54	5/9/2021	$12.50	3/7/2022	$16.87	$16.87

The following table illustrates the movements in the Digital Asset Market price of Chainlink, as reported on the Fund’s principal market for Chainlink, from the addition of the token to the Fund’s portfolio on April 2, 2021 to March 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of Chainlink has ranged from $12.50 to $50.43, with the straight average being $24.70:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 2, 2021 to March 31, 2022	$24.70	$50.43	5/9/2021	$12.50	3/7/2022	$16.86	$16.86

Bitcoin Cash

The Digital Asset Reference Rate for Bitcoin Cash is an Index Price for Bitcoin Cash. The following table illustrates the movements in the Index Price for Bitcoin Cash from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the Index Price Bitcoin Cash has ranged from $76.92 to $1,714.45, with the straight average being $455.78 through March 31, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$1,130.29	$1,530.88	2/19/2018	$687.85	3/30/2018	$699.12	$687.85
Twelve months ended March 31, 2019	$532.26	$1,714.45	5/6/2018	$76.92	12/15/2018	$167.58	$169.60
Twelve months ended March 31, 2020	$303.33	$504.57	6/26/2019	$166.85	4/1/2019	$220.30	$220.30
Twelve months ended March 31, 2021	$317.44	$746.70	2/15/2021	$208.33	9/23/2020	$527.50	$527.50
Twelve months ended March 31, 2022	$561.48	$1,465.90	5/6/2021	$271.42	3/7/2022	$377.34	$377.34
February 1, 2018 to March 31, 2022	$455.78	$1,714.45	5/6/2018	$76.92	12/15/2018	$377.34	$377.34

The following table illustrates the movements in the Digital Asset Market price of Bitcoin Cash, as reported on the Fund’s principal market for Bitcoin Cash, from the beginning of the Fund’s operations on February 1, 2018 to March 31, 2022. Since the beginning of the Fund’s operations, the price of Bitcoin Cash has ranged from $76.78 to $1,719.00, with the straight average being $456.32:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$1,130.64	$1,528.01	2/17/2018	$687.52	3/30/2018	$700.08	$740.00
Twelve months ended March 31, 2019	$534.20	$1,719.00	5/6/2018	$76.78	12/15/2018	$167.54	$169.40
Twelve months ended March 31, 2020	$303.41	$505.37	6/26/2019	$166.94	4/1/2019	$220.15	$220.15
Twelve months ended March 31, 2021	$317.60	$746.30	2/15/2021	$208.40	9/23/2020	$526.01	$526.01
Twelve months ended March 31, 2022	$561.50	$1,465.48	5/6/2021	$270.99	3/7/2022	$377.34	$377.34
February 1, 2018 to March 31, 2022	$456.32	$1,719.00	5/6/2018	$76.78	12/15/2018	$377.34	$377.34

XRP

Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See Note 4 to the Unaudited Financial Statements – Portfolio Rebalancing for a description of the portfolio rebalancing.

Prior to XRP’s removal, the Digital Asset Reference Rate for XRP was an Index Price. The following table illustrates the movements in the Index Price for XRP from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021. Since the beginning of the Fund’s operations, the Index Price for XRP has ranged from $0.14 to $1.12, with the straight average being $0.36 through January 3, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$0.55	$1.12	2/15/2018	$0.26	9/12/2018	$0.36	$0.36
Twelve months ended December 31, 2019	$0.31	$0.48	6/26/2019	$0.19	12/18/2019	$0.19	$0.19
Twelve months ended December 31, 2020	$0.26	$0.67	11/25/2020	$0.14	3/16/2020	$0.22	$0.22
January 1, 2021 to January 3, 2021	$0.23	$0.23	1/1/2021	$0.22	1/3/2021	$0.22	$0.22
February 1, 2018 to January 3, 2021	$0.36	$1.12	2/15/2018	$0.14	3/16/2020	$0.22	$0.22

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021. Since the beginning of the Fund’s operations, the price of XRP has ranged from $0.14 to $1.17, with the straight average being $0.36:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to March 31, 2018	$0.83	$1.17	2/17/2018	$0.49	3/30/2018	$0.51	$0.52
Twelve months ended March 31, 2019	$0.44	$0.94	4/24/2018	$0.26	9/11/2018	$0.31	$0.31
Twelve months ended March 31, 2020	$0.29	$0.48	6/26/2019	$0.14	3/16/2020	$0.18	$0.18
April 1, 2020 to January 3, 2021	$0.27	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.23
February 1, 2018 to January 3, 2021	$0.36	$1.17	2/17/2018	$0.14	3/16/2020	$0.23	$0.23

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Risk Factors” in Exhibit 99.1 to Amendment No. 5 to the Fund’s Registration on the Form 10 filed with the Securities and Exchange Commission on February 4, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Manager, open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) on a monthly basis during the three months ended March 31, 2022:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2022 - January 31, 2022	-	$-	-	$200.0
February 1, 2022 - February 28, 2022	-	-	-	200.0
March 1, 2022 - March 31, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1)

On March 2, 2022, the Board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses calculated in the manner set forth under “Valuation of Digital Assets and Determination of Digital Asset Holdings” in the Information Statement. See also “Determination of NAV” in the Information Statement for a description of the Fund’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The U.S. dollar value on which the Manager’s Fee accrues, as calculated in the manner set forth under “Valuation of Digital Assets and Determination of Digital Asset Holdings” in the Information Statement.

“Digital Asset Market”—A Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as a Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing such Digital Asset Network. See “Overview of the Digital Asset Industry and Market” in the Information Statement.

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

“Ethereum” or “ETH”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum network.

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

“Indicative Price”—A volume-weighted average price in U.S. dollars for a Fund Component as of 4:00 p.m., New York time, for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Litecoin” or “LTC”—Litecoin tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Litecoin network.

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

“Reference Rate Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Digital Asset Reference Rates. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Manager and the Fund and is considered a related party of the Fund.

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

“Solana” or “SOL”—Solana tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Solana network. Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund Construction Criteria.

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

Date: May 6, 2022

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.