Form 10-K
period 2022-06-30
Grayscale Digital Large Cap Fund LLC
filed 2022-09-01
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-56284

Grayscale® Digital Large Cap Fund LLC

MANAGED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1406784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, CT	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Digital Large Cap Fund LLC Shares	GDLC	N/A

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2021 as reported by the OTC Markets, Inc. on that date: $351,606,037.

Number of shares of the registrant’s common stock outstanding as of August 25, 2022: 15,867,400

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (the “Manager”) and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Fund’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Fund’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including the digital assets held by the Fund, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;
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
•
a temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Digital Asset Reference Rate;
•
risks related to COVID-19 outbreak, which could negatively impact the value of the Fund’s holdings and significantly disrupt its operations
•
the lack of an ongoing redemption program due to the holding period under Rule 144, and the Fund’s ability to halt creations from time to time, resulting in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates, and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share;
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

•
a determination that a digital asset is a “security” may adversely affect the value of such digital asset and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of the Fund, if such digital asset is a Fund Component;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 119.

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

The Shares are quoted on OTCQX under the ticker symbol “GDLC.” Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. Shareholders that purchased Shares directly from the Fund and have held them for the requisite holding period in accordance with Rule 144 under the Securities Act may sell their Shares on OTCQX upon receiving approval from the Manager. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. We intend to seek to list the Shares on NYSE Arca sometime in the future. Any such listing will require NYSE Arca to first receive approval from the SEC. As a result, there can be no guarantee that we will be successful in listing the Shares on NYSE Arca. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—There is no guarantee that an active trading market for the Shares will continue to develop.”

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

Subject to receipt of regulatory approval from the Securities and Exchange Commission (the “SEC”) and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”). The Cayman Islands Monetary Authority (the “Authority”) has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Authority and be regulated as a mutual fund under the Mutual Funds Law (As Revised) of the Cayman Islands. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) and the relevant Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s digital assets, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.

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

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority under the Private Funds Act (reference number: 1688783).

Investment Objective

The Fund’s investment objective is for the value of the Shares (based on Digital Asset Holdings per Share) to reflect the value of the digital assets held by the Fund (the “Fund Components”) as determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Prior to July 1, 2022 and for the year ended June 30, 2022, the Fund sought to hold Fund Components with market capitalizations that collectively constituted at least 70% of the market capitalization of the entire digital asset market (the “Target Coverage Ratio”) and determined the Fund Components by reference to fund construction criteria that consisted of market capitalization, liquidity and coverage criteria established by the Manager (the “Target Coverage Ratio Methodology”). Through the Target Coverage Ratio Methodology, the Fund sought to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market.

Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and will no longer seek to hold Fund Components meeting the Target Coverage Ratio. Instead, the Fund Components will consist of the digital assets that make up the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), a subsidiary of Digital Currency Group, Inc. (“DCG”) and an affiliate of the Manager, which is also a subsidiary of DCG, and the Fund.

The digital assets that make up the DLCS (the “Index Components”) are drawn from the universe (the “Index Universe”) of investable digital assets meeting the following criteria, (i) the digital asset must be ranked in the top 200 in the Index Provider’s Digital Asset Classification Standard (“DACS”) report, (ii) custodian services for the digital asset must be available from Coinbase Custody, a division of Coinbase Global Inc., and must be accessible to U.S. investors, (iii) the digital asset must not be a stablecoin or categorized as a meme coin as determined by the Index Provider and (iv) the digital asset must have been listed on a Constituent Exchange for a minimum of 30 days leading up to the Index Rebalancing Period.

The Index Provider applies market capitalization, liquidity and data availability criteria to the digital assets in the Index Universe in order to arrive at between five and ten digital assets that, in the Index Provider’s judgment, represent a diversified benchmark for the largest and most liquid digital assets in the digital asset market (the “Large Cap sector”), rather than exposure to all digital assets in the Index Universe. The respective weightings of the Index Components within the DLCS are determined by the Index Provider based on market capitalization criteria, and are referred to as the “Index Weightings.” The process followed by the Index Provider to determine the Index Universe, the Index Components and their respective Index Weightings is referred to as the “DLCS Methodology.” Although the Fund will no longer seek to hold Fund Components meeting the Target Coverage Ratio, the Fund continues to seek to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that can be replicated through direct purchases in the Digital Asset Market. Because Index Components target the Large Cap sector and are included in the DLCS in accordance with market capitalization and liquidity criteria, as of August 25, 2022, the DLCS covered approximately 74% of the market capitalization of the entire digital asset market, excluding stablecoins and meme coins, which is in excess of the Target Coverage Ratio. Additionally, as of August 25, 2022, the DLCS covered approximately 88% of the market capitalization of the Index Universe.

The Fund Components consist of the Index Components except that the Manager may determine to exclude a particular Index Component in its discretion under a variety of circumstances. See “—Fund Construction Criteria—DLCS Methodology—Inclusion of New Fund Components” for more information. The weightings of each Fund Component (the “Weightings”) are generally expected to be the same as the Index Weightings except when the Manager determines to exclude one or more digital assets from the Fund Components, in which case the Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components.

As of June 30, 2022, prior to the adoption of the DLCS Methodology, the Fund Components consisted of: Bitcoin (BTC), Ethereum (ETH), Cardano (ADA), Solana (SOL), Polkadot (DOT), Avalanche (AVAX), Litecoin (LTC), Uniswap (UNI), Chainlink (LNK) and Bitcoin Cash (BCH). The Fund Components were weighted as follows:

Fund Component	Weighting
BTC	67.73%
ETH	23.09%
ADA	2.76%
SOL	2.05%
DOT	1.29%
AVAX	0.83%
LTC	0.70%
UNI	0.64%
LINK	0.55%
BCH	0.36%

On July 5, 2022, the Index Provider completed its quarterly rebalancing of the DLCS and determined that Bitcoin (BTC), Ethereum (ETH), Cardano (ADA), Solana (SOL), and Avalanche (AVAX) met the inclusion criteria of the DLCS. The Manager subsequently initiated the process of rebalancing the Fund and adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase new Fund Components in accordance with the DLCS Methodology. As a result of the rebalancing, Bitcoin Cash (BCH), Litecoin (LTC), Chainlink (LINK), Polkadot (DOT), and Uniswap (UNI) were removed from the Fund. No new tokens were added to the Fund.

Following the rebalancing, the Fund Components were the same as the Index Components and the Weightings were substantially the same as the Index Weightings. As of the end of the day on July 7, 2022, the Index Components and the Fund Components consisted of Bitcoin (BTC), Ethereum (ETH), Cardano (ADA), Solana (SOL), and Avalanche (AVAX), weighted as follows:

Index Component	Index Weighting
BTC	68.86%
ETH	25.24%
ADA	2.71%
SOL	2.23%
AVAX	0.96%

Fund Component	Weighting
BTC	68.88%
ETH	25.22%
ADA	2.71%
SOL	2.23%
AVAX	0.96%

See “—Fund Construction Criteria” below for further information on the DLCS Methodology.

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

For example, from November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Over the same period, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 42% and the average discount was 22% based on the Target Coverage Ratio Methodology. Moreover, from November 22, 2019 to June 30, 2022, the closing price of the Shares as quoted on OTCQX at 4:00 p.m., New York time, on each business day, was quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology. As of June 30, 2022, the Fund’s Shares were quoted on OTCQX at a discount of 35% to the Fund’s Digital Asset Holdings per Share based on the Target Coverage Ratio Methodology.

From July 1, 2022 to August 25, 2022, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. From July 1, 2022 to August 25, 2022, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 42% based on the DLCS Methodology and the average discount was 35% based on the DLCS Methodology. As of August 25, 2022, the Fund’s Shares were quoted on OTCQX at a discount of 36% to the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology.

All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund for periods prior to July 1, 2022 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology prior to the adoption of the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund for periods subsequent to July 1, 2022 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022.

Digital Asset Reference Rates

The Fund values its digital assets for operational purposes by reference to Digital Asset Reference Rates. Historically, the Digital Asset Reference Rate for each Fund Component at any time has been the Index Price for such Fund Component, if CoinDesk Indices, Inc. (in this capacity, the “Reference Rate Provider”) in its sole discretion determined that it was able to determine such Index Price, or if not, the Old Indicative Price for such Fund Component as of 4:00 p.m., New York time, on the most recent business day, as determined by the Reference Rate Provider.

•
The “Old Indicative Price” is a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider (each, a “Constituent Exchange”).
•
The “Index Price” is determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Old Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume for such Fund Component at each venue relative to the observable set. The Reference Rate Provider is able to calculate the Index Price for a particular Fund Component if the Reference Rate Provider determines in its sole discretion that sufficient current and historical trade data inputs exist for such Fund Component in order to generate such Index Price using the Reference Rate Provider’s algorithms.

As of June 30, 2022, the Digital Asset Reference Rate for each Fund Component was an Index Price, except for DOT and AVAX, for which an Old Indicative Price was used.

Effective July 1, 2022, upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component is the reference rate used by the Index Provider to constitute the DLCS. As of July 1, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As of July 1, 2022, the Digital Asset Reference Rate used by the Index Provider for each Index Component is a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 60-minute period derived from data collected from Constituent Exchanges (such price, an “Indicative Price”). As such, as of July 1, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price.

The Index Provider may use Index Prices as the reference rate for an Index Component in the future, and if it does so, then the Manager will use an Index Price for the relevant Fund Component. The Manager expects that such Index Price would be calculated in the same manner as described above, except that it would cleanse and compile trade data used to determine the Indicative Price, instead of the Old Indicative Price.

Prior to July 1, 2022, the Digital Asset Reference Rates used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund were Index Prices and/or Old Indicative Prices. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund in this Annual Report for periods prior to July 1, 2022 have been calculated using such Index Prices and/or Old Indicative Prices. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund in this Annual Report for periods subsequent to July 1, 2022 have been calculated using Indicative Prices.

Fund Construction Criteria

For all periods covered by this Annual Report, the Fund’s portfolio was constructed based on the Target Coverage Ratio Methodology. Effective July 1, 2022, the Fund uses the DLCS Methodology to construct the Fund’s portfolio. The following sets forth a description of the Target Coverage Ratio Methodology and the DLCS Methodology.

Target Coverage Ratio Methodology

Eligibility and Weighting

Under the Target Coverage Ratio Methodology, a digital asset was generally eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager.

Fund Components were held in the Fund’s portfolio on a market capitalization-weighted basis. For example, a digital asset with a larger market capitalization had a higher representation in the Fund’s portfolio. Market capitalization refers to a digital asset’s market value, as determined by multiplying the number of tokens of such digital asset in circulation by the market price of a token of such digital asset. The market price per token of a Fund Component was determined by reference to the applicable Digital Asset Reference Rate, which prior to the adoption of the DLCS Methodology were Old Indicative Prices or Index Prices. The market capitalization of any digital assets not held by the Fund was determined by reference to CoinMarketCap.com and/or OnChainFX.com. Because the Fund creates Shares in exchange for Fund Components on a daily basis, the market capitalization of each Fund Component was calculated, and its Weighting therefore fluctuated, daily in accordance with changes in the market price of such Fund Components.

Removal of Existing Fund Components

Under the Target Coverage Ratio Methodology, the Fund was rebalanced on a quarterly basis. During each rebalancing period, a Fund Component was removed as a Fund Component if (i) it had the smallest market capitalization of all Fund Components, taking into account any other removals during the rebalancing period, (ii) the sum of (x) its then current market capitalization and (y) the combined current market capitalization of Fund Components with a market capitalization greater than such Fund Component, divided by the then current total market capitalization of all digital assets tracked by Coinmarketcap.com that were not pegged to another asset, was higher than 0.85, and (iii) such removal would not result in the Fund holding fewer than five Fund Components (the “Old Removal Criteria”).

For example, under the Old Removal Criteria, Bitcoin Cash (BCH) qualified for removal based on market capitalization during the most recent rebalancing period, since it was the smallest Fund Component as of such rebalancing period. However, because the sum of (x) its market capitalization and (y) the combined market capitalization of Fund Components with a market capitalization greater than Bitcoin (BCH), divided by the current total market capitalization of all digital assets tracked by Coinmarketcap.com that are not pegged to another asset, was lower than 0.85, Bitcoin Cash (BCH) remained in the Fund.

Inclusion of New Fund Components

Under the Target Coverage Ratio Methodology, in order for a new digital asset to qualify for inclusion in the Fund’s portfolio during a rebalancing period, such digital asset was required to have a market capitalization that was at least 1.25 times the then current market capitalization, trailing 90-day median market capitalization and trailing 90-day average market capitalization of any Fund Component at such time (the “Quantitative Inclusion Criteria”). In addition, each new digital asset was required to meet the following liquidity requirements to be eligible for inclusion: the digital asset was required to have (i) an average 30-day trade volume of at least 30% of its market capitalization for the last three months, (ii) trade on at least one exchange meeting the criteria of the Reference Rate Provider and (iii) have a trading history of at least three months on at least one such exchange (the “Qualitative Inclusion Criteria”). The Qualitative Inclusion Criteria, together with the Quantitative Inclusion Criteria, and the Old Removal Criteria, made up the Target Coverage Ratio Methodology.

Pursuant to the Target Coverage Ratio Methodology, in certain circumstances, the Manager could determine that it was appropriate to include or exclude a digital asset that did or did not meet the inclusion criteria, such as because the Target Coverage Ratio was not met or because the Authorized Participant or the Fund’s other service providers were not able to trade in the digital asset. Due to these features of the Target Coverage Ratio Methodology as well as digital asset price volatility more broadly, the Manager was not always able to meet the Target Coverage Ratio and at times held more or fewer than five Fund Components.

The Manager also had discretion to cause the Fund to hold fewer than five Fund Components if, for example, a Fund Component was removed during the rebalancing period and there were not enough digital assets that meet the inclusion criteria and were otherwise appropriate to be included in the Fund despite otherwise satisfying the inclusion criteria. For example, the Fund fell below five Fund

Components in January 2021, to four Fund Components, when the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining four Fund Components in proportion to their respective weightings.

The Manager also had discretion to cause the Fund to hold more than five Fund Components if it determined that another digital asset met the inclusion criteria and that it was otherwise appropriate to include the digital asset in the Fund. For example, effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Target Coverage Ratio Methodology. Further, the Manager could cause the Fund to hold more than five Fund Components if, for example, it determined that a Forked Asset had a high probability of qualifying for inclusion in the Fund’s portfolio after meeting the trading history requirement of at least three months and had discretion to retain the Forked Asset despite the fact that it did not meet the inclusion criteria.

DLCS Methodology

Index Universe

The Index Components are drawn from the Index Universe, which is determined based on the following criteria: (i) the digital asset must be ranked in the top 200 in the Index Provider’s DACS report, (ii) custodian services for the digital asset must be available from Coinbase Custody, a division of Coinbase Global Inc., and must be accessible to U.S. investors, (iii) the digital asset must not be a stablecoin or categorized as a meme coin as determined by the Index Provider and (iv) the digital asset must have been listed on a Constituent Exchange for a minimum of 30 days leading up to the Index Rebalancing Period.

Eligibility and Weighting

Under the DLCS Methodology and subject to the below, a digital asset included in the Index Universe will generally be eligible for inclusion in the DLCS as an Index Component, and thus the Fund’s portfolio as a Fund Component, if it satisfies market capitalization, liquidity and data availability metrics determined by the Index Provider. Digital assets will be included in the DLCS on a market capitalization-weighted basis. For example, a digital asset with a larger market capitalization will have a higher representation in the DLCS, and thus the Fund’s portfolio (unless the Manager excludes the digital asset from the Fund). Market capitalization refers to a digital asset’s market value, as determined by multiplying the number of tokens of such digital asset in circulation by the market price of a token of such digital asset. The market price per token of a Fund Component will be determined by reference to the applicable Digital Asset Reference Rate, which as of July 1, 2022 are Indicative Prices. The market capitalization of any digital assets not in the DLCS, and therefore not held by the Fund, will be determined based on data that the Index Provider obtains directly from exchanges and other service providers. Because the Fund creates Shares in exchange for Fund Components on a daily basis, the market capitalization of each Fund Component is calculated, and its Weighting therefore fluctuates daily in accordance with changes in the market price of such Fund Components. See “Valuation of Digital Assets and Determination of Digital Asset Holdings.”

Inclusion of New Fund Components

In order for a new digital asset to qualify for inclusion in the DLCS, and thus the Fund’s portfolio during a Fund Rebalancing Period, it must be included in the Index Universe and be among the 20 highest ranked digital assets in the Index Universe by market capitalization. Such 20 digital assets are referred to as the “Selection Universe.” In order for a digital asset in the Selection Universe to be included in the Fund’s portfolio during a Fund Rebalancing Period, such digital asset must (i) have a current market capitalization that is at least 1.2 times the median current market capitalization of the Selection Universe, (ii) have a median daily value traded (“MDVT”) for the Index Rebalancing Period that is at least 1.2 times the MDVT of the Selection Universe for the Index Rebalancing Period, (iii) trade on at least three Constituent Exchanges as of the first day of the Index Rebalancing Period, (iv) have been included in the Selection Universe during the Index Rebalancing Period (as defined below) for the prior quarter, (v) the inclusion of such new digital asset will not result in the Fund holding more than ten Fund Components and (vi) such digital asset must have a minimum weight of 1.0% (collectively, the “Index Inclusion Criteria”). In the event that more than ten digital assets meet the Index Inclusion Criteria, the qualifying digital assets will be ranked by current market capitalizations. Those ranked below the top ten will be excluded.

The Index Provider may include a digital asset that does not meet the Index Inclusion Criteria in the DLCS if the Index Components no longer collectively meet the five constituent minimum, at which point the Index Provider would first relax the market capitalization and liquidity requirements included in the Index Inclusion Criteria to those included in the Removal Criteria described below and include the next largest digital assets by current market capitalization that met such requirements, until there were five Index Components. If after relaxing such requirements, there were still fewer than five Index Components, the Index Provider would further relax the requirements and include the next the next largest digital assets by current market capitalization until there were five Index Components.

Removal of Existing Fund Components

The DLCS, and therefore the Fund, is rebalanced on a quarterly basis according to the DLCS Methodology during a period beginning 14 days before the second business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). During each Index Rebalancing Period, a digital asset will be removed as an Index Component from the DLCS, and therefore removed from the Fund is also a Fund Component, if (A) (i) it is not included in the Selection Universe, (ii) it fails to be listed on at least three Constituent Exchanges, (iii) it has a current market capitalization that is less than 1.0 times the median current market capitalization of the Selection Universe, (iv) it has an MDVT for the Index Rebalancing Period that is less than 1.0 times the MDVT of the Selection Universe for the Index Rebalancing Period, or (v) such digital asset has a weight of less than 0.8% and (B) such removal would not result in the DLCS holding less than five Index Components (collectively, the “Removal Criteria”). For additional information, including regarding the exclusion of Index Components from the Fund, see “—Inclusion of New Fund Components” and “—Rebalancing.”

For example, if BCH was not included in the Selection Universe, failed to meet the thresholds in market capitalization and liquidity described above, or had a weight in the Index of less than 0.8%, BCH would be removed from the DLCS, unless its removal would result in the DLCS holding less than five Index Components, in which case it would not be removed.

Outside of the quarterly Index Rebalancing Period, the Index Provider may remove a digital asset as an Index Component from the DLCS under extraordinary circumstances. For example, if an Index Component is determined to be a “security” under the federal securities laws by the SEC, federal court or other U.S. government agency, or under such consideration by any U.S. government oversight agency, it would be removed from the DLCS at a date determined and announced by the Index Provider. In the event the Index Provider removes an Index Component outside of the quarterly rebalancing period, the Manager expects the Fund would rebalance and the relevant digital asset would be removed as a Fund Component as soon as practical.

Index Components Compared to Fund Components

The Fund Components consist of the Index Components except when the Manager determines to exclude a particular Index Component in view of one or more of the following criteria (the “Exclusion Criteria”), as determined in the sole discretion of the Manager:

•
none or few of the Authorized Participants or service providers has the ability to trade or otherwise support the digital asset;
•
the Manager believes, based on current guidance, that use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions;
•
the digital asset’s underlying code contains, or may contain, significant flaws or vulnerabilities;
•
there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset; or
•
for any other reason, in each case as determined by the Manager in its sole discretion.

As part of determining whether use or trading of a digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, the Manager considers whether a particular digital asset that is included or eligible for inclusion in the Fund is a security for purposes of the federal securities laws. The Manager does this taking into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. The Manager also considers, solely as one input, the analytical framework developed by Coinbase, Inc., which has been adopted by the Crypto Ratings Counsel, an organization of which the Manager is a founding member. Finally, the Manager discusses the security status of each digital asset included in the Fund with its external securities lawyers. Through this process the Manager believes that it is applying the proper legal standards in determining whether a particular digital asset is a security in light of the uncertainties inherent in the Howey and Reves tests, as opposed to a purely probabilistic or “risk based” standard. However, because of these uncertainties, the Manager acknowledges that a particular digital asset included in the Fund may in the future be found by the SEC or a federal court to be a security notwithstanding the Manager’s prior conclusion; and the Manager’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

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

The Weightings are generally expected to be the same as the Index Weightings except when one or more digital assets have been excluded from the Fund Components based on the Exclusion Criteria, in which case the Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components.

The Manager may decide, in its sole discretion, to include or exclude a digital asset if the Manager determines that such digital asset is or is not suitable for inclusion in the Fund’s portfolio, irrespective of such digital asset’s inclusion in the DLCS. In addition, the Manager may exclude a digital asset or rebalance the Weighting of an existing Fund Component to the extent its inclusion as a Fund Component or projected Weighting would exceed a threshold that could, in the Manager’s sole discretion, require the Fund to register as an investment company under the Investment Company Act or require the Manager to register as an investment adviser under the Investment Advisers Act.

The Exclusion Criteria are identical to the circumstances under which the Manager would determine to exclude a digital asset from the Fund’s portfolio pursuant to the Target Coverage Ratio Methodology.

Illustrative Example

For the purposes of illustration, the digital assets that qualified for inclusion in the DLCS based on market capitalization were Bitcoin (BTC), XRP (XRP) and Polkadot (DOT). The digital assets that qualified for inclusion based on liquidity were Bitcoin (BTC), XRP (XRP) and Chainlink (LINK). The digital assets that qualified for inclusion based on eligible exchanges were Bitcoin (BTC) and Chainlink (LINK). Bitcoin (BTC) was the only asset to pass the market capitalization, liquidity, and eligible exchange thresholds.

While Bitcoin (BTC) met the Index Inclusion Criteria, the Manager then sought to determine whether any of the aforementioned bases for exclusion applied:

i. none or few of the Authorized Participants or Service Providers has the ability to trade or otherwise support the digital asset: Because the Authorized Participant had the ability to trade Bitcoin (BTC) during this Fund Rebalancing Period, it satisfied this criterion.

ii. the Manager believes that, based on current guidance, use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions: Bitcoin (BTC) raised no such concern and therefore satisfied this criterion.

iii. the underlying code contains, or may contain, significant flaws or vulnerabilities: Bitcoin (BTC) raised no such concern and therefore satisfied this criterion.

iv. there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset: Bitcoin (BTC) raised no such concern and therefore satisfied this criterion.

v. for any other reason, in each case as determined by the Manager in its sole discretion: The Manager had no such reason and therefore, this Bitcoin (BTC) satisfied this criterion.

Following this analysis, it was determined that Bitcoin (BTC) should be included as a Fund Component.

Forked Assets

The Fund may from time to time hold positions in Forked Assets as a result of a fork, airdrop or similar event. Pursuant to the terms of the LLC Agreement, the Fund may take any lawful action necessary or desirable in connection with its ownership of Forked Assets. These actions may include (i) selling Forked Assets in the Digital Asset Markets and distributing the cash proceeds to shareholders, (ii) distributing Forked Assets in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible, (iii) irrevocably abandoning Forked Assets and (iv) holding Forked Assets until the subsequent Fund Rebalancing Period, at which point the Manager may take any of the foregoing actions. The Fund may also use Forked Assets to pay the Manager’s Fee and Additional Fund Expenses, if any, as discussed below under “—Fund Expenses.”

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

Prior to making any decision to retain a Forked Asset in the Fund, the Manager would analyze whether that asset should be deemed a security under the federal securities laws using the same process described under “—Fund Construction Criteria—DLCS Methodology—Inclusion of New Fund Components.”

For Forked Assets with respect to which the Manager takes an Affirmative Action to acquire such Forked Asset, the Manager currently expects that it would (a) distribute the Forked Asset in-kind to an agent on behalf of shareholders of record on a specified record date for sale by such agent or (b) monitor the Forked Asset from the date of the relevant fork, airdrop or similar event, or the date on which the Manager becomes aware of such event, leading up to, but not necessarily until, the subsequent Fund Rebalancing Period. In the case of option (a), the shareholders’ agent would attempt to sell the Forked Asset, and if the agent is able to do so, remit the cash proceeds, net of expenses and any applicable withholding taxes, to the relevant record date shareholders. There can be no assurance as to the price or prices for any Forked Asset that the agent may realize, and the value of the Forked Asset may increase or decrease after any sale by the agent. See “Description of the Shares—Forked Assets.”

In the case of option (b), leading up to the subsequent Fund Rebalancing Period, if the sale of such Forked Asset is economically and technologically feasible, the Manager currently expects to cause the Fund to sell such Forked Asset and use the cash proceeds to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. If the sale of a Forked Asset is either economically or technologically infeasible at the time of the next Fund Rebalancing Period, the Manager may cause the Fund to abandon or continue holding such Forked Asset until such time as the sale is economically and technologically feasible, as determined by the Manager, in its sole discretion. In addition, the Manager may determine that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio once it has been trading for three months and can thus meet the liquidity requirements of the DLCS Methodology. Should the Manager make such determination, the Manager may, in its discretion, cause the Fund to continue to hold the Forked Asset until such time as the Manager determines to sell or abandon the Forked Asset or to include the Forked Asset in the Fund’s portfolio as a Fund Component. In the case of abandonment of Forked Assets, the Fund would not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets.

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

There was no change to the Manager’s approach to Forked Assets as a result of the adoption of the DLCS Methodology.

Fiat Currencies

The Fund may also hold cash in U.S. dollars from time to time due to sales of digital assets during a Fund Rebalancing Period, sales of Forked Assets following a fork, airdrop or similar event or contributions of cash to the Fund, as described in more detail under “Description of the Fund—Creation of Shares.” The Manager does not currently expect to hold cash for a period of more than 90 days and intends to use any cash held by the Fund to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings during the next Fund Rebalancing Period. The foregoing notwithstanding, the Manager may, in its sole discretion, decide to cause the Fund to hold cash for longer than 90 days and to use any cash it holds for any other lawful purpose.

Rebalancing

Target Coverage Ratio Methodology

Under the Target Coverage Ratio Methodology, the Manager rebalanced the Fund’s portfolio on a quarterly basis beginning on the first business day of January, April, July and October of each year. In order to rebalance the Fund’s portfolio, the Manager (i) determined whether any Fund Components meet the Removal Criteria and should therefore be removed as Fund Components, (ii) determined whether any new digital assets meet the inclusion criteria and should therefore be included as Fund Components, (iii) determined whether the Target Coverage Ratio was met and (iv) determined how much cash and Forked Assets the Fund held. If a Fund Component was no longer eligible for inclusion in the Fund’s portfolio because it met the Removal Criteria, the Manager adjusted the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings. If a digital asset not then included in the Fund’s portfolio was newly eligible for inclusion in the Fund’s portfolio because it met the inclusion criteria or because its inclusion was necessary in order for the Fund’s portfolio to meet the Target Coverage Ratio, the Manager adjusted the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets. Such sales and purchases were typically executed to or from the Authorized Participant, as principal, or through the Authorized Participant, as broker.

During any rebalancing period, the Manager would also (i) decide whether to cause the Fund to sell or hold any Forked Assets then held by the Fund and (ii) generally cause the Fund to use the cash proceeds from the sale of any Forked Assets and any cash contributed to the Fund as the Forked Asset Portion or the Cash Portion to purchase additional tokens of all Fund Components then held by the Fund in proportion to their respective Weightings as determined during such rebalancing period.

Other than through the quarterly rebalancing described above, the Manager did not actively manage the Fund portfolio in response to price changes in the Fund Components held by the Fund at any given time.

Under the Target Coverage Ratio Methodology, each rebalancing period generally lasted between one and five business days.

DLCS Methodology

The Index Provider reviews the DLCS for rebalancing according to the DLCS Methodology quarterly during a period beginning 14 days before the second business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the DLCS Methodology to determine any changes to the Index Components and the Index Weightings, after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the DLCS and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the DLCS and should therefore be included as Fund Components, (iii) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer included in the DLCS, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the DLCS and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

The Manager will rebalance the Fund’s portfolio quarterly during a period beginning on the second business day of each January, April, July and October (each such period, a “Fund Rebalancing Period”). The Manager expects each Fund Rebalancing Period to last between one and five business days. The Manager will post on its website the new Fund Components and their respective Weightings at the end of each Fund Rebalancing Period based on the assessment described above. During each Fund Rebalancing Period, the Manager will halt creations (and if redemptions are then permitted, redemptions) of Shares. If a Fund Rebalancing Period ends prior to 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations on such business day and the Fund will create Shares in exchange for contributions of the then-current Fund Components in proportion to their respective Weightings as of the end of such Fund Rebalancing Period, as determined as of 4:00 p.m., New York time, on such business day in the manner set forth under “Description of the Fund—Creation of Shares.” If a Fund Rebalancing Period ends after 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations on the following business day.

There are two factors that drive changes in the market capitalization weighting of a Fund Component: (i) increases and decreases in the market price of a Fund Component, which occur daily as prices fluctuate in the digital asset market, and (ii) increases or decreases in the circulating supply of the Fund Component, which occur gradually over extended periods of time for a number of reasons, including in connection with mining or staking activity. Since the daily fluctuation in the market price of each Fund Component is the predominant driver of its market capitalization weighting, the Weighting of each Fund Component will generally dynamically adjust with the market, even without adjustments to such Fund Component’s Weighting, to account for gradual changes in supply. Therefore, the Manager does not expect the Index Provider to cause the DLCS to remove or add tokens of any Index Component during an Index Rebalancing Period, and accordingly the Manager generally does not expect the Fund to sell or purchase tokens of any Fund Component during a Fund Rebalancing Period other than in the event that (i) a Fund Component is eligible for removal, (ii) a new digital asset is eligible for inclusion, or (iii) the Fund holds cash either from contributions in connection with the creation of Baskets or as a result of the sale of any Forked Assets. However, should the Manager determine that the Weighting of a Fund Component does not accurately reflect its market capitalization due to, among other reasons, material increases or decreases in the circulating supply of such Fund Component that have not been accounted for over the course of prior Fund Rebalancing Periods, the Manager may cause the Fund to purchase or sell additional tokens of such Fund Component during a Fund Rebalancing Period to adjust such Fund Component’s Weighting.

During any Fund Rebalancing Period, the Manager will also (i) decide whether to cause the Fund to sell or hold any Forked Assets then held by the Fund and (ii) generally cause the Fund to use the cash proceeds from the sale of any Forked Assets and any cash contributed to the Fund as the Forked Asset Portion or the Cash Portion to purchase additional tokens of all Fund Components then held by the Fund in proportion to their respective Weightings as determined during such Fund Rebalancing Period.

Other than through the quarterly rebalancing described above, the Manager does not intend to actively manage the Fund portfolio in response to price changes in the Fund Components held by the Fund at any given time. Nevertheless, the Index Provider may remove a digital asset as an Index Component from the DLCS outside of the scheduled Index Rebalancing Period under extraordinary circumstances. In the event the Index Provider removes an Index Component outside of the quarterly rebalancing period, the Manager expects the Fund would rebalance and the relevant digital asset would be removed as a Fund Component as soon as practical.

Hypothetical Rebalancing Example

The following table illustrates the impact of the inclusion of a new digital asset in the Fund’s portfolio during a Fund Rebalancing Period under the DLCS Methodology. The table makes a number of assumptions, including that: (i) prior to the Fund Rebalancing Period, the Fund held two Fund Components, each with a weight of 50% of the Fund’s portfolio, (ii) the tokens for each Fund Component have the same value in U.S. dollars, (iii) the price of each Fund Component remains constant throughout the Fund Rebalancing Period, (iv) one digital asset is added to the Fund’s portfolio during the Fund Rebalancing Period and (v) following the Fund Rebalancing Period, each Fund Component has an equal weight in the Fund’s portfolio.

	Pre- Rebalancing Period	Post- Rebalancing Period
Fund Component 1
Hypothetical average price per Fund Component 1 held by the Fund	$10.00	$10.00
Hypothetical average weight of Fund Component 1 in the Fund	50.00%	33.33%
Hypothetical number of units of Fund Component 1 in the Fund	5.00	3.33
Hypothetical contribution of Fund Component 1 to Digital Asset Holdings per Share (before fees)	$50.00	$33.33
Hypothetical units of Fund Component 1 bought (sold) during Fund Rebalancing Period	—	(1.67)
Fund Component 2
Hypothetical average price per Fund Component 2 held by the Fund	$10.00	$10.00
Hypothetical average weight of Fund Component 2 in the Fund	50.00%	33.33%
Hypothetical number of units of Fund Component 2 in the Fund	5.00	3.33
Hypothetical contribution of Fund Component 2 to Digital Asset Holdings per Share (before fees)	$50.00	$33.33
Hypothetical units of Fund Component 2 bought (sold) during Fund Rebalancing Period	—	(1.67)
Fund Component 3
Hypothetical average price per Fund Component 3 held by the Fund	—	$10.00
Hypothetical average weight of Fund Component 3 in the Fund	—	33.33%
Hypothetical number of units of Fund Component 3 in the Fund	—	3.33
Hypothetical contribution of Fund Component 3 to Digital Asset Holdings per Share (before fees)	—	$33.33
Hypothetical units of Fund Component 3 bought (sold) during Fund Rebalancing Period	—	3.33
Hypothetical Digital Asset Holdings per Share (before fees)	$100.00	$100.0

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of June 30, 2022, each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.6880 of one ADA, 0.0070 of one SOL, 0.0207 of one DOT, 0.0056 of one AVAX, 0.0015 of one LTC, 0.0147 of one UNI, 0.0100 of one LINK, and 0.0004 of one BCH. Effective July 1, 2022, the Manager adopted the DLCS Methodology and adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase new Fund Components in accordance with the DLCS Methodology. As of the end of the day on July 7, 2022, each Share represented 0.0004 BTC, 0.0026 ETH, 0.7161 ADA, 0.0073 SOL, and 0.0060 AVAX. The logistics of accepting, transferring and safekeeping of digital assets are dealt with by the Manager and the Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security. The Shares have certain other key characteristics, including the following:

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

Other than through the quarterly rebalancing described under “—Rebalancing” above, the Manager has not, and does not, intend to actively manage the Fund portfolio in response to price changes in the Fund Components held by the Fund at any given time.

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

Secondary Market Trading

While the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components as determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Digital Asset Holdings per Share. The amount of the discount or premium in the trading price relative to the Digital Asset Holdings per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Exchanges. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Exchanges. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Exchange is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Digital Asset Industry and Market

Digital assets are created and transmitted through the operations of peer-to-peer Digital Asset Networks, which are decentralized networks of computers that operate on cryptographic protocols. No single entity owns or operates any Digital Asset Network, the infrastructure of which is collectively maintained by a decentralized user base. Digital Asset Networks allow people to exchange tokens of value, which are recorded on public transaction ledgers known as blockchains.

Digital Asset Networks are decentralized and do not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of their tokens. Rather, such digital assets are created and allocated by the Digital Asset Network’s protocol, for example through a “mining,” “staking” or other validating process. Most commonly, new digital assets are created and awarded to the miners, stakers or validators of a block in the digital asset’s blockchain for verifying transactions. In other instances, all of the Digital Asset Network’s tokens are created upon the Digital Asset Network’s launch and may be used to pay transaction fees to validators. See “Market Participants—Miners and Validators” for more detail. A digital asset’s blockchain is effectively a decentralized database that includes all blocks that have been mined by miners, stakers or validators and it is updated to include new blocks as they are mined. Each digital asset transaction is broadcast to the Digital Asset Network and, when included in a block, recorded in the digital asset blockchain. As each new block records outstanding digital asset transactions, and outstanding transactions are settled and validated through such recording, the digital asset blockchain represents a complete, transparent and unbroken history of all transactions of the Digital Asset Network.

The value of a digital asset is determined by the supply of and demand for such digital asset on Digital Asset Exchanges or in private end-user-to-end-user transactions. Digital assets can be used to pay for goods and services or can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges or in individual end-user-to-end-user transactions under a barter system. Additionally, digital assets can be used to pay for transaction fees to miners, stakers or validators for verifying transactions on the Digital Asset Network. Digital Asset Networks can also be used for more complex purposes. For example, various digital asset networks allow users to run smart contracts, which are general purpose code that autonomously executes on every computer on the relevant network and can instruct the transmission of information and value to facilitate, verify and enforce the negotiation and performance of contracts. On decentralized finance or “DeFi” applications, digital assets are also employed in financial services transactions such as borrowing, lending, custodying, trading, derivatives, asset management and insurance, without the intermediation of a central trusted party such as a bank, custodian, broker-dealer, securities exchange, investment adviser, clearinghouse or transfer agent.

Composition of the Digital Asset Market

As of June 30, 2022, there were over 20,000 digital assets tracked by CoinMarketCap.com, one of the most widely used price aggregators for digital assets. Prior to July 1, 2022 and for the year ended June 30, 2022, the Fund used information from CoinMarketCap.com for purposes of calculating compliance with the Fund’s Target Coverage Ratio.

Effective July 1, 2022, the DLCS Methodology, and therefore the Fund, uses information that the Index Provider obtains directly from exchanges and other service providers for purposes of assessing the total market capitalization of each Index Component and therefore each Fund Component.

Market capitalization of a digital asset is calculated by multiplying the existing reference price of the digital asset by the current circulating supply.

The first digital asset to gain mass adoption was Bitcoin. Bitcoin is currently the largest digital asset with a market capitalization of $377.5 billion as of June 30, 2022 and is widely considered the most prominent digital asset.

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

For example, Zcash (ZEC), Monero, Dash and Horizen (ZEN) are examples of digital assets whose primary differentiating attributes revolve around enhanced levels of confidentiality and privacy as compared to Bitcoin. On the other hand, for example, Ethereum and Ethereum Classic’s distinguishing characteristic is that they allow users to program smart contracts that can run on their networks. A smart contract is general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. The use of smart contracts on the Ethereum and Ethereum Classic networks, for example, is one of a number of projects intended to expand the application of blockchain technology beyond just a peer-to-peer money system.

As of June 30, 2022, total market-capitalization according to CoinMarketCap.com was approximately $778.8 billion, excluding tokens pegged to other assets, of which the digital assets held by the Fund represented approximately 71.7%, or $558.1 billion of the digital asset market. As of June 30, 2022, pursuant to the Target Coverage Ratio, the respective portfolio weighting of each Fund Component was 67.7% Bitcoin, 23.1% Ethereum, 2.8% Cardano, 2.0% Solana, 1.3% Polkadot, 0.8% Avalanche, 0.7% Litecoin, 0.6% Uniswap, 0.6% Chainlink, and 0.4% Bitcoin Cash.

As of July 7, 2022, total market capitalization of the digital asset market, as determined by the Index Provider, was approximately $772.6 billion. The market value of the digital assets held by the Fund represented approximately 77.5%, or $598.4 billion. The top digital assets by market capitalization that met the DLCS Methodology as of July 7, 2022 are detailed below:

Asset	Symbol	Market Cap (billions)	Market Share (%)	Circulating Supply (millions)	Maximum Supply (millions)
Bitcoin	BTC	$413.0	53.5%	19.1	21
Ethereum	ETH	$150.3	19.5%	121.5	N/A
Cardano	ADA	$16.2	2.1%	16,214.1	45,000
Solana	SOL	$13.2	1.7%	13,242.8	N/A
Avalanche	AVAX	$5.7	0.7%	5,726.9	720

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

Development on the Ethereum network and other smart contract platforms involves building more complex tools on top of smart contracts, such as decentralized apps (DApps) and organizations that are autonomous, known as decentralized autonomous organizations (DAOs). For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

Moreover, the Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of June 30, 2022, a majority of digital assets were built on the Ethereum network, with such assets representing a significant amount of the total market value of all digital assets.

The Ethereum network currently operates on a proof-of-work model and the supply of new ETH is mathematically controlled so that the number of ETH grows at a limited rate pursuant to a pre-set schedule. ETH issuances are currently capped at 16 million ETH per year or 2 ETH per block, but there is no aggregate cap on the total number of ETH outstanding. On August 4, 2021, the Ethereum network was upgraded via the London fork which notably contained EIP-1559, a protocol upgrade that implemented an ETH burn on every mined block. Since the implementation, over 2.6 million ETH have been burned resulting in a 56% reduction in new token issuance. The upgrade has also made ETH blocks deflationary at times, meaning more than 2 ETH were burned in a single block. The Ethereum network is and has been for a number of years making wholesale changes to its underlying protocol. Once these changes are finalized (referred to as “the Merge”), which is anticipated to occur in mid-September 2022, and the Ethereum network is intended to transition to a proof-of-stake model. The Merge may result in a hard fork of the Ethereum Network.

More recently, the Ethereum network and other smart contract platforms have been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives, asset management and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. As of June 30, 2022, approximately 30 million ETH were locked up as collateral on DeFi platforms.

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

Solana

The Solana protocol introduced the Proof-of-History (“PoH”) consensus mechanism as an alternative to Proof-of-Stake (“PoS”) and Proof-of-Work (“PoW”) blockchains like Ethereum. PoH is a consensus mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over traditional PoW and PoS networks, which rely on sequential production of blocks and can lead to delays caused by validator confirmations. PoH is a new blockchain technology that is not widely used. PoH may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying PoH, including flaws that affect functionality of the Solana network or make the network vulnerable to attack

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper. Development of the Solana network is overseen by the Solana Foundation, a Swiss non-profit organization, and Solana Labs, Inc., a Delaware corporation, which administered the original network launch and token distribution. Smart contract operations are executed on the Solana blockchain in exchange for payment of SOL.

On September 14, 2021, the Solana network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. The Solana Network has also experienced significant disruptions throughout 2022—for example, in January, April, May and June. In February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana networks led to a $320 million theft of Ethereum. In August 2022, over 8,000 internet-connected “hot” Solana wallets were hacked, with millions of dollars’ worth of various digital assets stolen. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. The development of the Solana network is ongoing and any further disruption could have a material adverse effect on the value of SOL.

Avalanche

The Avalanche network was designed to allow users to write and implement smart contracts. Smart contract operations are executed on the Avalanche blockchain in exchange for payment of AVAX. Like the Ethereum network, the Avalanche network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Avalanche network uses a variation of a PoS consensus protocol. Unlike with other blockchains, whereby every validator node validates every transaction, each Avalanche validator is only required to validate what is known as the “Primary Network.” The Primary Network in turn secures the following three blockchains, which are each dedicated to a specific use and, together with the Primary Network, comprise the core Avalanche infrastructure: the Exchange (X) Chain, on which AVAX and other assets exist and are traded; the Platform (P) Chain, which coordinates validators and creates subnets (as defined below); and the Contract (C) Chain, which executes smart contracts.

Whereas all validators are required to validate the Primary Network and the three blockchains described above, active validators of the Primary Network may additionally elect to validate certain non-core blockchains (i.e., blockchains that are not fundamental to or necessary for the Avalanche Network to operate) of the Avalanche Platform. Avalanche uses a dynamic set of validators to validate the non-core blockchains (each such set of validators, a “subnet”). This integration functionality is intended to allow Avalanche users to tokenize and transact in any digital asset. Avalanche is reportedly one of the fastest networks when measured by transaction time-to-finality at relatively low transaction costs. The Avalanche Network was founded by Professor Emin Gün Sirer, a professor at Cornell University and launched in September 2020.

Forks and Airdrops

A “hard fork” of a Digital Asset Network occurs when there is a disagreement among users and validators or miners over modifications to a Digital Asset Network, which are typically made through software upgrades and subsequently accepted or rejected through downloads or lack thereof of the relevant software upgrade by users. If less than a substantial majority of users and validators or miners consent to a proposed modification, and the modification is not compatible with the software prior to its modification, a fork in the blockchain results, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork is the existence of two versions of the relevant Digital Asset Network running in parallel, yet lacking interchangeability. After a fork, holders of the original digital asset typically end up holding equal amounts of the original digital asset and the new digital asset.

For example, in July 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the speed and number of transactions that the Bitcoin network can process in a given time interval (i.e., transaction throughput).

Forks may also occur after a significant security breach. For example, in June 2016, a smart contract developed and deployed on the Ethereum network was hacked and approximately $60 million worth of ETH were stolen, which resulted in most participants in the Ethereum ecosystem electing to adopt a hard fork that effectively reversed the hack. However, a minority of users continued to develop the old blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain referred to as “ETC”. Ethereum Classic remains traded on several Digital Asset Exchanges.

Additionally, a fork could be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run for any given digital asset. Such a fork could adversely affect the digital asset’s viability. It is possible, however, that a substantial number of users and validators or miners could adopt an incompatible version of the network while resisting community-led efforts to merge the two chains, resulting in a permanent fork.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free simply by virtue of having held the original digital asset at a certain point in time leading up to the airdrop. For example, in September 2020, the developers of UNI announced that anyone that had participated in a transaction on the Uniswap protocol as of September 1, 2020 could claim 400 UNI.

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

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, digital assets are traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro, or by the digital asset Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

Effective as of July 5, 2022, upon adoption of the DLCS Methodology and following the Reference Rate Provider’s quarterly review of the Digital Asset Reference Rates, the Digital Asset Exchanges included in the Digital Asset Reference Rates are Coinbase Pro, FTX.US, Kraken, LMAX Digital, and Binance.US. As further described below, the Manager believes that each of these Digital Asset Exchanges takes steps to comply with applicable U.S. federal and state licensing requirements and practices regarding AML and KYC regulations.

Coinbase Pro: A U.S.-based exchange registered as a money services business (“MSB”) with FinCen and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states.

FTX.US: A U.S.-based exchange registered as an MSB with FinCen and licensed as a money transmitter in various U.S. states. FTX.US does not hold a BitLicense.

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

The below tables reflect the trading volume in Fund Components and market share of the Fund Component-U.S. dollar trading pairs of each of the Digital Asset Exchanges included in the Digital Asset Reference Rates as of July 5, 2022 upon adoption of the DLCS Methodology from February 1, 2018 (date of the first Creation Basket of the Fund) to July 5, 2022, unless otherwise stated:

Bitcoin Exchanges included in the Digital Asset Reference Rate as of July 5, 2022(1)	Volume (BTC)	Market Share(2)
Coinbase Pro	25,214,303	25.72%
Kraken	9,280,062	9.46%
LMAX Digital	7,282,050	7.43%
Total U.S. Dollar-BTC trading pair	41,776,415	42.61%

(1)
Prior to July 1, 2022, Bitcoin held by the Fund was calculated by reference to an Index Price. The Digital Asset Exchanges used to calculate the Index Price prior to July 1, 2022 were Coinbase Pro, Bitstamp, Kraken and LMAX Digital. From February 1, 2018 (date of the first Creation Basket of the Fund) to June 30, 2022, using data reported by each Reference Rate Provider, Bitstamp’s volume was 11,747,661 and its market share was 12.00% as of June 30, 2022.
(2)
Market share is calculated using trading volume (in Bitcoin) provided by the Reference Rate Provider which include, Coinbase Pro, Kraken and LMAX Digital, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate including Bitstamp, Binance.US (data included from April 1, 2020), Bitfinex, Bitflyer (data included from December 24, 2018), Bittrex (data included from July 31, 2018), Eris X (data included from October 1, 2020), FTX.US (data included from July 1, 2021), Gemini, itBit, and OKCoin.

Ethereum Exchanges included in the Digital Asset Reference Rate as of July 5, 2022(1)	Volume (ETH)	Market Share(2)
Coinbase Pro	295,582,502	30.71%
Kraken	117,610,610	12.22%
LMAX Digital	54,773,575	5.69%
Total U.S. Dollar-ETH trading pair	467,966,687	48.62%

(1)
Prior to July 1, 2022, Ethereum held by the Fund was calculated by reference to an Index Price. The Digital Asset Exchanges used to calculate the Index Price prior to July 1, 2022 were Coinbase Pro, Bitstamp, Kraken and LMAX Digital. From February 1, 2018 (date of the first Creation Basket of the Fund) to June 30, 2022, using data reported by each Reference Rate Provider, Bitstamp’s volume was 70,490,999 and its market share was 7.34% as of June 30, 2022.
(2)
Market share is calculated using trading volume (in ETH) provided by the Reference Rate Provider which include, Coinbase Pro, Kraken and LMAX Digital, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate including Bitsamp, Binance.US (data included from April 1, 2020), Bitfinex, Bittrex (data included from July 31, 2018), Eris X (data included from October 1, 2020), FTX.US (data included from July 1, 2021), Gemini, OKCoin (data included from December 25, 2018), and itBit (data included from December 27, 2018).

Cardano Exchanges included in the Digital Asset Reference Rate as of July 5, 2022(1)(2)	Volume (ADA)	Market Share(3)
Coinbase Pro	36,097,302,597	70.89%
Binance.US	7,052,144,585	13.85%
Kraken	5,648,078,638	11.09%
Total U.S. Dollar-ADA trading pair	48,797,525,820	95.83%

(1)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Target Coverage Ratio Methodology. As such, the table reflects the trading volume in ADA and market share of the ADA-U.S. dollar trading pairs of each of the Digital Asset Exchanges eligible for inclusion in the Digital Asset Reference Rates from July 1, 2021 to July 5, 2022, using data reported by the Reference Rate Provider.
(2)
Prior to July 1, 2022, Cardano held by the Fund was calculated by reference to an Index Price. The Digital Asset Exchanges used to calculate the Index Price prior to July 1, 2022 were Coinbase Pro, Kraken, and Binance.US.
(3)
Market share is calculated using trading volume (in ADA) provided by the Reference Rate Provider which include, Coinbase Pro, Kraken and Binance.US, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate including Bittrex, Bifinex (data included from July 1, 2021), OKCoin (data included from March 22, 2022), and Bitstamp (data included from November 24, 2021).

Solana Exchanges included in the Digital Asset Reference Rate as of July 5, 2022(1)(2)	Volume (SOL)	Market Share(3)
Coinbase Pro	462,583,837	66.80%
Kraken	67,077,864	9.69%
FTX.US	65,322,851	9.43%
Total U.S. Dollar-SOL trading pair	594,984,552	85.92%

(1)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) in accordance with the Target Coverage Ratio Methodology. As such, the table reflects the trading volume in SOL and market share of the SOL-U.S. dollar trading pairs of each of the Digital Asset Exchanges eligible for inclusion in the Digital Asset Reference Rates from October 1, 2021 to July 5, 2022, using data reported by the Reference Rate Provider.
(2)
Prior to July 1, 2022, Solana held by the Fund was calculated by reference to an Index Price. The Digital Asset Exchanges used to calculate the Index Price prior to July 1, 2022 were Coinbase Pro, Kraken and Binance.US. From October 1, 2021 to June 30, 2022, using data reported by each Reference Rate Provider, Binance.US’s volume was 57,586,544 and its market share was 8.49% as of June 30, 2022.
(3)
Market share is calculated using trading volume (in SOL) provided by the Reference Rate Provider which include, Coinbase Pro, FTX.US, and Kraken, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Digital Asset Reference Rate including Binance.US, Bitfinex (data included from October 1, 2021), Gemini (data included from March 1, 2022), and OKCoin (data included from March 22, 2022).

Avalanche Exchanges included in the Digital Asset Reference Rate as of July 5, 2022(1)(2)	Volume (AVAX)	Market Share(3)
Coinbase Pro	144,595,056	76.95%
FTX.US	13,521,260	7.20%
Binance.US	12,088,155	6.43%
Total U.S. Dollar-AVAX trading pair	170,204,471	90.58%

(1)
Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche (AVAX) in accordance with the Target Coverage Ratio Methodology. As such, the table reflects the trading volume in AVAX and market share of the AVAX-U.S. dollar trading pairs of each of the Digital Asset Exchanges eligible for inclusion in the Digital Asset Reference Rates from April 5, 2022 to July 5, 2022, using data reported by the Reference Rate Provider.
(2)
Prior to July 1, 2022, Avalanche held by the Fund was calculated by reference to an Old Indicative Price. The Digital Asset Exchanges used to calculate the Old Indicative Price prior to July 1, 2022 were Coinbase Pro, Binance.US and Kraken. From April 5, 2022 to June 30, 2022, using data reported by each Reference Rate Provider, Kraken's volume was 8,360,537 and its market share was 4.64% as of June 30, 2022.
(3)
Market share is calculated using trading volume (in AVAX) provided by the Reference Rate Provider which include, Coinbase Pro, FTX.US, and Binance.US, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that were not included in the Digital Asset Reference Rate including Bitstamp, Bittrex, Bitfinex, and Kraken (data for all exchanges included from April 5, 2022).

The domicile, regulation and legal compliance of the Digital Asset Exchanges used to determine the Digital Asset Reference Rates vary. For example, in 2017, the Reference Rate Provider removed two then-Constituent Exchanges from the Digital Asset Reference Rates in effect at the time—OKCoin and Bitfinex. OKCoin was removed after it suspended withdrawals of Bitcoin following a statement from the People’s Bank of China that instructed institutions not to provide cryptocurrency-related banking services. The Reference Rate Provider also removed Bitfinex, after it announced an indefinite pause on USD withdrawals and deposits on its exchange. Information regarding each Digital Asset Exchange may be found, where available, on the websites for such Digital Asset Exchanges, among other places.

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

For example, based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2022, the maximum differential between the 4:00 p.m., New York time spot price of Bitcoin on any single Digital Asset Exchange used to calculate the Index Price for Bitcoin used prior to the adoption of the DLCS Methodology was 0.21% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Index Price for Bitcoin used prior to the adoption of the DLCS Methodology was 0.19%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Index Price for Bitcoin used prior to the adoption of the DLCS Methodology was 0.0002%. Further, on any given day during the twelve months ended June 30, 2022, the maximum differential between the 4:00 p.m., New York time spot price of Ethereum on any single Digital Asset Exchange used to calculate the Index Price for Ethereum used prior to the adoption of the DLCS Methodology was 0.34% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Index Price for Ethereum used prior to the adoption of the DLCS Methodology was 0.28%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Index Price for Ethereum used prior to the adoption of the DLCS Methodology was 0.0001%. All Digital Asset Exchanges that were used to calculate the relevant Digital Asset Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the relevant Digital Asset Reference Rate, investors may lose confidence in the Shares’ ability to track the market price of Fund Components.

On any given day from July 1, 2022 to August 25, 2022, based on data provided by the Reference Rate Provider, the maximum differential between the 4:00 p.m., New York time spot price of Bitcoin on any single Digital Asset Exchange used to calculate the Indicative Price for Bitcoin pursuant to the adoption of the DLCS Methodology was 3.99% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Indicative Price for Bitcoin pursuant to the adoption of the DLCS Methodology was 3.97%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Indicative Price for Bitcoin pursuant to the adoption of the DLCS Methodology was 0.01%. Further, on any given day during the period from July 1, 2022 and August 25, 2022, the maximum differential between the 4:00 p.m., New York time spot price of Ethereum on any single Digital Asset Exchange used to calculate the Indicative Price for Ethereum pursuant to the adoption of the DLCS Methodology was 8.04% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Indicative Price for Ethereum pursuant to the adoption of the DLCS Methodology was 7.99%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Indicative Price for Ethereum pursuant to the adoption of the DLCS Methodology was 0.16%. All Digital Asset Exchanges that were used to calculate the relevant Digital Asset Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the relevant Digital Asset Reference Rate, investors may lose confidence in the Shares’ ability to track the market price of Fund Components.

Digital Asset Reference Rates

The Fund values its digital assets for operational purposes by reference to Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Each Digital Asset Reference Rate is a U.S. dollar- or BTC-denominated composite reference rate for the price of the applicable digital asset.

Historically, the Digital Asset Reference Rate for each Fund Component at any time has been the Index Price for such Fund Component, if the Reference Rate Provider in its sole discretion determined that it was able to determine such Index Price, or if not, the Old Indicative Price for such Fund Component as of 4:00 p.m., New York time, on the most recent business day, as determined by the Reference Rate Provider.

•
The “Old Indicative Price” is a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from the Constituent Exchanges.
•
The “Index Price” is determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Old Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume for such Fund Component at each venue relative to the observable set. The Reference Rate Provider is able to calculate the Index Price for a particular Fund Component if the Reference Rate Provider determines in its sole discretion that sufficient current and historical trade data inputs exist for such Fund Component in order to generate such Index Price using the Reference Rate Provider’s algorithms.

As of June 30, 2022, the Digital Asset Reference Rate for each Fund Component was an Index Price, except for DOT and AVAX, for which an Old Indicative Price was used.

Effective July 1, 2022, upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component is the reference rate used by the Index Provider to constitute the DLCS. As of July 1, 2022, the Digital Asset Reference Rate used by the Index Provider for each Index Component is a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 60-minute period derived from data collected from Constituent Exchanges (such price, an “Indicative Price”). As such, as of July 1, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price.

The Index Provider may use Index Prices as the reference rate for an Index Component in the future, and if it does so, then the Manager will use an Index Price for the relevant Fund Component. The Manager expects that such Index Price would be calculated in the same manner as described above, except that it would cleanse and compile trade data used to determine the Indicative Price, instead of the Old Indicative Price.

The Manager believes the Reference Rate Provider’s selection process for Constituent Exchanges described below as well as, in the case of Index Prices, the methodology of each Index Price’s algorithm described below provides a more accurate picture of digital asset price movements than a simple average of Digital Asset Exchange spot prices, and that the weighting of digital asset prices on the Constituent Exchanges limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the digital asset spot market. By referencing multiple trading venues and weighting them based on trade activity, the Manager believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

Constituent Exchange Selection

The Constituent Exchanges used to derive Digital Asset Reference Rates are selected by the Reference Rate Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below:

•
Sufficient liquidity;
•
Appropriate trading opportunities;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership;
•
Applicable legal and regulatory compliance;
•
Must be a US-domiciled exchange or a non-US domiciled exchange that is able to service US investors;
•
Must offer programmatic spot trading of the trading pair;
•
Reliably publish trade prices and volumes on a real-time basis through APIs;
•
No undisclosed restrictions on deposits or withdrawals from user accounts;
•
Must have a publicly known ownership entity; and
•
Compliance with applicable U.S. federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations and other policies designed to comply with relevant regulations that might apply to it, or its users based on relevant jurisdiction.

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

The Reference Rate Provider may change the trading venues that are used to calculate a Digital Asset Reference Rate or otherwise change the way in which a Digital Asset Reference Rate is calculated at any time. For example, the Reference Rate Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the criteria described above. The Reference Rate Provider does not have any obligation to consider the interests of the Manager, the Fund, the shareholders, or anyone else in connection with such changes. While the Reference Rate Provider is not required to publicize or explain the changes or to alert the Manager to such changes, it has historically notified the Fund of any material changes to the Constituent Exchanges, including any additions or removals of the Constituent Exchanges, in addition to issuing press releases in connection with the same in accordance with its index review and index change communication policies. The Manager will notify investors of any such material event by filing a current report on Form 8-K. Although the Digital Asset Reference Rate methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Reference Rate Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of Digital Asset Reference Rates

Effective as of July 1, 2022 all of the Digital Asset Reference Rates are Indicative Prices.

The Indicative Price is calculated by multiplying the average price on each Constituent Exchange by the trading volume on such Constituent Exchange for the prior 60 minutes as of 4:00 p.m., New York time, multiplied by the Constituent Exchange’s weighting based on trading volume relative to the other Constituent Exchanges included in the Reference Rate. Each Constituent Exchange is weighted relative to its share of trading volume to the trading volume of all Constituent Exchanges. As such, price inputs from Constituent Exchanges with higher trading volumes will be weighted more heavily in calculating the Indicative Price than price inputs from Constituent Exchanges with lower trading volumes. Price and volume inputs are weighted as received with no further adjustments made to the weighting of each exchange based on market anomalies observed on a Constituent Exchange or otherwise.

Illustrative Example

For purposes of illustration, outlined below is an example using a limited number of trades.

Venue	Average Price	Volume	Notional	Weight	Indicative Price Contribution
Exchange 1	999.12	800	799,296	53.33%	532.60
Exchange 2	997.23	500	498,615	33.33%	332.25
Exchange 3	996.65	200	199,330	13.33%	132.82
Indicative Price	—	1,500	1,497,241	—	997.67

The Index Provider may also use Index Prices as the reference rate for an Index Component in the future, and if it does so, then the Manager will use an Index Price for the relevant Fund Component. When a Digital Asset Reference Rate is an Index Price, the Reference Rate Provider applies an algorithm to the trade data used to determine the Indicative Price. Each Digital Asset Reference Rate’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Exchanges:

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
•
Inactivity Adjustment: Each Digital Asset Reference Rate algorithm penalizes stale activity from any given Constituent Exchange. When a Constituent Exchange does not have recent trading data, its weighting in the Reference Rate is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Exchange resumes, the corresponding weighting for that Constituent Exchange is gradually increased until it reaches the appropriate level.

•
Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Digital Asset Reference Rate only includes executed trades in its calculation. Additionally, each Digital Asset Reference Rate only includes Constituent Exchanges that charge trading fees in order to attach a real, quantifiable cost to any manipulation attempts.

The Reference Rate Provider formally re-evaluates the weighting algorithm quarterly, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate each Index Price is generally publicly available on the Index Provider’s website. Each Index Price is designed to limit exposure to trading or price distortion of any individual Digital Asset Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Exchanges.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate an Index Price for a digital asset. The Constituent Exchanges for the Index Price of the digital asset are Coinbase Pro, Kraken, LMAX Digital and Bitstamp. The Index Price algorithm, as described above, accounts for manipulation at the outset by only including data from executed trades on Constituent Exchanges that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Exchanges on the Index Price as follows:

•
Volume Weighting: Each Constituent Exchange will be weighted to appropriately reflect the trading volume share of the Constituent Exchange relative to all the Constituent Exchanges during this same period. For example, an average hourly weighting of 67.06%, 11.88%, 14.57% and 6.49% for Coinbase Pro, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Exchange’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Exchange’s trading engine represented a 14% influence on the trading price of the digital asset and then went offline for approximately two hours. The index algorithm automatically recognizes inactivity and de-weights that Constituent Exchange’s influence in the Index Price—for example, from 14% to 0%—until trading activity resumes. At which point it would re-weight the Constituent Exchange activity to a weight lower than its original weighting—for example, to 12%.
•
Price-Variance Weighting: Assume that for a one-hour period, the digital asset’s execution prices on one Constituent Exchange were trading more than 7% higher than the average execution prices on another Constituent Exchange. The algorithm will automatically detect the anomaly and reduce that specific Constituent Exchange’s weighting to 0% for that one-hour period, ensuring a reliable spot reference unaffected by the localized event.

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

If after such contact such Digital Asset Reference Rate remains unavailable or the Manager continues to believe in good faith that such Digital Asset Reference Rate does not reflect an accurate price for the relevant digital asset, the Manager will use the following cascading set of rules to calculate the Digital Asset Reference Rates for that Fund Component. For the avoidance of doubt, the Manager will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

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
2.
Digital Asset Reference Rate = The price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date (the “Secondary Digital Asset Reference Rate”). The Secondary Digital Asset Reference Rate is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). The Secondary Digital Asset Reference Rate is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Digital Asset Reference Rate for the relevant Fund Component becomes unavailable, or if the Manager determines in good faith that the Secondary Digital Asset Reference Rate does not reflect an accurate price for such Fund Component, then the Manager will, on a best efforts basis, contact the Secondary Reference Rate Provider to obtain the Secondary Digital Asset Reference Rate directly from the Secondary Reference Rate Provider. If after such contact the Secondary Digital Asset Reference Rate remains unavailable or the Manager continues to believe in good faith that the Secondary Digital Asset Reference Rate does not reflect an accurate price for such Fund Component, then the Manager will employ the next rule to determine the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.
3.
Digital Asset Reference Rate = The price set by the Fund’s principal market for the relevant Fund Component (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the relevant principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Manager via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Manager determines in good faith that the Tertiary Pricing Option does not reflect an accurate price for such Fund Component, then the Manager will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable after such contact or the Manager continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price for such Fund Component, then the Manager will employ the next rule to determine the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.
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

The Manager may, in its sole discretion, select a different reference rate provider, select a different indicative or index price provided by the Reference Rate Provider or calculate the Indicative Price or Index Price by using the cascading set of rules set forth above.

Forms of Attack Against Digital Asset Networks

All networked systems are vulnerable to various kinds of attacks. As with any computer network, Digital Asset Networks contain certain flaws. For example, each Digital Asset Network of the Fund Components is vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for the applicable digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate such digital asset’s blockchain. Any future attacks on the digital assets held by the Fund could negatively impact the perceptions of the relevant Digital Asset Networks, the value of the fund components, and the value of the Shares.

In addition, many Digital Asset Networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of digital assets. Any similar attacks on a Digital Asset Network of a Fund Component that impacts the ability to transfer such Fund Component could have a material adverse effect on the price of such Fund Component and the value of the Shares.

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

The significant increase in the number of miners supporting the operations of Digital Asset Networks and the associated increase in mining capacity in recent years have radically increased the difficulty of finding a valid hash on any given digital asset’s network. In some respects, hashing is akin to a mathematical lottery, and miners that have devices with greater processing power (i.e., the ability to make more hash calculations per second) are more likely to be successful miners. Currently, the likelihood that an individual acting alone will be able to be solve a block, and thus be awarded digital asset tokens, is extremely low. As a result, although there are individual miners, the vast majority of mining is undertaken by professional mining operations and mining “pools,” which are groups of multiple miners that act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the pool operator receives the digital asset reward and, after taking a nominal fee, splits the resulting amount among the pool participants based on the processing power they each contributed to solve for such block.

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

Proof-of-History

Proof-of-History is an alternative consensus mechanism to PoW and PoS. PoH is a consensus mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over traditional PoW and PoS networks, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

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

Competition

More than 20,000 other digital assets have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While digital assets, including the Fund Components, have enjoyed some success in their limited history, the aggregate value of outstanding Fund Components, excluding Bitcoin, is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets.

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

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Exchange Market, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

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

In August 2021, the chairman of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chairman expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chairman called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Fund and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Fund and the Shares—A determination that a digital asset is a “security” may adversely affect the value of such digital asset and the value of the Shares if such digital asset is a Fund Component” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Fund and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

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

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Fund and the Shares—Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.”

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

Private Funds Act Regulation

The Fund is registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”). The Cayman Islands Monetary Authority (the “Authority”) has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Regulation under the Private Funds Act will entail the filing of prescribed details and audited accounts annually with the Authority. As a regulated private fund, the Authority may at any time instruct the Fund to have its accounts audited and to submit them to the Authority within such time as the Authority specifies or to provide a one-off or periodic report to the Authority on certain matters requested by the Authority in the connection with the private fund in such form and within such time as the Authority specifies. In addition the Authority may ask the Manager to give the Authority such documents, statements or other information in respect of the Fund as the Authority may reasonably require to enable it to carry out its duty under the Private Funds Act.

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

Beneficial Ownership Regime

The Fund is registered as a private fund under the Private Funds Act and, accordingly, does not fall within the scope of the primary obligations under Part 12 of the Limited Liability Companies Act (As Revised) of the Cayman Islands (the “LLC Act”) (the “Beneficial Ownership Regime”). The Fund is therefore not required to maintain a beneficial ownership register. The Fund may, however, be required from time to time to provide, on request, certain particulars to other Cayman Islands entities which are within the scope of the Beneficial Ownership Regime and which are therefore required to maintain beneficial ownership registers under the Beneficial Ownership Regime. It is anticipated that such particulars will generally be limited to the identity and certain related particulars of (i) any person holding (or controlling through a joint arrangement) a majority of the voting rights in respect of the Fund; (ii) any person who is a member of the Fund and who has the right to appoint and remove a majority of the managers of the Fund; and (iii) any person who has the right to exercise, or actually exercises, dominant direct influence or control over the Fund.

Description of the Fund

The Fund was constituted on January 25, 2018 as a Cayman Islands limited liability company under the LLC Act. A Cayman Islands limited liability company is constituted by the filing with the Registrar of Limited Liability Companies a registration statement signed by or on behalf of any person forming the limited liability company and the payment of a registration fee.

From the date of registration, a limited liability company such as the Fund is considered a body corporate (with legal personality separate from that of its members from time to time) having the name contained in the certificate of registration, capable of exercising all the functions of a natural person of full capacity irrespective of any questions of corporate benefit and, without limitation, having perpetual succession, the capacity to sue and to be sued, defend legal proceedings in its name, and with power to acquire, hold and dispose of property and to incur liabilities and obligations but with such liability on the part of the members to contribute to the assets of the limited liability company in the event of its being wound up as provided pursuant to the LLC Act.

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

The Fund creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of a Basket will require the delivery to the Fund or of the Basket Amount, which is the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund, the Forked Asset Portion, if any, and the Cash Portion. See “—Creation of Shares” for more information on the calculation of the Basket Amount.

Although the redemption of Shares is provided for in the LLC Agreement, the redemption of Shares is not currently permitted and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program for the Fund, the Shares will be redeemable in accordance with the provisions of the LLC Agreement and the Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the value of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund Components, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value, from time to time.

Initially, each Share represented approximately 0.0005 BTC, 0.0030 ETH, 1.1941 XRP, 0.0005 BCH and 0.0017 LTC. As of June 30, 2022, each Share represents approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.6880 of one ADA, 0.0070 of one SOL, 0.0207 of one DOT, 0.0056 of one AVAX, 0.0015 of one LTC, 0.0147 of one UNI, 0.0100 of one LINK and 0.0004 of one BCH. Effective July 1, 2022, the Manager adopted the DLCS Methodology and adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase new Fund Components in accordance with the DLCS Methodology. As of the end of the day on July 7, 2022, each Share represented 0.0004 of one BTC, 0.0026 of one ETH, 0.7161 of one ADA, 0.0073 of one SOL, and 0.0060 of one AVAX. The number of Fund Components required to create or, if permitted, to redeem a Basket is expected to gradually decrease over time due to the transfer or sale of the Fund’s Fund Components to pay the Manager’s Fee and any Additional Fund Expenses. The Shares are restricted shares and Authorized Participants may sell the Shares they purchase from the Fund to other investors only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time. there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share” The Manager will determine the Fund’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Manager will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings of the Fund divided by the number of outstanding Shares. Each business day, the Manager will publish the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share on the Fund’s website, https://grayscale.com/products/grayscale-digital-large-cap-fund/, as soon as practicable after the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Manager. See “Valuation of Digital Assets and Determination of Digital Asset Holdings.”

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

The Manager has sole discretion to replace the DLCS with a different Large Cap index and sole discretion to replace the Index Provider with a different Large Cap index provider, and may replace either the DLCS or the Index Provider from time to time. In addition, the Manager may, in its sole discretion, select a different reference rate provider, select a different reference rate provided by the Reference Rate Provider, subject to the Manager’s obligations under the Index License Agreement, or calculate the Digital Asset Reference Rates by using the cascading set of rules set forth under “—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable”.

Distribution and Marketing Agreement

The Manager has entered into a Distribution and Marketing Agreement with Genesis Global Trading, Inc. (“Genesis”) to assist the Manager in developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website, https://grayscale.com/products/grayscale-digital-large-cap-fund/, executing a marketing plan for the Fund; and providing strategic and tactical research to the Fund on Digital Asset Markets.

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

Under the Custodian Agreement, each of the Custodian and the Fund has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Fund’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Fund’s, as the case may be, representations or warranties in the Custodian Agreement, or the Fund’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Fund has agreed to indemnify the Custodian with respect to any Forked Assets abandoned by the Fund and any tax liability relating thereto or arising therefrom.

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

Once each calendar year, the Manager or the Fund may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Fund and the Manager to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

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

In its capacity as distributor and marketer, Genesis assists the Manager in developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website; executing the marketing plan for the Fund; and providing strategic and tactical research to the Fund on the Digital Asset Markets. Genesis and the Manager are affiliates of one another.

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

Transfers of Fund Components to the Digital Asset Account will be available to the Fund once processed on the relevant blockchain.

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

Description of the Shares

The Fund is authorized under the LLC Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 100 Shares) in connection with creations. The Shares represent equal, fractional, undivided interest in, the profits, losses, distributions, capital and assets of and ownership of the Fund with such relative rights and terms as set out in the LLC Agreement. The Shares are quoted on OTCQX under the ticker symbol “GDLC.”

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

Forked Assets; Appointment of Agent

Pursuant to the terms of the LLC Agreement, the Fund may take any lawful action necessary or desirable in connection with its ownership of Forked Assets. These actions may include (i) selling in the Digital Asset Markets Forked Assets and distributing the cash proceeds to shareholders, (ii) distributing Forked Assets in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible, (iii) irrevocably abandoning Forked Assets and (iv) holding Forked Assets until the subsequent Fund Rebalancing Period, at which point the Manager may take any of the foregoing actions.

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

For Forked Assets with respect to which the Manager takes an Affirmative Action to acquire such Forked Asset, the Manager currently expects that it would (a) distribute the Forked Asset in-kind to an agent on behalf of shareholders of record on a specified record date for sale by such agent or (b) monitor the Forked Asset from the date of the relevant fork, airdrop or similar event, or the date on which the Manager becomes aware of such event, leading up to, but not necessarily until, the subsequent Fund Rebalancing Period.

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

In the case of option (b), leading up to the subsequent Fund Rebalancing Period, if the sale of such Forked Asset is economically and technologically feasible, the Manager currently expects to cause the Fund to sell such Forked Asset and use the cash proceeds to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. If the sale of a Forked Asset is either economically or technologically infeasible at the time of the next Fund Rebalancing Period, the Manager may cause the Fund to abandon or continue holding such Forked Asset until such time as the sale is economically and technologically feasible, as determined by the Manager, in its sole discretion. In addition, the Manager may determine that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio once it has been trading for three months and can thus meet the liquidity requirements of the DLCS Methodology. Should the Manager make such determination, the Manager may, in its discretion, cause the Fund to continue to hold the Forked Asset until such time as the Manager determines to sell or abandon the Forked Asset or to include the Forked Asset in the Fund’s portfolio as a Fund Component. In the case of abandonment of Forked Assets, the Fund would not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets.

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

Pursuant to Rule 144, a minimum six-month holding period applies to all Shares purchased from the Fund. Any increase in the number of Shares trading on OTCQX may cause the price of the Shares on OTCQX to decline.

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

The Fund Documents also provide procedures for the redemption of Shares. However, the Fund does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act. The Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Cayman Islands Monetary Authority and be regulated as a mutual fund under the Mutual Funds Law (As Revised) of the Cayman Islands.

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

An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount to the Authorized Participant. At this time, subscription amounts may be paid only in cash. After an Investor wires its cash, the Authorized Participant purchases digital assets in the Digital Asset Markets or, to the extent the Authorized Participant already holds the applicable digital assets, the Authorized Participant may contribute such digital assets to the Fund. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next Business Day’s Digital Asset Holdings and the risk of any price volatility in the digital assets during this time will be borne by the Authorized Participant.

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

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Manager and the Fund if the Manager or the Fund is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

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

At 4:00 p.m., New York time, on each business day (other than during a Fund Rebalancing Period) or as soon thereafter as practicable, the Manager will evaluate the digital assets held by the Fund and calculate and publish the Digital Asset Holdings of the Fund. The Digital Asset Holdings of the Fund will not be calculated during any Fund Rebalancing Period. To calculate the Digital Asset Holdings, the Manager will:

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

Expenses; Sales of Digital Assets

The Fund’s only ordinary recurring expense is expected to be the Manager’s Fee. From inception to January 1, 2021, the Manager’s Fee was 3.0%. Effective January 1, 2021, the Manager’s Fee was lowered to 2.5%. The Manager’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the Fund’s Digital Asset Holdings Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. For any day that is not a business day or in a Fund Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Fund from the most recent business day, reduced by the accrued and unpaid Manager’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighting for each Fund Component and dividing the resulting product for each Fund Component by the Digital Asset Reference Rate for such Fund Component on such day. We refer to the number of tokens of each Fund Component payable as the Manager’s Fee for any day as a “Fund Component Fee Amount.” For any day that is not a business day or during a Fund Rebalancing Period for which the Digital Asset Holdings Fee Basis Amount is not calculated, the amount of each Fund Component payable in respect of such day’s U.S. dollar accrual of the Manager’s Fee will be determined by reference to the Fund Component Fee Amount from the most recent business day. Payments of the Manager’s Fee will be made monthly in arrears.

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

	Year
	1	2	3
Digital Asset 1
Hypothetical average price per Fund Component 1 held by the Fund	$10.00	$10.00	$10.00
Hypothetical average weight of Fund Component 1 in the Fund	50.00%	50.00%	50.00%
Contribution of Fund Component 1 to Digital Asset Holdings per Share (before fees)	$5.00	$4.88	$4.75
Manager’s Fee	2.50%	2.50%	2.50%
Manager’s Fee Paid from Fund Component 1 on a per Share Basis	$0.13	$0.12	$0.12
Contribution of Fund Component 1 to Digital Asset Holdings per Share (after fees)	$4.88	$4.75	$4.63

Digital Asset 2
Hypothetical average price per Fund Component 2 held by the Fund	$10.00	$10.00	$10.00
Hypothetical average weight of Fund Component 2 in the Fund	50.00%	50.00%	50.00%
Contribution of Fund Component 2 to Digital Asset Holdings per Share (before fees)	$5.00	$4.88	$4.75
Manager’s Fee	2.50%	2.50%	2.50%
Manager’s Fee Paid from Fund Component 2 on a per Share Basis	$0.13	$0.12	$0.12
Contribution of Fund Component 2 to Digital Asset Holdings per Share (after fees)	$4.88	$4.75	$4.63

	Year
	1	2	3
Impact on Digital Asset Holdings
Hypothetical Digital Asset Holdings per Share for Fund (before fees)	$10.00	$10.00	$10.00
Manager’s Fee	2.50%	2.50%	2.50%
Shares of Fund, beginning	100,000.00	100,000.00	100,000.00
Hypothetical value of Fund Components in Fund	$1,000,000.00	$975,000.00	$950,625.00
Beginning Digital Asset Holdings of the Fund	$1,000,000.00	$975,000.00	$950,625.00
Value of Fund Components to be delivered to cover the Manager’s Fee	$25,000.00	$24,375.00	$23,765.63
Ending Digital Asset Holdings of the Fund	$975,000.00	$950,625.00	$926,859.38
Ending Digital Asset Holdings per Share	$9.75	$9.51	$9.27

Discretion of the Manager, Index Provider and Reference Rate Provider

The Manager has sole discretion to replace the DLCS with a different Large Cap index and sole discretion to replace the Index Provider with a different Large Cap index provider, and may replace either the DLCS or the Index Provider from time to time. The Index Provider has sole discretion over the DLCS Methodology and may change it from time to time. The current DLCS Methodology and current Index Components are available at the Index Provider’s public website, at https://www.coindesk.com/indices/dlcs/. The Reference Rate Provider has sole discretion over the determination of Digital Asset Reference Rates and may change the methodologies for determining the Digital Asset Reference Rates from time to time.

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
•
the Manager determines that the aggregate net assets of the Fund in relation to the expenses of the Fund make it unreasonable or imprudent to continue the Fund; or
•
the Manager determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Fund.

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

Account; Location of Digital Assets

The Fund’s Digital Asset Accounts are segregated custody accounts controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Fund Components, on the Fund’s behalf. Private key shards associated with the Fund Components are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Fund prior to changing the location of the private key shards, and therefore the Fund Components, to a location outside of the United States. The Digital Asset Accounts use offline storage, or cold storage, mechanisms to secure the Fund’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

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

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services provided by the Custodian. The Custodian has advised the Manager that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage of up to $320 million. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Fund Components, resulting from theft, including theft by employees of Coinbase or its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

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

Subject to certain exceptions in the Custodian Agreement, the Fund, the Manager and their authorized representatives will be able to access the Digital Asset Accounts via the Custodian’s website in order to check information about the Digital Asset Accounts, deposit digital assets to the Digital Asset Accounts or initiate a Custody Transaction (subject to the timing described above).
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

The Custodian Agreement further provides that the Fund’s and the Manager’s auditors or third-party accountants upon 30 days’ advance written notice, have inspection rights to inspect, take extracts from and audit the records maintained with respect to the Digital Asset Accounts. Such auditors or third-party accountants are not obligated under the Custodian Agreement to exercise their inspection rights.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Fund’s or the Manager’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place as the Fund or the Manager may reasonably request. The Custodian is obligated to notify the Fund and the Manager of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Fund and the Manager obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see "—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Fund, the Manager and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existence balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Fund may transfer a portion of its digital assets from one public key to another public key of the Fund.

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

Annual Certificate and Report

Once each calendar year, the Manager or Fund may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year.

Once each calendar year, the Fund and the Manager will be entitled to request that the Custodian provide a copy of its most recent SOC 1 and SOC 2 reports, which are required to be dated within one year prior to such request. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Manager and the Fund will be entitled to terminate the Agreement
.

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Fund all digital assets received by the Custodian. The Custodian is liable to the Manager and the Fund for the loss of any digital assets to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement, and the Custodian is required to return to the Fund a quantity equal to the quantity of any such lost digital assets. In addition, if the Fund or the Manager is unable to timely withdraw digital assets from the Digital Asset Accounts due to the Custodian’s systems being offline or otherwise unavailable for a period of 48 hours or more, the Custodian will use its best efforts to provide the Manager and the Fund with an amount of digital assets that is equivalent to any pending withdrawal amounts in order to permit the Manager and the Fund to carry on processing withdrawals.

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

Indemnity

Each of the Custodian and the Fund has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of the Custodian’s or the Fund’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Fund’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Fund’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Fund has agreed to indemnify the Custodian with respect to any Forked Assets abandoned by the Fund and any tax liability relating thereto or arising therefrom.

Fees and Expenses

The Custodian Fee is an annualized fee charged monthly that is a percentage of the Fund’s monthly assets under custody. Following the second anniversary of the Custodian Agreement, the fee may be adjusted by the Custodian with at least six months’ advance notice. Any changes to the fee will be agreed to by the Fund and the Manager and the Custodian in writing. To the extent the parties cannot reach an agreement regarding any modifications in pricing, either party may elect to terminate the Custodian Agreement.

It is the Fund’s and the Manager’s sole responsibility to determine whether, and to what extent, any taxes apply to any deposits or withdrawals conducted through the Custodial Services.

Term; Renewal

Subject to each party’s termination rights, the Custodian Agreement is for a term of two years. Thereafter, the Custodian Agreement automatically renews for successive terms of one year, unless either party elects not to renew, by providing no less than thirty days’ written notice to the other party prior to the expiration of the then-current term, or unless terminated earlier as provided herein.

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

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain. The Manager does not intend to request a ruling from the Internal Revenue Service (the “IRS”) on these issues. Rather, the Manager will cause the Fund will take positions that it believes to be reasonable. There can be no assurance that the IRS will agree with the positions the Fund takes, and it is possible that the IRS will successfully challenge the Fund’s positions.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the rules of the Code relating to foreign currency and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, although the Notice contemplates that rewards earned from "mining" will constitute taxable income to the miner, there is no guidance directly addressing rewards from Staking or amounts received in connection with digital assets lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. It is likely, however, that the IRS would assert that Staking or lending digital assets give rise to current, ordinary income. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital assets may be adverse to the Fund. For example, ownership of a digital assets could be treated as ownership in an entity, in which case the consequences of ownership of that digital assets would depend on the type and place of organization of the deemed entity. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for investors in the Fund and could have an adverse effect on the value of digital assets. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital assets that are not within the scope of the Notice.

The remainder of this discussion assumes that any digital assets that the Fund may hold are properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the rules with respect to foreign currency gain and loss.

U.S. Entity-Level Taxation of the Fund

The Fund has elected to be treated as a corporation for U.S. federal income tax purposes.

The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“effectively connected income”). There can, however, be no complete assurance in this regard. In particular, there is no guidance directly addressing the U.S. federal income taxation of Staking, Staking Consideration or lending digital assets, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business). If the Fund were treated as engaged in a trade or business in the United States during any taxable year, it would be required to file a U.S. federal income tax return for that year, regardless of whether it recognized any effectively connected income. If the Fund did not file U.S. federal income tax returns and were later determined to have engaged in a U.S. trade or business, it would generally not be entitled to offset its effectively connected income and gains against its effectively connected losses and deductions (and, therefore, would be taxable on its gross, rather than net, effectively connected income). If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

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

The Manager believes that, in general, gains and losses recognized by the Fund from the sale or other disposition of digital assets will be treated as capital gains or losses pursuant to the Notice. The Fund may sell digital assets for U.S. dollars or other fiat currency in connection with rebalancings, in order to divest itself of Forked Assets or to pay Additional Fund Expenses and in connection with its liquidation. In addition, the Fund’s payment of the Manager’s Fee or any Additional Fund Expenses through a transfer of digital assets, and any distribution of Forked Assets to the shareholders (or to an agent of the shareholders), will be treated for U.S. federal income tax purposes as a sale of the relevant digital assets for their fair market value on the date of such transfer or distribution, except that solely in the case of a distribution to the shareholders (or their agent), the Fund will not recognize any loss realized by it on such deemed sale. As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. In addition, any gain or loss the Fund recognizes on a disposition of a fiat currency other than the U.S. dollar will generally be treated as ordinary income or loss.

As discussed above, there is uncertainty with respect to many significant aspects of the U.S. federal income tax treatment of digital assets, including the timing and character of income earned as a result of Staking Activities or lending activities. If the IRS successfully challenges the Fund’s determination of its income, the Fund may be required to issue revised PFIC Annual Information Statements for prior taxable years, and U.S. Investors may be required to amend their tax returns for those years.

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

Governmental plans, non-U.S. plans and certain church plans, while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Fund under any such applicable similar laws or regulations before acquiring any Shares.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that the assets of an entity will not be deemed “plan assets” of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

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

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Manager, the distributor, any placement agent, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase (as described in clause (i), (ii) or (iii)) could result in a “prohibited transaction” under ERISA and the Code.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Fund are based on the provisions of ERISA and the Code as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE MANAGER OR ANY OTHER PARTY RELATED TO THE FUND THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN PLANS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR PLANS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN SHOULD CONSULT WITH HIS OR HER OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE FUND, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Fund’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the LLC Agreement.

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
•
a temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
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
•
the lack of an ongoing redemption program due to the holding period under Rule 144, and the Fund’s ability to halt creations from time to time, resulting in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates, and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share;
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
•
a determination that a digital asset is a “security” may adversely affect the value of such digital asset and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of the Fund, if such digital asset is a Fund Component;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
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
•
the potential discontinuance of the Manager’s continued services, which could be detrimental to the Fund; and
•
the Custodian’s possible resignation or removal by the Manager, which would trigger early termination of the Fund.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

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

The trading prices of many digital assets, including those held by the Fund, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including the Fund Components, over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices. These drawdowns notwithstanding, digital asset prices increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and to date in 2022.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. Moreover, digital asset platforms are relatively new and the Digital Asset Markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. Extreme volatility in the future, including further declines in the trading prices of the Fund Components, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the prices of the Fund Components and other digital assets, including a depreciation in value. The Fund is not actively managed and it will not take any actions to take advantage, or mitigate, the impacts of volatility in the price of Fund Components. For additional information that quantifies the volatility of the Fund Components, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Fund Component Prices.”

Digital assets were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets were only introduced within the past two decades, and some of the Fund Components were developed even more recently, and the medium- to long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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
•
Many Digital Asset Networks are in the process of implementing software upgrades and other changes to their protocols. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users, validators and/or miners in a Digital Asset Network could result in a “fork” or a “clone” in such network’s blockchain, resulting in the operation of multiple separate networks. See “Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares” for additional information.
•
Many Digital Asset Networks are in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of such network’s digital assets as well as such network’s other protocols. For example, many DeFi protocols built on smart contract platforms depend on a process known as “liquidity mining” to operate. Users who engage in liquidity mining contribute tokens to a network’s digital asset pools or interact with the protocol and receive tokens in proportion to their transaction activity. Decisions regarding liquidity mining in a Digital Asset Network, including decisions regarding liquidity mining reward amounts and distribution decisions, could lead to a decline in the support and price of such digital asset and the digital asset native to the smart contract platform on which the DeFi protocol operates.
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
•
Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Fund Components could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take a Fund Component, which would adversely affect the value of the Shares. Moreover, functionality of the Digital Asset Network of a Fund Component may be negatively affected such that it is no longer attractive to users, thereby dampening demand for such Fund Component. In addition, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets including the Fund Components and therefore adversely affect the value of the Shares.

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

The first digital asset, Bitcoin, was launched in 2009. Ethereum launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, Digital Asset Networks and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Bitcoin, Ethereum and a limited number of digital assets have only recently become selectively accepted by retail and commercial outlets, and use of digital assets by consumers remains limited. Banks and other established financial institutions may refuse to process funds for digital asset transactions; process wire transfers to or from Digital Asset Exchanges, digital asset related companies or service providers; or maintain accounts for persons or entities transacting in digital assets. As a result, the prices of digital assets are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept digital assets in the future. While the use of other digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, certain other digital assets held by the Fund generally have not yet been accepted in the same manner due to their infancy and because they may have a slightly different purpose than Bitcoin.
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
•
Certain privacy-preserving features have been or are expected to be introduced to a number of Digital Asset Networks. If any such features are introduced to the Digital Asset Networks of the digital assets held by the Fund, exchanges or businesses that facilitate transactions in digital assets on these networks may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
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

Smart contracts are programs that run on a blockchain that execute automatically when certain conditions are met. Several of the Fund Components are digital assets native to smart contract platforms. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of Ethereum from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain developers and core contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of Ethereum dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of Ethereum, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of Ethereum being indefinitely frozen in an account.

More recently, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana networks, led to a theft of $320 million worth of Ethereum.

Initial problems and continued problems with the development and deployment of smart contracts or smart contract platforms may have an adverse effect on the value of networks built on smart contract platforms or other digital assets that rely on smart contract technology, including digital assets held by the Fund.

Changes in the governance of a Digital Asset Network may not receive sufficient support from users, validators and/or miners, which may negatively affect that Digital Asset Network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin and Ethereum networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized Digital Asset Network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers. The core developers evolve over time, largely based on self-determined participation. The governance of certain tokens, including certain of the Fund Components, is managed more formally by token holders. Under these protocols, a dispersed group of individuals, rather than a single, centralized actor, are able to control network governance decisions. To the extent that a significant majority of users, validators and/or miners adopt amendments to a Digital Asset Network, such Digital Asset Network will be subject to new protocols that may adversely affect the value of the digital asset. If a significant majority of users, validators and/or miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on Digital Asset Networks.

Some smart contract platform networks, including several of the Fund Components’ networks, are supported by foundations and/or founding teams that influence the development of the networks’ protocol and could adversely affect the value of the Fund Component.

Many smart contract platform networks, including several of the Fund Components’ networks, are supported by foundations and/or founding teams. In contrast to protocols where network governance decisions are largely made by a decentralized group of individuals, the development of such smart contract platform protocols may be disproportionately influenced by these foundations and/or founding teams. For example, Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation support the Solana project and intend to advance the overall growth and development of the ecosystem. Therefore, Solana Labs and the Solana Foundation will generally have control over amendments to, and the development of, the Solana network protocol’s source code. To the extent Solana Labs and the Solana Foundation makes any amendments to the Solana network’s protocols, the Solana network will be subject to new protocols that may adversely affect the value of SOL. Several of the remaining Fund Components also have Foundations and/or founding teams that support the development of the Fund Components’ protocols and may have interests that are different than a shareholder’s and the decisions made by such foundations and/or founding teams could have an adverse effect on the value of the Fund Component.

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

Moreover, the smart contract platform protocols underlying some of the Fund Components were only recently conceived and the technologies underlying the protocols may not function as intended, which could have an adverse impact on the value of the Fund Components and an investment in the Shares. Smart contract platforms in particular rely on innovative scaling solutions designed to increase the efficiency of processing smart contract transactions. For example, the Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper, and introduced Proof-of-History transaction ordering, which is intended to improve the Proof-of-Stake consensus mechanism. PoH is intended to provide a transaction processing speed and capacity advantage over traditional PoS networks, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

These and similar scaling solutions are new technologies that are not widely used, and may not function as intended. These platforms may require more specialized equipment to participate in a network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying these technologies including flaws that affect functionality of the networks or make such network vulnerable to attack. For example, on September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. The Solana Network has also experienced significant disruptions throughout 2022—for example, in January, April, May and June.

The development of the networks underlying certain of the Fund Components is ongoing and any further disruption could have a material adverse effect on the value of the relevant Fund Components and an investment in the Shares. There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Digital Asset Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of any one digital asset could have an adverse effect on the market price of such digital asset.

Many digital assets have concentrated ownership. For example, as of June 30, 2022 the largest 100 BTC wallets held approximately 16% of the BTC in circulation, the largest 100 ETH wallets held approximately 40% of the ETH in circulation, the largest 100 ADA wallets held approximately 26% of the ADA in circulation, the largest 100 SOL wallets held approximately 31% of the SOL in circulation, the largest 100 DOT wallets held approximately 79% of the DOT in circulation, and the largest 100 AVAX wallets held approximately 71% of the AVAX in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of digital assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of certain digital assets with highly concentrated ownership.

If the digital asset awards and transaction fees for recording transactions on the Digital Asset Network of a Fund Component are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners and validators may cease expanding processing power or demand high transaction fees, which could negatively impact the value of the Fund Components and the value of the Shares.

If the digital asset awards or the transaction fees for recording transactions on the Digital Asset Network of a Fund Component are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners and validators may cease expending processing power to mine blocks and confirmations of transactions on the digital asset’s blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining and validating operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining and validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining or validating operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners and validators are more likely to immediately sell tokens earned by mining or validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners and validators on a Digital Asset Network could increase the likelihood of a malicious actor or botnet obtaining control. See “If a malicious actor or botnet obtains control of more than 50% of the processing power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain of such digital asset to adversely affect the value of the Shares or the ability of the Fund to operate.”
•
Miners and validators have historically accepted relatively low transaction confirmation fees on most Digital Asset Networks. If miners or validators demand higher transaction fees for recording transactions in a digital asset’s blockchain or a software upgrade automatically charges fees for all transactions on a Digital Asset Network, the cost of using such digital asset may increase and the marketplace may be reluctant to accept such digital asset as a means of payment. Miners or validators may demand higher transaction fees for a variety of reasons, including to compensate for reductions in the reward received for validating a block on a digital asset network as a result of the reward distribution policies of such digital asset network or due to any reductions in the rate of creation of new tokens included in the digital asset network's protocol.
•
Miners and validators could also collude in an anti-competitive manner to reject low transaction fees on a Digital Asset Network and force users to pay higher fees, thus reducing the attractiveness of the Digital Asset Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of a Digital Asset Network, the value of the Fund Component and the value of the Shares.
•
To the extent that any miners or validators cease to record transactions that do not include the payment of a transaction fee in mined and validated blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the blockchain of a digital asset until a block is mined by a miner, or validated by a validator, who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a Digital Asset Network.
•
Digital asset mining and validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining and validating operations. Additionally, miners and validators may be forced to cease operations during an electricity shortage or power outage.

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

Although there are no other known reports of malicious activity on, or control of, the networks of the digital assets currently held by the Fund, it is believed that certain mining pools have collectively exceeded the 50% threshold on some Digital Asset Networks, such as the Bitcoin network. The crossing of the 50% threshold indicates a greater risk that a single mining pool or small group of mining pools could exert authority over the validation of digital asset transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority, which could allow a government or government agency to regulate a significant number of miners and achieve control over a significant amount of processing power on a Digital Asset Network. To the extent that such events occur on the network of a digital asset held by the Fund, if the network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of mining processing power of such network, the feasibility of a malicious actor obtaining control of the processing power on such network will increase, which may adversely affect the value of the Shares.

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

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Many Digital Asset Networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users, validators and miners of the digital asset adopt the modification. When a modification is introduced and a substantial majority of users, validators and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users, validators and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the digital asset running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators and/or miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators and/or miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a network community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ethereum held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain referred to as ETC. ETC now trades on several Digital Asset Exchanges.

A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users, validators and/or miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users, validators and/or miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

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

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of digital assets at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Fund would be entitled to both versions of the digital asset running in parallel, the Manager will, as permitted by the terms of the LLC Agreement, determine which version of the digital asset is generally accepted as the network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Manager will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the shares. As an illustrative example of a digital asset hard fork, on July 15, 2016, holders of ETH voted on-chain to reverse The DAO hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016 the day after the first ETC block was mined. A clone may also adversely affect the price of a digital asset at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network with certain governance changes. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016.

The Ethereum network is in the process of implementing software upgrades and other changes to its protocol. For example, the Merge is anticipated to occur in mid-September 2022. The Merge is intended to implement a new iteration of Ethereum that would amend its consensus mechanism to include proof-of-stake, with the existing Ethereum network functioning as the execution layer. A Digital Asset Network’s consensus mechanism is a material aspect of its source code, and any failure to properly implement such a change could have a material adverse effect on the value of digital assets that rely on the Ethereum network, including any Fund Components, whether directly, in the case of blockchains that rely on the Ethereum network for their security, or indirectly in the case of assets native to other blockchain networks that may be “wrapped” and used extensively on Ethereum, and the value of the Shares.

A future fork in or clone of the network of a digital asset held by the Fund could adversely affect the value of the Shares or the ability of the Fund to operate.

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

Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right of the Fund to receive any such benefit and any such virtual currency acquired through such right as “Forked Assets.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Fund, from any such Forked Assets. For instance, the Custodian may not agree to provide access to the Forked Assets. In addition, the Manager may determine that there is no safe or practical way to custody the Forked Assets, or that trying to do so may pose an unacceptable risk to the Fund’s holdings in digital assets, or that the costs of taking possession and/or maintaining ownership of the Forked Assets exceed the benefits of owning the Forked Assets. Additionally, laws, regulation or other factors may prevent shareholders from benefitting from the Forked Asset even if there is a safe and practical way to custody and secure the Forked Assets. For example, it may be illegal to sell or otherwise dispose of the Forked Asset, or there may not be a suitable market into which the Forked Asset can be sold (immediately after the fork or airdrop, or ever). The Manager may also determine, in consultation with its legal advisers, that the Forked Asset is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Manager would irrevocably abandon, as of any date on which the Fund holding such Forked Asset creates Shares, such Forked Asset if holding it would have an adverse effect on the Fund and it would not be practicable to avoid such effect by disposing of the Forked Asset in a manner that would result in shareholders of the Fund receiving more than insignificant value thereof. In making such a determination, the Manager expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court's decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

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

Any name change and any associated rebranding initiative by the core developers of a digital asset may not be favorably received by the digital asset community, which could negatively impact the value of such digital asset and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on the relevant digital asset. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of the relevant digital asset and the value of the Shares.

The Digital Asset Networks of the digital assets held by the Fund have been and could in the future be used to facilitate illicit activities, and businesses that facilitate transactions in the Fund Components could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of the relevant Fund Components and the value of the Shares.

Digital asset networks have in the past been used to facilitate illicit activities. If a Digital Asset Network of a digital asset held by the Fund was used to facilitate illicit activities, businesses that facilitate transactions in such Fund Component could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such Fund Component could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant Fund Component, the attractiveness of the respective Digital Asset Network and an investment in the Shares of the Fund.

When the Authorized Participant sources digital assets in connection with the creation of the Shares, it directly faces its counterparty and, in all instances, the Authorized Participant follows policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by the Financial Crimes Enforcement Network and further overseen by the SEC and the Financial Industry Regulatory Authority (FINRA). In addition, the Authorized Participant is a virtual currency entity licensed by the New York State Department of Financial Services (“NYDFS”),which additionally subjects it to AML obligations.

In accordance with its regulatory obligations, the Authorized Participant conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, the Authorized Participant uses third-party services to screen prospective counterparties against various watch lists, including OFAC’s Specially Designated Nationals List and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Fund or the Authorized Participant were nevertheless to transact with such a sanctioned entity, the Sponsor, the Fund and the Authorized Participant would be at increased risk of potential criminal or civil lawsuits.

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
•
Manipulative trading activity on Digital Asset Exchanges, which, in many cases, are largely unregulated;
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

Digital Asset Exchanges are relatively new and, in many ways, unregulated. While many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. Furthermore, while Digital Asset Exchanges are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Exchanges do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of digital asset trading.

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic in nature, with specific focus on unlicensed exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets held by the Fund and/or negatively affect the market perception of the Fund Components.

In addition, over the past several years, some Digital Asset Exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Digital Asset Exchanges could be subject to abrupt failure with consequences for both users of Digital Asset Exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex, a large Digital Asset Exchange. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese Digital Asset Exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian Digital Asset Exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. Most recently in May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million.

Hacks have also occurred on other smart contract platforms, including on some of the networks underlying the Fund Components. For example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana networks, led to a theft of $320 million worth of ETH. The attack focused on the smart contract function that validated or approved the creation of new wrapped Ethereum on the Solana network, allowing the attacker to create new wrapped Ethereum without locking Ethereum in a smart contract backing it. In addition, in August 2022, over 8,000 internet-connected “hot” Solana wallets were hacked, with millions of dollars’ worth of various digital assets stolen.

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

Each Digital Asset Reference Rate has a limited history and is an average reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Reference Rate Provider. The Digital Asset Exchanges chosen by the Reference Rate Provider have also changed over time. Although each Digital Asset Reference Rate is designed to accurately capture the market price of the digital asset it tracks, third parties may be able to purchase and sell such digital assets on public or private markets not included among the constituent Digital Asset Exchanges of such Digital Asset Reference Rate, and such transactions may take place at prices materially higher or lower than the Digital Asset Reference Rate. Moreover, there have been variances in the prices of digital assets on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges, in the past. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Fund Component Prices.” To the extent such prices differ materially from the Digital Asset Reference Rates, investors may lose confidence in the Shares’ ability to track the market price of such digital asset, which could adversely affect the value of the Fund.

For example, based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2022, the maximum differential between the 4:00 p.m., New York time spot price of Bitcoin on any single Digital Asset Exchange used to calculate the Index Price for Bitcoin used prior to the adoption of the DLCS Methodology was 0.21% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Index Price for Bitcoin used prior to the adoption of the DLCS Methodology was 0.19%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Index Price for Bitcoin used prior to the adoption of the DLCS Methodology was 0.0002%. Further, on any given day during the twelve months ended June 30, 2022, the maximum differential between the 4:00 p.m., New York time spot price of Ethereum on any single Digital Asset Exchange used to calculate the Index Price for Ethereum used prior to the adoption of the DLCS Methodology was 0.34% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Index Price for Ethereum used prior to the adoption of the DLCS Methodology was 0.28%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Index Price for Ethereum used prior to the adoption of the DLCS Methodology was 0.0001%. All Digital Asset Exchanges that were used to calculate the relevant Digital Asset Reference Rate throughout the period were considered in this analysis.

From July 1, 2022 to August 25, 2022, based on data provided by the Reference Rate Provider, the maximum differential between the 4:00 p.m., New York time spot price of Bitcoin on any single Digital Asset Exchange used to calculate the Indicative Price for Bitcoin pursuant to the adoption of the DLCS Methodology was 3.99% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Indicative Price for Bitcoin pursuant to the adoption of the DLCS Methodology was 3.97%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Indicative Price for Bitcoin pursuant to the adoption of the DLCS Methodology was 0.01%. Further, on any given day during the period from July 1, 2022 and August 25, 2022, the maximum differential between the 4:00 p.m., New York time spot price of Ethereum on any single Digital Asset Exchange used to calculate the Indicative Price for Ethereum pursuant to the adoption of the DLCS Methodology was 8.04% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange used to calculate the Indicative Price for Ethereum pursuant to the adoption of the DLCS Methodology was 7.99%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges used to calculate the Indicative Price for Ethereum pursuant to the adoption of the DLCS Methodology was 0.16%. All Digital Asset Exchanges that were used to calculate the relevant Digital Asset Reference Rate throughout the period were considered in this analysis.

The Digital Asset Reference Rate used to calculate the value of a Fund Component may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations or selling activity following Basket redemptions, if permitted, may affect the relevant Digital Asset Reference Rate and Share trading prices, adversely affecting the value of the Shares.

The prices of digital assets on public Digital Asset Exchanges have a very limited history, and during this history, digital asset prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While each Digital Asset Reference Rate is designed to limit exposure to the interruption of individual Digital Asset Exchanges, each Digital Asset Reference Rate, and the price of digital assets generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility can adversely affect the value of the Shares.

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

Purchasing activity associated with acquiring digital assets required for the creation of Baskets may increase the market price of digital assets on the Digital Asset Markets, which will result in higher prices for the Shares. Increases in the market price of digital assets may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of any particular digital asset that may result from increased purchasing activity of such digital asset connected with the issuance of Baskets. Consequently, the market price of any particular digital asset may decline immediately after Baskets are created. Decreases in the market price of digital assets may also occur as a result of sales in Secondary Markets by other market participants. If any of the Digital Asset Reference Rates decline, the value of the Shares will generally also decline.

Competition from the emergence or growth of other methods of investing in digital assets could have a negative impact on the price of the Fund Components and adversely affect the value of the Shares.

Investors may invest in digital assets through means other than an investment in the Shares, including through direct investments in digital assets and other potential financial vehicles, possibly including securities backed by or linked to one or more digital assets and digital asset financial vehicles similar to the Fund. Market and financial conditions, and other conditions beyond the Manager’s control, may make it more attractive to invest in other financial vehicles or to invest in such digital assets directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of one or more digital assets are formed and represent a significant proportion of the demand for any particular digital asset, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding such digital asset, could negatively affect any of the Digital Asset Reference Rates, the Digital Asset Holdings, the value of the Shares, the NAV and the NAV per Share. Moreover, any reduced demand for Shares of the Fund may cause the Shares of the Fund to trade at a discount to the Digital Asset Holdings per Share.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940 (the “Investment Company Act”), generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew its application with the SEC filed in 2017 to list an affiliate of the Fund, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Fund to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the Digital Asset Market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Fund and the Shares

The Fund faces risks related to the COVID-19 outbreak, which could negatively impact the value of the Fund’s holdings and significantly disrupt its affairs.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as SARS-CoV-19 (“COVID-19”) was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. COVID-19 has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the Fund Components. Although the duration and magnitude of the impact of the COVID-19 outbreak or the occurrence of other epidemics or pandemics on the Fund Components remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of the Fund Components and the value of the Shares.

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

Shares purchased from the Fund in sales in private placements are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Fund does not currently operate an ongoing redemption program. As a result, the Fund cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of the Fund Component to keep the value of the Shares closely linked to the relevant Digital Asset Reference Rate. As a result, the value of the Shares may not approximate the Fund’s Digital Asset Holdings per Share or meet the Fund’s investment objective, and the Shares may trade at a substantial premium over, or substantial discount to, the value of the Fund’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due in part to these factors, among others, and has historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share.

The Shares may trade at a price that is at, above or below the Fund’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.

The Fund’s Digital Asset Holdings per Share will fluctuate with changes in the market value of the Fund Components, and the Manager expects the trading price of the Shares to fluctuate in accordance with changes in the Fund’s Digital Asset Holdings per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Fund’s Digital Asset Holdings per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Exchange Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Exchanges are open, significant changes in the price of the Fund Components on the Digital Asset Exchange Market could result in a difference in performance between the value of the Fund Components as measured by the Digital Asset Reference Rates and the most recent Digital Asset Holdings per Share or closing trading price. For example, if the price of the Fund Components on the Digital Asset Exchange Market, and the value of the Fund Components as measured by the Digital Asset Reference Rates, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of the Fund Components on the Digital Asset Exchange Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Exchanges (or a substantial number of smaller Digital Asset Exchanges) may be lightly traded or are closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Fund’s Digital Asset Holdings per Share.

Historically, the Shares have traded at both premiums over and discounts to the Digital Asset Holdings per Share, which at times have been substantial. In the event that the Shares trade at a substantial premium or discount, investors who purchase Shares on OTCQX will pay substantially more or less, respectively, for their Shares than investors who purchase Shares in the private placement. The premium or discount at which the Shares have traded has fluctuated over time. From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Moreover, from November 22, 2019 to June 30, 2022, the closing price of the Shares as quoted on OTCQX at 4:00 p.m., New York time, on each business day, was quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology From November 22, 2019 to June 30, 2022, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per share was 42% and the average discount was 22% based on the Target Coverage Ratio Methodology. As of June 30, 2022, the Fund’s Shares were quoted on OTCQX at a discount of 35% to the Fund’s Digital Asset Holdings per Share based on the Target Coverage Ratio Methodology.

From July 1, 2022 to August 25, 2022, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. From July 1, 2022 to August 25, 2022, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 42% based on the DLCS Methodology and the average discount was 35% based on the DLCS Methodology. As of August 25, 2022, the Fund’s Shares were quoted on OTCQX at a discount of 36% to the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology.

As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Fund’s Digital Asset Holdings per Share remains the same. Likewise, shareholders that purchase Shares directly from the Fund may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Fund’s Digital Asset Holdings per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Fund’s Digital Asset Holdings per Share.

A substantial majority of the Fund Components is concentrated in two digital assets, Bitcoin and Ethereum, and any loss in value of Bitcoin or Ethereum could have an adverse effect on the value of the Shares and shareholders may suffer a loss on their investment.

While an investment in the Shares is not a direct investment in the Fund Components, the net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the price of such Fund Components could materially and adversely affect the value of the Shares. A substantial majority of the Fund Components are concentrated in Bitcoin and Ethereum, which represented approximately 67.7% and 23.1%, respectively, of the Fund’s net asset value as of July 7, 2022, under the DLCS Methodology, and as a result, the underlying value of the Shares depends disproportionately on the value of Bitcoin and Ethereum. Any future decline in the value of these digital assets would be expected to have a greater effect on the value of the Shares than any other of the Fund Components. The value of digital assets are extremely volatile, and both Bitcoin and Ethereum have in the past experienced significant declines in value.

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

Further, the Ethereum blockchain is subject to various technological risks as it continues to upgrade to a proof-of-stake consensus protocol as part of the Merge. The Merge, as well as other future developments to the Ethereum protocol, are highly experimental, and as a result, could lead to failures in implementation or in the code itself. Technological risks associated with updating the Ethereum blockchain may cause the value of Ethereum to decline and adversely affect the value of the Shares.

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

The value of the Shares may be influenced by a variety of factors unrelated to the price of the digital assets held by the Fund and the Digital Asset Exchanges included in the Digital Asset Reference Rates that may have an adverse effect on the value of the Shares. These factors include the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of digital assets have been developed specifically for this product;
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

On April 1, 2014, Grayscale Bitcoin Trust (BTC), an affiliate of the Fund, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Fund and the sole Authorized Participant of Grayscale Bitcoin Trust (BTC) at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust (BTC)’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust (BTC) was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust (BTC) entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Fund currently has no intention of seeking an exemption from the SEC under Regulation M in order to instate a redemption program.

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

We also intend to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the shares of Grayscale Bitcoin Trust (BTC). After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the shares of Grayscale Bitcoin Trust (BTC). Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Fund to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. As such, there is no guarantee that we will be successful in listing the Shares on NYSE Arca even once we decide to do so.

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

The Fund tracks the DLCS, which may lead the Fund’s portfolio to be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value.

Although the Fund will generally hold the Fund Components in proportion to their market capitalization, the Fund will not invest in digital assets that do not meet the DLCS Methodology. In addition, the Manager may exclude a digital asset from the Fund’s portfolio even if it meets the DLCS Methodology because, among other reasons, (i) none or few of the Authorized Participants or service providers has the ability to trade or otherwise support the digital asset; (ii) use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions; (iii) the underlying code contains, or may contain, significant flaws or vulnerabilities; (iv) there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset; or (v) for any other reason, in each case as determined by the Manager in its sole discretion. As a result, the Fund’s portfolio may be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value. Should this be the case, the Fund may underperform relative to other investment options that do invest in such digital assets and do not follow similar investment policies.

Moreover, the DLCS, and therefore the Fund, is reviewed for rebalancing during a period that occurs on a quarterly basis and in accordance with specific criteria set forth under “Activities of the Fund—Rebalancing.” Because the Fund will not actively manage the portfolio in between Fund Rebalancing Periods, the Fund may hold digital assets during periods in which their prices are flat or declining and may not be holding digital assets during periods in which such prices are rising if such price activity occurs between Fund Rebalancing Periods. For example, if any of the Fund Components are declining in value, the Fund will not sell such Fund Components except during Fund Rebalancing Periods in accordance with its investment policies or, if redemptions are then permitted, in order to meet redemptions. Any decrease in value of the Fund Components will result in a decrease in the Digital Asset Holdings which will negatively impact the value of the Shares. The Fund will not sell the Fund Components to attempt to avoid losses.

Moreover, there may be costs associated with a rebalancing of the Fund’s portfolio, including transaction costs associated with the sale or purchase of digital assets and any tax on gains recognized by the Fund upon sales of digital assets, which could impact the Fund’s performance.

The Fund’s investments in digital assets may be illiquid.

It may be difficult or impossible for the Fund to sell a Fund Component or a Forked Asset during a Fund Rebalancing Period. Any such illiquidity may impact the Fund’s ability to sell the Fund Components or Forked Assets, even under circumstances when the Manager believes it would be advantageous to do so. Digital assets are also often difficult to value and market prices for digital assets have experienced significant volatility in comparison to more liquid investments in other asset classes, such as equities, which could adversely affect the price at which the Fund is able to sell the Fund Components or Forked Assets, if it is able to do so at all.

Security threats to the Digital Asset Accounts could result in the halting of Fund operations and a loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Manager believes that the digital assets held in the Fund’s Digital Asset Accounts will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Fund’s digital assets and will only become more appealing as the Fund’s assets grow. To the extent that the Fund, the Manager, or the Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Fund’s digital assets may be subject to theft, loss, destruction or other attack.

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

The Fund is not a banking institution or otherwise members of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Manager insures the Fund’s digital assets. While the Custodian has indicated to the Manager that it has insurance coverage of up to $320 million that covers losses of the digital assets it custodies on behalf of its clients, including the Fund’s digital assets, resulting from theft, shareholders of the Fund cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Fund’s digital assets. While the Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Manager does not know the amount of such capital reserves, and neither the Fund nor the Manager have access to such information. The Fund cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Fund’s digital assets.

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Fund will never exceed the value of the digital assets on deposit in the Fund’s Digital Asset Accounts at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address for the Fund’s Digital Asset Account holds digital assets with a value in excess of the Cold Storage Threshold for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Manager monitors the value of digital assets deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of digital assets deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, each Fund would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Manager and the Fund for the loss of any digital assets to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement, and the Custodian is required to return to the Fund a quantity equal to the quantity of any such lost digital assets

The shareholders’ recourse against the Manager and the Fund’s other service providers for the services they provide to the Fund, including those relating to the provision of instructions relating to the movement of digital assets, is limited. Consequently, a loss may be suffered with respect to the Fund’s digital assets that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the shareholders, under New York law, is limited.

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

Under the LLC Agreement, shareholders have limited voting rights, the Fund will not have regular shareholder meetings and shareholders will generally take no part in the management or control of the Fund. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other funds or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the LLC Agreement to the Manager. The Manager may take actions in the operation of the Fund that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

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

While there have been no Cayman Islands judicial cases that consider the enforceability of derivative action claims in the context of Cayman Islands limited liability companies, there are likely to be certain public policy limitations on the enforceability of a provision such as Section 6.4 of the LLC Agreement to the extent that a court were to determine that the language is intended to preclude a member from bringing a claim against a manager who had acted fraudulently or in willful default of its obligations—its minimum standard of care obligations. The LLC Act does not contain an express statutory right for a member to bring a derivative action although the LLC Act contemplates that a member may bring proceedings on behalf of a limited liability company in a representative capacity against members or managers. The common law principles regarding derivative actions that apply to companies incorporated under the LLC Act would also be informative. Generally, a derivative action may only be brought in respect of claims that involve a “fraud on the minority” or serious wrongdoing causing harm to a company. For these reasons, there may be limitations on the enforceability of the derivative action provisions in the LLC Agreement.

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

The Manager is solely responsible for determining the value of the Digital Asset Holdings and Digital Asset Holdings per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Manager will determine the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Manager’s determination is made utilizing data from the operations of the Fund and the Digital Asset Reference Rates, calculated at 4:00 p.m., New York time, on such day. If the Manager determines in good faith that a Digital Asset Reference Rate does not reflect an accurate price for a Fund Component, then the Manager will employ an alternative method to determine such Digital Asset Reference Rate under the cascading set of rules set forth in “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable.” In the context of applying such rules, the Manager may determine in good faith that the alternative method applied does not reflect an accurate price for the relevant Fund Component and apply the next alternative method under the cascading set of rules. If the Manager determines after employing all of alternative methods that a Digital Asset Reference Rate does not reflect an accurate price for a Fund Component, the Manager will use its best judgment to determine a good faith estimate of the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Manager in its sole discretion. The Manager may calculate such Digital Asset Reference Rate in a manner that ultimately reflects an inaccurate price for such Fund Component. To the extent that the Digital Asset Holdings, Digital Asset Holdings per Share or the Digital Asset Reference Rates are incorrectly calculated, the Manager may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Moreover, the terms of the LLC Agreement do not prohibit the Manager from changing the Digital Asset Reference Rate used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund or from changing the fund construction criteria pursuant to which the Fund Components are determined. Any such change in the Digital Asset Reference Rate of a Fund Component or in the fund construction criteria could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

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

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, The Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or a digital asset held by the Fund in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. It is difficult to predict whether President Biden’s March 9, 2022 Executive Order will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of Digital Asset Markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and those held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of Digital Asset Networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. Notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

A determination that a digital asset is a “security” may adversely affect the value of such digital asset and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of the Fund, if such digital asset is a Fund Component.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

As part of determining whether a digital asset is a security for purposes of the federal securities laws, the Manager takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Manager discusses the security status of a digital asset with its external securities lawyers and has received a memorandum regarding the status of each Fund Component under the federal securities laws from its external securities lawyers. Through this process the Manager believes that it is applying the proper legal standards in determining that a digital asset is not a security in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Manager acknowledges that one or more digital assets held by the Fund may currently be securities, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Manager’s prior conclusion; and the Manager’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

Analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Manager and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is scant, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Manager has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Manager understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Manager understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of a Fund Component or any other particular digital asset.

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

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. On December 30, 2020, Genesis, the Authorized Participant of the Fund, announced that effective January 15, 2021, at 5 p.m. ET, it would temporarily suspend trading for XRP. As a result, in accordance with the Target Coverage Ratio Methodology, effective January 4, 2021, the Manager removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

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

Moreover, whether or not the Manager or the Fund were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Manager may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. If the SEC or a federal court were to determine that a significant portion of the Fund Components are securities, it is likely that the value of the Shares of the Fund would decline significantly, and that the Fund itself would be terminated and, if practical, its assets liquidated. Moreover, if it is determined that any Fund Component is a security, it is likely that the value of the Shares of the Fund would decline in proportion to the share of the Fund assets represented by such Fund Component.

DeFi protocols and digital assets used in DeFi protocols, which operate on smart contract platforms, pose heightened regulatory concerns even beyond those that face Digital Asset Networks and digital assets generally.

One of the most prominent use-cases of certain Fund Components’ smart contract platforms is the operation of DeFi protocols. The U.S. financial system is extensively regulated at both the federal and state level with a particular focus on intermediaries such as banks, broker-dealers, futures commission merchants, investment funds, investment advisers, and financial asset exchanges, trading platforms, clearinghouses and custodians. U.S. laws and regulations impose specific obligations on financial services intermediaries both for the protection of their customers and for the protection of the U.S. financial system as a whole. These include capital requirements, activities restrictions, reporting and disclosure requirements and obligations to monitor the activities of their customers and to ensure that the intermediaries’ activities and the activities of their customers are conducted in accordance with applicable laws and regulations. Non-U.S. laws and regulatory requirements may impose similar obligations. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custodying and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. For example, one former commissioner of the CFTC has publicly stated that he believes certain DeFi protocols and activities operating without regulatory licensing likely violate the Commodity Exchange Act. Further, most DeFi activities rely on users maintaining “self-hosted” wallets, and DeFi protocols generally do not engage in anti-money laundering (“AML”) and know-your-customer (“KYC”) or other customer identification and due diligence processes, each of which have raised concerns for regulators, including international standard-setting bodies such as the Financial Action Task Force.

Legislative bodies and regulators may be required to adapt their regulatory models to accommodate decentralized financial activities, or take novel steps to supervise, limit or even prohibit decentralized financial activities. It is not possible to predict how or when these challenges will be resolved or what the impact on specific DeFi protocols will be, and it is likely that the DeFi industry will face a prolonged period of regulatory uncertainty. It is possible that some DeFi protocols, including those using digital assets that are currently, or may in the future be, held by the Fund, will be subjected to costly and burdensome compliance regimes or even prohibited outright.

In addition, traditional financial services intermediaries bear significant and ongoing costs to comply with financial services regulation, and individually or through trade associations may actively oppose legislative or regulatory efforts to accommodate DeFi activities that compete with their core service offerings. Traditional financial services intermediaries may instead actively encourage policymakers and regulatory authorities to take actions that impede the development and use of DeFi protocols. DeFi protocols that significantly improve on traditional financial services offerings by making transactions more efficient and inexpensive, including those using digital assets that make up certain of the Fund Components, can be expected to draw the most attention and potential opposition from traditional financial services intermediaries, the associations that represent them, and their legislative allies.

Any action taken by federal, state or international policymakers or regulators to address risks and perceived risks to the public or to the U.S. and other countries’ financial systems from decentralized financial activities, or the threat of such action, could have a material adverse impact on one or more DeFi protocols, smart contract platforms and/or the Fund Components and therefore materially and adversely impact the Fund and the value of the Shares.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Fund or the digital assets held by the Fund is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares. In particular, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund (“ETF”). If the SEC were to approve any such ETF in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Fund because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Fund, and investors may therefore favor investments in such ETFs over investments in the Fund. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the digital assets making up the Fund Components and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

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

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of digital assets held by the Fund. Moreover, other events, such as the interruption in telecommunications or Internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The Manager has not observed any material impact on the price or trading volume of the Fund Components as a result of Russia’s relative to the price and trading volume of other digital assets such as Bitcoin and Ethereum as a result of Russia’s invasion of Ukraine on February 24, 2022 and the subsequent, ongoing conflict between the two nations. However, the effect of any future regulatory changes or actions on the Fund or the Fund Components is impossible to predict, and such change could be substantial and adverse to the Fund and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect Digital Asset Networks and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain Digital Asset Networks. For example, as of June 30, 2022, over 252 million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of other Digital Asset Networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given Digital Asset Network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

If regulators subject an Authorized Participant, the Fund or the Manager to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Fund or Manager and also result in decreased liquidity for the Shares.

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

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which digital assets are treated for classification and clearance purposes. In particular, a digital asset may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Manager and the Fund cannot be certain as to how future regulatory developments will impact the treatment of one or more digital assets under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Manager decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that any digital assets held by the Fund are deemed to fall within the definition of a “commodity interest” under the CEA, the Fund and the Manager may be subject to additional regulation under the CEA and CFTC regulations. The Manager may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

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

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property,” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets, including Staking Activities. For example, although the Notice contemplates that rewards earned from “mining” will constitute taxable income to the miner, there is no guidance directly addressing rewards from Staking activities or amounts received in connection with digital assets lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. It is likely, however, that the IRS would assert that Staking or lending digital assets gives rise to current, ordinary income. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital assets may be adverse to the Fund. For example, ownership of a digital assets could be treated as ownership in an entity, in which case the consequences of ownership of that digital assets would depend on the type and place of organization of the deemed entity. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of digital assets held in the Fund. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital assets that are not within the scope of the Notice.

Prospective investors are urged to consult their tax advisers regarding the tax consequences of an investment in the Fund and in digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as digital assets held in the Fund, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price in the Digital Asset Markets of digital assets held in the Fund, and therefore may have an adverse effect on the value of the Shares of the Fund.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences, or (if applicable) Staking Activities. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of digital assets users imposes onerous tax burdens on digital assets users, or imposes sales or value added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for digital assets held by the Fund in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital assets, including on the price of digital assets in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

If the Fund engages in Staking, digital assets lending activities or other methods generating return on Fund Components held by the Fund, it is possible that the Fund could be subject to U.S. federal income tax with respect to income generated in connection with those activities.

As discussed above in “The treatment of digital assets for U.S. federal income tax purposes is uncertain,” the U.S. federal income tax treatment of Staking and lending digital assets is unclear in many respects. In particular, there is no guidance directly addressing the U.S. federal income taxation of Staking, Staking Consideration or digital assets lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. If, in the future, the Fund engages in Staking or digital assets lending activities (or certain other methods of generating return on Fund Components held by the Fund), and those activities constitute the conduct of a trade or business in the United States, the Fund would be subject to U.S. federal income tax at rates applicable to U.S. resident corporations on its income that is effectively connected with the conduct of that trade or business (“effectively connected income”), which in certain circumstances could include income or gains recognized by the Fund on the sale of tokens of the applicable Fund Component. In such case, the Fund generally would also be subject to an additional U.S. branch profits tax (at a 30% rate) with respect to the Fund’s effectively connected earnings and profits. If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

The Fund may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person, such as the Fund, as a result of a fork, airdrop or similar occurrence, or from Staking or digital assets lending activities, could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any assets derived by the Fund as a consequence of a fork, airdrop or similar occurrence, or from Staking or digital assets lending activities.

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

The Cayman Islands Data Protection Act (As Revised) (the “DPA”) applies legal requirements to the Fund based on internationally accepted principles of data privacy.

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

The Fund is registered and regulated as a private fund under the Private Funds Act and the Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act.

The Fund is registered and regulated as a private fund under the Private Funds Act. The Authority has supervisory and enforcement powers to ensure the Fund's compliance with the Private Funds Act. The Authority may take certain actions if it is satisfied that a regulated private fund is or is likely to become unable to meet its obligations as they fall due, or is carrying on business fraudulently or otherwise in a manner detrimental to the public interest or to the interests of its investors or creditors, or is carrying on or is attempting to carry on business or is winding up of its business voluntarily in a manner that is prejudicial to its investors or creditors. The powers of the Authority include, inter alia, the power to require the substitution of the Manager, to appoint a person to advise the Fund on the proper conduct of its affairs or to appoint a person to assume control of the affairs of the Fund. There are other remedies available to the Authority including the ability to apply to court for approval of other actions.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Manager or its affiliates and the Fund. The Manager and its affiliates have no fiduciary duties to the Fund and its shareholders other than as provided in the LLC Agreement, which may permit them to favor their own interests to the detriment of the Fund and the shareholders.

The Manager will manage the affairs of the Fund. Conflicts of interest may arise among the Manager and its affiliates, including the Index Provider, the Reference Rate Provider and the Authorized Participants on the one hand, and the Fund and its shareholders, on the other hand. As a result of these conflicts, the Manager may favor its own interests and the interests of its affiliates over the Fund and its shareholders. These potential conflicts include, among others, the following:

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
•
The Manager’s parent company, DCG, holds 8.5% of the Shares representing ownership in the Fund, as of June 30, 2022. On March 2, 2022, the board of directors of the Manager approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. From March 2, 2022 through August 25, 2022, DCG has not purchased any Shares of the Fund under this authorization. However, in the event DCG chooses to purchase additional Shares of the Fund, such purchase would further increase DCG’s ownership interest in the Fund and DCG’s interests as a shareholder may conflict with the interests of the Fund’s other shareholders;
•
Several employees of the Manager and the Manager’s parent company, DCG, are FINRA-registered representatives who maintain their licenses through Genesis;
•
DCG is (i) the sole member and parent company of the Manager and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider and Reference Rate Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including digital assets that may be held by the Fund, companies that act as stewards of digital assets that may be held by the Fund, and exchanges and custodians. DCG’s positions on changes that should be adopted in various Digital Asset Networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, DCG’s position regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;
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

The Index Provider and Reference Rate Provider is an affiliate of the Manager and the Fund.

On December 31, 2020, CoinDesk, Inc., an affiliate of the Manager and a wholly owned subsidiary of DCG, acquired CoinDesk Indices, Inc., the Index Provider and Reference Rate Provider. As a result of this acquisition, the Index Provider and Reference Rate Provider has become a wholly owned subsidiary of CoinDesk, Inc., which is a wholly owned subsidiary of DCG. In its capacity as Index Provider, CoinDesk Indices, Inc. publishes the DLCS and developed the DLCS Methodology. In its capacity as Reference Rate Provider, CoinDesk Indices, Inc. publishes the Digital Asset Reference Rate for each Fund Component, which are used by the Manager to calculate the Digital Asset Holdings of the Fund. The Manager’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Fund, and is paid in tokens of the Fund Components. The type and number of tokens of the Fund Components that accrues each day as the Manager’s Fee is determined by reference to the DLCS Methodology and the Digital Asset Reference Rate for each Fund Component, each published by CoinDesk Indices, Inc.

The Index Provider developed the DLCS Methodology, has sole discretion over the DLCS Methodology and may change the DLCS Methodology at any time. The Reference Rate Provider selects the exchanges that are included in the Digital Asset Reference Rate for each Fund Component and also developed the methodology and algorithm (if applicable) that provide such Digital Asset Reference Rate based on the exchanges included in such Digital Asset Reference Rate. The Reference Rate Provider formally re-evaluates the weighting algorithm used by each Digital Asset Reference Rate quarterly and may decide to change the way in which such Digital Asset Reference Rate is calculated based on this periodic review or in other extreme circumstances.

If the Manager determines in good faith that a Digital Asset Reference Rate does not reflect an accurate price for such Fund Component, then the Manager will employ an alternative method to determine such Digital Asset Reference Rate under the cascading set of rules set forth in “Item 1. Business—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable.” In the context of applying such rules, the Manager may determine in good faith that the alternative method applied does not reflect an accurate price for the relevant Fund Component and apply the next alternative method under the cascading set of rules. If the Manager determines after employing all of alternative methods that a Digital Asset Reference Rate does not reflect an accurate price for a Fund Component, the Manager will use its best judgment to determine a good faith estimate of the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Manager in its sole discretion. Because such a determination could reflect negatively upon the Reference Rate Provider, lead to a decrease in the Reference Rate Provider’s revenue or otherwise adversely affect the Reference Rate Provider, and because of their affiliation, the Reference Rate Provider may be incentivized to resolve any questions regarding, or changes to, the manner in which a Digital Asset Reference Rate for a Fund Component is constructed and in which such Digital Asset Reference Rate is calculated in a way that favors the Manager.

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

DCG, the sole member and parent company of the Manager, holds minority interests of less than 1.0% in each of Coinbase, Inc., which operates Coinbase Pro, and Kraken. The Fund values its digital assets by reference to the Digital Asset Reference Rate for each Fund Component. The Digital Asset Reference Rate is the price in U.S. dollars of a Fund Component as determined by reference to an Indicative Price or Index Price provided by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Each Indicative Price and Index Price is derived from data collected from Digital Asset Exchanges that are reflected in an index developed by CoinDesk Indices, Inc. Coinbase Pro and Kraken are two of such Digital Asset Exchanges.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders of Record

As of June 30, 2022, there were approximately 25 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Fund’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of June 30, 2022, the Registrant has distributed 15,867,400 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Fund received an aggregate of 7,689.69425900 BTC, 44,513.19192539 ETH, 20,953.27038208 ADA, 25,185.31952582 LTC, 563.90271373 LINK, 7,736.78000000 BCH and 17,294,820.68582300 XRP. Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria. Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund’s construction criteria. Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche (AVAX) and Polkadot (DOT) in accordance with the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager adopted the DLCS Methodology and between July 5, 2022 and July 7, 2022 adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See “Item 1. Business—Investment Objective” and “Item 15. Financial Statements and Exhibits—Note 11. Subsequent Events.”

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

Purchases of Equity Securities

The table below sets forth information regarding DCG’s, the parent company of the Manager, open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) on a monthly basis during the three months ended June 30, 2022:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2022 - April 30, 2022	-	$-	-	$200.0
May 1, 2022 - May 31, 2022	-	-	-	200.0
June 1, 2022 - June 30, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1) On March 2, 2022, the board of directors of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. During the three months ended June 30, 2022, DCG did not purchase any Shares of the Fund under, or any shares of the other investment products subject to, this authorization.

Item 6. [Reserved]

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. The Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. The Fund is not managed like a business corporation or an active investment vehicle. As of June 30, 2022, 2021, and 2020, the Fund had unlimited Shares authorized and 15,867,400, 15,837,800 and 6,029,000 Shares issued and outstanding, respectively.

	As of June 30,
	2022	2021	2020
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	15,867,400	15,837,800	6,029,000
Number of Shares freely tradable(1)	14,295,870	5,825,506	2,542,541
Number of beneficial holders owning at least 100 Shares(2)	25	131	42
Number of holders of record(2)	25	131	42

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

For the years ended June 30, 2022, 2021 and 2020, the Fund determined which Fund Components to hold pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and adopted the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices or, in the case of AVAX and DOT, an Old Indicative Price. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Annual Report, each of the Digital Asset Reference Rates are Indicative Prices.

All references in this section to the Digital Reference Rates are to the Digital Asset Reference Rates in effect prior to the adoption of the DLCS Methodology. In addition, all references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund in this section have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology.

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

The Fund only receives Fund Components from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. The Authorized Participant, as a related party of the Manager, provides information about the Digital Asset Markets on which it transacts to the Fund. In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of each Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Fund and the Authorized Participant. Neither the Fund nor the Authorized Participant have access to the Digital Asset Exchange Markets that do not have a BitLicense and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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
•
Fourth, the Fund then selects a Digital Asset Market as its principal market for such Fund Component based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Fund, Exchange Markets have the greatest volume and level of activity for the Fund Components. The Fund therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market for each Fund Component. As a result of the aforementioned analysis, an Exchange Market has been selected as the Fund’s principal market for each Fund Component.

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

Review of Financial Results

Financial Highlights for the Years Ended June 30, 2022, 2021, and 2020

(All amounts in the following table and the subsequent paragraphs, except Share and per Share amounts, and each Fund Component and price of each Fund Component, are in thousands)

	For the Year Ended June 30,
	2022	2021	2020
Net realized and unrealized (loss) gain on investments in digital assets	$(183,177)	$263,317	$(3,629)
Net (decrease) increase in net assets resulting from operations	$(194,391)	$256,330	$(4,347)
Net assets	$173,852	$367,308	$32,374

Net realized and unrealized loss on investment in digital assets for the year ended June 30, 2022 was ($183,177), which includes a realized gain of $7,780 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $39,069 as a result of the quarterly rebalance of digital assets, and net change in unrealized depreciation on investment in digital assets of ($230,026). Net decrease in net assets resulting from operations was ($194,391) for the year ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in digital assets, plus the Manager’s Fee of $11,214. Net assets decreased to $173,852 at June 30, 2022, a 53% decrease for the year. The decrease in net assets resulted from the decrease in digital asset prices during the period as well as the withdrawal of 166 BTC, 1,015 ETH, 282,861 ADA, 2,007 SOL, 1,962 DOT, 532 AVAX, 606 LTC, 4,091 UNI, 4,042 LINK and 172 BCH to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 13 BTC, 77 ETH, 20,953 ADA, 47 LTC, 310 LINK, and 13 BCH with a total value of $935 to the Fund in connection with Share creations.

Net realized and unrealized gain on investment in digital assets for the year ended June 30, 2021 was $263,317, which includes a realized gain of $4,649 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $2,644 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investment in digital assets of $256,024. Net increase in net assets resulting from operations was $256,330 for the year ended June 30, 2021, which consisted of the net realized and unrealized gain on investment in digital assets, less the Manager’s Fee of $6,987. Net assets increased to $367,308 at June 30, 2021, a 1,035% increase for the year. The increase in net assets resulted from the contribution of approximately 4,669 BTC, 27,048 ETH, 10,327,654 XRP, 4,697 BCH, 15,310 LTC and 253 LINK with a total value of $78,604 to the Fund in connection with Share creations, partially offset by the withdrawal of 171 BTC, 1,015 ETH, 186,462 XRP, 172 BCH, 582 LTC, and 947 LINK to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investment in digital assets for the year ended June 30, 2020 was ($3,629), which includes a realized loss of ($147) on the transfer of digital assets to pay the Manager’s Fee, net change in unrealized depreciation on the Manager’s Fee payable of $57 and net change in unrealized depreciation on investment in digital assets of ($3,539). Net decrease in net assets resulting from operations was ($4,347) for the year ended June 30, 2020, which consisted of the net realized and unrealized loss on investment in digital assets, plus the Manager’s Fee of $718. Net assets increased to $32,374 at June 30, 2020, a 43% increase for the year. The increase in net assets resulted from the contribution of approximately 1,424 BTC, 8,231 ETH, 3,298,241 XRP, 1,433 BCH and 4,652 LTC with a total value of $14,099 to the Fund in connection with Share creations, partially offset by the withdrawal of 78 BTC, 450 ETH, 180,308 XRP, 100 BCH and 254 LTC to pay the foregoing Manager’s Fee.

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

Selected Operating Data

(All Fund Component balances are rounded to the nearest whole number)

	For the Year Ended June 30,
	2022	2021	2020
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	7,340	2,891	1,545
Creations	13	4,669	1,424
Portfolio rebalancing(1)(2)(3)(4)	(956)	(49)	-
Manager's Fee, related party	(166)	(171)	(78)
Closing balance	6,231	7,340	2,891
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	6,231	7,340	2,891

ETH:
Opening balance	45,288	16,713	8,932
Creations	77	27,048	8,231
Portfolio rebalancing(1)(2)(3)(4)	(4,990)	2,542	-
Manager's Fee, related party	(1,015)	(1,015)	(450)
Closing balance	39,360	45,288	16,713
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	39,360	45,288	16,713

ADA:
Opening balance	-	-	-
Creations	20,953	-	-
Portfolio rebalancing(2)(3)(4)	11,178,491	-	-
Manager's Fee, related party	(282,861)	-	-
Closing balance	10,916,583	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	10,916,583	-	-

SOL:
Opening balance	-	-	-
Creations	-	-	-
Portfolio rebalancing(3)(4)	113,223	-	-
Manager's Fee, related party	(2,007)	-	-
Closing balance	111,216	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	111,216	-	-

DOT:
Opening balance	-	-	-
Creations	-	-	-
Portfolio rebalancing(4)	330,149	-	-
Manager's Fee, related party	(1,962)	-	-
Closing balance	328,187	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	328,187	-	-

AVAX:
Opening balance	-	-	-
Creations	-	-	-
Portfolio rebalancing(4)	89,506	-	-
Manager's Fee, related party	(532)	-	-
Closing balance	88,974	-	-

Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	88,974	-	-

LTC:
Opening balance	26,185	9,447	5,049
Creations	47	15,310	4,652
Portfolio rebalancing(1)(2)(3)(4)	(1,901)	2,010	-
Manager's Fee, related party	(606)	(582)	(254)
Closing balance	23,725	26,185	9,447
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	23,725	26,185	9,447

UNI:
Opening balance	-	-	-
Creations	-	-	-
Portfolio rebalancing(3)(4)	236,778	-	-
Manager's Fee, related party	(4,091)	-	-
Closing balance	232,687	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	232,687	-	-

LINK:
Opening balance	153,328	-	-
Creations	310	253	-
Portfolio rebalancing(1)(2)(3)(4)	9,391	154,022	-
Manager's Fee, related party	(4,042)	(947)	-
Closing balance	158,987	153,328	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	158,987	153,328	-

BCH:
Opening balance	7,380	2,910	1,577
Creations	13	4,697	1,433
Portfolio rebalancing(1)(2)(3)(4)	(907)	(55)	-
Manager's Fee, related party	(172)	(172)	(100)
Closing balance	6,314	7,380	2,910
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	6,314	7,380	2,910

XRP:
Opening balance	-	6,697,006	3,579,073
Creations	-	10,327,654	3,298,241
Portfolio rebalancing(5)	-	(16,838,198)	-
Manager's Fee, related party	-	(186,462)	(180,308)
Closing balance	-	-	6,697,006
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	6,697,006

	As of June 30,
	2022	2021	2020
Prices of digital assets on principal market:
BTC	$18,895.01	$34,764.81	$9,134.09
ETH	$1,019.72	$2,243.98	$224.96
ADA(2)	$0.44	N/A	N/A
SOL(3)	$31.98	N/A	N/A
DOT(4)	$6.81	N/A	N/A
AVAX(4)	$16.24	N/A	N/A
LTC	$51.43	$141.61	$41.15
UNI(3)	$4.82	N/A	N/A
LINK(1)	$6.04	$19.28	N/A
BCH	$99.92	$520.99	$221.14
XRP(5)	N/A	N/A	$0.18

NAV per Share	$10.96	$23.19	$5.37

Digital Asset Reference Rates:(6)
BTC	$18,883.90	$34,759.99	$9,156.26
ETH	$1,018.72	$2,243.96	$226.56
ADA(2)	$0.44	N/A	N/A
SOL(3)	$31.97	N/A	N/A
DOT(4)	$6.85	N/A	N/A
AVAX(4)	$16.60	N/A	N/A
LTC	$51.27	$141.54	$41.16
UNI(3)	$4.80	N/A	N/A
LINK(1)	$6.03	$19.26	N/A
BCH	$99.63	$520.47	$221.60
XRP(5)	N/A	N/A	$0.18

Digital Asset Holdings per Share(7)	$10.95	$23.19	$5.37

(1)
Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Target Coverage Ratio Methodology.
(2)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Target Coverage Ratio Methodology.
(3)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Target Coverage Ratio Methodology.
(4)
Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Polkadot (DOT) and Avalanche (AVAX) in accordance with the Target Coverage Ratio Methodology.
(5)
Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings.
(6)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except DOT and AVAX, which were Old Indicative Prices. Effective July 1, 2022 upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component is the Digital Asset Reference Rate used by the Index Provider to constitute the DLCS. As of July 1, 2022, each Digital Asset Reference Rate is an Indicative Price.

(7)
Calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using the Index Prices and Old Indicative Prices in effect prior to the adoption of the DLCS Methodology.

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

As of June 30, 2022, the Fund had a net closing balance with a value of $173,776,387, based on the Digital Asset Reference Rates in effect under the Target Coverage Ratio Methodology (non-GAAP methodology). As of June 30, 2022, the Fund had a total market value of $173,851,817, based on the principal market prices.

As of June 30, 2021, the Fund had a net closing balance with a value of $367,263,117, based on the Digital Asset Reference Rates in effect under the Target Coverage Ratio Methodology (non-GAAP methodology). As of June 30, 2021, the Fund had a total market value of $367,308,138, based on the principal market prices.

As of June 30, 2020, the Fund had a net closing balance with a value of $32,390,369, based on the Digital Asset Reference Rates in effect under the Target Coverage Ratio Methodology (non-GAAP methodology). As of June 30, 2020, the Fund had a total market value of $32,374,401, based on the principal market prices.

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

The following chart illustrates the movement in the Digital Asset Holdings per Share (non-GAAP) versus the Fund’s GAAP NAV per Share from February 1, 2018 (the first Creation Basket of the Fund) to June 30, 2022. For more information on the determination of the Fund’s Digital Asset Holdings, see “Overview of the Digital Asset Industry and Market—Fund Component Value— Digital Asset Exchange Valuation.”

Bitcoin

Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. The following table illustrates the movements in the Index Price for Bitcoin from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the Index Price has ranged from $3,164.99 to $67,352.59, with the straight average being

$20,530.71 through June 30, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$8,310.36	$11,740.56	2/20/2018	$5,879.92	6/29/2018	$6,326.34	$5,879.92
Twelve months ended June 30, 2019	$5,746.57	$13,838.57	6/26/2019	$3,164.99	12/14/2018	$11,226.21	$12,314.29
Twelve months ended June 30, 2020	$8,812.42	$12,501.68	7/9/2019	$4,941.00	3/16/2020	$9,137.70	$9,137.70
Twelve months ended June 30, 2021	$29,666.38	$63,472.70	4/15/2021	$9,032.59	7/5/2020	$34,759.99	$34,759.99
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
February 1, 2018 to June 30, 2022	$20,530.71	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$18,883.90	$18,883.90

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Bitcoin has ranged from $3,164.61 to $67,371.70, with the straight average being $20,530.67:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$8,308.68	$11,770.00	2/20/2018	$5,879.99	6/29/2018	$6,323.24	$5,879.99
Twelve months ended June 30, 2019	$5,746.81	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$11,237.68	$12,323.00
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
February 1, 2018 to June 30, 2022	$20,530.67	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$18,895.01	$18,895.01

Ethereum

Prior to July 1, 2022, the Digital Asset Reference Rate for Ethereum was an Index Price for Ethereum. The following table illustrates the movements in the Index Price for Ethereum from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $1,116.91 through June 30, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$637.78	$1,015.13	2/1/2018	$370.86	4/6/2018	$442.98	$409.08
Twelve months ended June 30, 2019	$212.03	$499.17	7/17/2018	$82.41	12/14/2018	$301.26	$310.25
Twelve months ended June 30, 2020	$190.49	$310.45	7/8/2019	$109.83	3/16/2020	$225.16	$225.16
Twelve months ended June 30, 2021	$1,236.03	$4,090.65	5/12/2021	$225.27	7/5/2020	$2,243.96	$2,243.96
Twelve months ended June 30, 2022	$3,028.51	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
February 1, 2018 to June 30, 2022	$1,116.91	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,018.72	$1,018.72

The following table illustrates the movements in the Digital Asset Market price of Ethereum, as reported on the Fund’s principal market for Ethereum, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Ethereum has ranged from $82.34 to $4,776.95, with the straight average being $1,116.93:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$637.68	$1,013.98	2/1/2018	$371.20	4/6/2018	$442.95	$408.90
Twelve months ended June 30, 2019	$212.06	$499.21	7/17/2018	$82.34	12/14/2018	$301.42	$310.35
Twelve months ended June 30, 2020	$190.50	$310.47	7/8/2019	$110.29	3/16/2020	$224.96	$224.96
Twelve months ended June 30, 2021	$1,236.12	$4,089.92	5/12/2021	$225.27	7/5/2020	$2,243.98	$2,243.98
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
February 1, 2018 to June 30, 2022	$1,116.93	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,019.72	$1,019.72

Cardano

Prior to July 1, 2022, the Digital Asset Reference Rate for Cardano was an Index Price for Cardano. The following table illustrates the movements in the Index Price for Cardano from the beginning of the Fund’s operations on July 1, 2021 to June 30, 2022. Since the beginning of the Fund’s operations, the Index Price has ranged from $0.43 to $2.99, with the straight average being $1.38 through June 30, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44

The following table illustrates the movements in the Digital Asset Market price of Cardano, as reported on the Fund’s principal market for Cardano, from the beginning of the Fund’s operations on July 1, 2021 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Cardano has ranged from $0.43 to $2.99, with the straight average being $1.38:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Target Coverage Ratio Methodology. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Solana

Prior to July 1, 2022, the Digital Asset Reference Rate for Solana was an Index Price for Solana. The following table illustrates the movements in the Index Price for Solana from the beginning of the Fund’s operations on October 1, 2021 to June 30, 2022. Since the beginning of the Fund’s operations, the Index Price has ranged from $28.04 to $254.78, with the straight average being $123.52 through June 30, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.52	$254.78	11/6/2021	$28.04	6/18/2022	$31.97	$31.97

The following table illustrates the movements in the Digital Asset Market price of Solana, as reported on the Fund’s principal market for Solana, from the beginning of the Fund’s operations on October 1, 2021 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Solana has ranged from $28.04 to $254.44, with the straight average being $123.53:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.53	$254.44	11/6/2021	$28.04	6/18/2022	$31.98	$31.98

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) in accordance with the Target Coverage Ratio Methodology. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Polkadot

Prior to July 1, 2022, the Digital Asset Reference Rate for Polkadot was an Old Indicative Price for Polkadot. The following table illustrates the movements in the Old Indicative Price for Polkadot from the beginning of the Fund’s operations on April 4, 2022 to June 30, 2022. Since the beginning of the Fund’s operations, the Old Indicative Price has ranged from $6.85 to $22.66, with the straight average being $12.39 through June 30, 2022. The Manager has not observed a material difference between the Old Indicative Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$12.39	$22.66	4/5/2022	$6.85	6/30/2022	$6.85	$6.85

The following table illustrates the movements in the Digital Asset Market price of Polkadot, as reported on the Fund’s principal market for Polkadot, from the beginning of the Fund’s operations on April 5, 2022 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Polkadot has ranged from $6.56 to $22.30, with the straight average being $12.33:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$12.33	$22.30	4/5/2022	$6.56	6/18/2022	$6.81	$6.81

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Polkadot (DOT) in accordance with the Target Coverage Ratio Methodology. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Avalanche

Prior to July 1, 2022, the Digital Asset Reference Rate for Avalanche was an Old Indicative Price for Avalanche. The following table illustrates the movements in the Old Indicative Price for Avalanche from the beginning of the Fund’s operations on April 4, 2022 to June 30, 2022. Since the beginning of the Fund’s operations, the Old Indicative Price has ranged from $14.62 to $95.06, with the straight average being $43.55 through June 30, 2022. The Manager has not observed a material difference between the Old Indicative Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.55	$95.06	4/5/2022	$14.62	6/19/2022	$16.60	$16.60

The following table illustrates the movements in the Digital Asset Market price of Avalanche, as reported on the Fund’s principal market for Avalanche, from the beginning of the Fund’s operations on April 5, 2022 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Solana has ranged from $14.18 to $93.01, with the straight average being $43.10:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.10	$93.01	4/5/2022	$14.18	6/18/2022	$16.24	$16.24

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche (AVAX) in accordance with the Target Coverage Ratio Methodology. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Litecoin

Prior to July 1, 2022, the Digital Asset Reference Rate for Litecoin was an Index Price for Litecoin. The following table illustrates the movements in the Index Price from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the Index Price for Litecoin has ranged from $22.48 to $371.71, with the straight average being $101.54 through June 30, 2022. The Manager has not observed a material difference between the Index Price for Litecoin and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$144.85	$242.54	2/20/2018	$73.22	6/29/2018	$79.72	$73.22
Twelve months ended June 30, 2019	$62.89	$142.00	6/22/2019	$22.48	12/14/2018	$129.07	$120.61
Twelve months ended June 30, 2020	$58.75	$125.03	7/4/2019	$32.16	3/16/2020	$41.16	$41.16
Twelve months ended June 30, 2021	$129.83	$371.71	5/11/2021	$40.76	7/2/2020	$141.54	$141.54
Twelve months ended June 30, 2022	$137.02	$275.50	11/10/2021	$42.68	6/18/2022	$51.27	$51.27
February 1, 2018 to June 30, 2022	$101.54	$371.71	5/11/2021	$22.48	12/14/2018	$51.27	$51.27

The following table illustrates the movements in the Digital Asset Market price of Litecoin, as reported on the Fund’s principal market for Litecoin, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Litecoin has ranged from $22.47 to $371.96, with the straight average being $101.55:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$144.89	$242.51	2/20/2018	$73.19	6/29/2018	$79.71	$73.19
Twelve months ended June 30, 2019	$62.90	$141.89	6/22/2019	$22.47	12/14/2018	$129.14	$120.57
Twelve months ended June 30, 2020	$58.75	$125.11	7/4/2019	$32.27	3/16/2020	$41.15	$41.15
Twelve months ended June 30, 2021	$129.85	$371.96	5/11/2021	$40.81	7/2/2020	$141.61	$141.61
Twelve months ended June 30, 2022	$137.02	$275.95	11/10/2021	$42.61	6/18/2022	$51.43	$51.43
February 1, 2018 to June 30, 2022	$101.55	$371.96	5/11/2021	$22.47	12/14/2018	$51.43	$51.43

Uniswap

Prior to July 1, 2022, the Digital Asset Reference Rate for Uniswap was an Index Price for Uniswap. The following table illustrates the movements in the Index Price for Uniswap from the beginning of the Fund’s operations on October 1, 2021 to June 30, 2022. Since the beginning of the Fund’s operations, the Index Price has ranged from $3.44 to $27.67, with the straight average being $13.43 through June 30, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$13.43	$27.67	10/26/2021	$3.44	6/18/2022	$4.80	$4.80

The following table illustrates the movements in the Digital Asset Market price of Uniswap, as reported on the Fund’s principal market for Uniswap, from the beginning of the Fund’s operations on October 1, 2021 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Solana has ranged from $3.44 to $27.69, with the straight average being $13.43:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$13.43	$27.69	10/26/2021	$3.44	6/18/2022	$4.82	$4.82

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Uniswap (UNI) in accordance with the Target Coverage Ratio Methodology. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Chainlink

Prior to July 1, 2022, the Digital Asset Reference Rate for Chainlink was an Index Price for Chainlink. The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on April 2, 2021 to June 30, 2022. Since the token was added to the Fund’s portfolio, the Index Price for Chainlink has ranged from $5.54 to $50.54, with the straight average being $21.73 through June 30, 2022. The Manager has not observed a material difference between the Index Price for Chainlink and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 2, 2021 to June 30, 2021	$31.75	$50.54	5/9/2021	$16.46	6/26/2021	$19.26	$19.26
Twelve months ended June 30, 2022	$19.25	$35.32	9/6/2021	$5.54	6/18/2022	$6.03	$6.03
April 2, 2021 to June 30, 2022	$21.73	$50.54	5/9/2021	$5.54	6/18/2022	$6.03	$6.03

The following table illustrates the movements in the Digital Asset Market price of Chainlink, as reported on the Fund’s principal market for Chainlink, from the addition of the token to the Fund’s portfolio on April 2, 2021 to June 30, 2022. Since the addition of the token to the Fund’s portfolio, the price of Chainlink has ranged from $5.54 to $50.43, with the straight average being $21.73:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 2, 2021 to June 30, 2021	$31.76	$50.43	5/9/2021	$16.47	6/26/2021	$19.28	$19.28
Twelve months ended June 30, 2022	$19.25	$35.29	9/6/2021	$5.54	6/18/2022	$6.04	$6.04
April 2, 2021 to June 30, 2022	$21.73	$50.43	5/9/2021	$5.54	6/18/2022	$6.04	$6.04

Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Target Coverage Ratio Methodology. See “Item 15. Financial Statements and Exhibits – Note 4. Portfolio Rebalancing” for a description of the portfolio rebalancing.

Bitcoin Cash

Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin Cash was an Index Price for Bitcoin Cash. The following table illustrates the movements in the Index Price for Bitcoin Cash from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the Index Price Bitcoin Cash has ranged from $76.92 to $1,714.45, with the straight average being $443.00 through June 30, 2022. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$1,080.58	$1,714.45	5/6/2018	$606.68	4/6/2018	$725.91	$659.48
Twelve months ended June 30, 2019	$359.67	$851.61	7/24/2018	$76.92	12/15/2018	$413.33	$436.51
Twelve months ended June 30, 2020	$274.33	$493.55	2/14/2020	$167.84	3/16/2020	$221.60	$221.60
Twelve months ended June 30, 2021	$454.03	$1,465.90	5/6/2021	$208.33	9/23/2020	$520.47	$520.47
Twelve months ended June 30, 2022	$422.42	$788.21	9/6/2021	$99.63	6/30/2022	$99.63	$99.63
February 1, 2018 to June 30, 2022	$443.00	$1,714.45	5/6/2018	$76.92	12/15/2018	$99.63	$99.63

The following table illustrates the movements in the Digital Asset Market price of Bitcoin Cash, as reported on the Fund’s principal market for Bitcoin Cash, from the beginning of the Fund’s operations on February 1, 2018 to June 30, 2022. Since the beginning of the Fund’s operations, the price of Bitcoin Cash has ranged from $76.78 to $1,719.00, with the straight average being $443.51:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$1,080.64	$1,719.00	5/6/2018	$607.20	4/6/2018	$725.11	$659.54
Twelve months ended June 30, 2019	$361.64	$850.91	7/24/2018	$76.78	12/15/2018	$414.00	$436.73
Twelve months ended June 30, 2020	$274.41	$493.09	2/14/2020	$168.00	3/16/2020	$221.14	$221.14
Twelve months ended June 30, 2021	$454.20	$1,465.48	5/6/2021	$208.40	9/23/2020	$520.99	$520.99
Twelve months ended June 30, 2022	$422.42	$787.00	9/6/2021	$99.92	6/30/2022	$99.92	$99.92
February 1, 2018 to June 30, 2022	$443.51	$1,719.00	5/6/2018	$76.78	12/15/2018	$99.92	$99.92

XRP

The Digital Asset Reference Rate for XRP was an Index Price for XRP. The following table illustrates the movements in the Index Price for XRP from the beginning of the Fund’s operations on February 1, 2018 to January 3, 2021, after which XRP was removed from the Fund. Since the beginning of the Fund’s operations, the Index Price for XRP has ranged from $0.14 to $1.17, with the straight average being $0.37 through January 3, 2021. The Manager has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to June 30, 2018	$0.72	$1.17	2/17/2018	$0.43	6/29/2018	$0.46	$0.43
Twelve months ended June 30, 2019	$0.38	$0.58	9/30/2018	$0.26	9/11/2018	$0.40	$0.42
Twelve months ended June 30, 2020	$0.24	$0.40	7/8/2019	$0.14	3/16/2020	$0.18	$0.18
July 1, 2020 to January 3, 2021	$0.30	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.22
February 1, 2018 to January 3, 2021	$0.37	$1.17	2/17/2018	$0.14	3/16/2020	$0.23	$0.22

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

Secondary Market Trading

The Fund’s Shares have been quoted on OTCQX under the symbol GDLC since November 22, 2019. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share. From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. During this period the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per share was 42% and the average discount was 22%, based on the Target Coverage Ratio Methodology. Moreover, the closing price of the Shares as, quoted on OTCQX at 4:00 p.m., New York time, on each business day, was quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology. As of June 30, 2022, the Fund’s Shares were quoted on OTCQX at a discount of 35% to the Fund’s Digital Asset Holdings per Share based on the Target Coverage Ratio Methodology.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Fund’s NAV per Share and the Fund’s Digital Asset Holdings per Share for each of the quarters since November 22, 2019.

	High			Low
	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share(2)	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share(2)
Calendar Year 2019
Fourth quarter	$8.55	$4.67	$4.67	$5.00	$3.90	$3.90
Calendar Year 2020
First quarter	$8.42	$6.57	$6.57	$4.15	$2.99	$2.99
Second quarter	$7.94	$5.84	$5.84	$3.62	$3.72	$3.72
Third quarter	$29.00	$7.72	$7.72	$6.20	$5.32	$5.32
Fourth quarter	$24.25	$16.41	$16.42	$10.18	$6.38	$6.38
Calendar Year 2021
First quarter	$45.27	$35.31	$35.30	$20.65	$16.45	$16.46
Second quarter	$52.00	$40.13	$40.15	$20.01	$20.32	$20.30
Third quarter	$64.24	$36.54	$36.54	$21.02	$19.34	$19.34
Fourth quarter	$34.72	$45.17	$45.16	$23.70	$31.32	$31.32
Calendar Year 2022
First quarter	$25.10	$32.41	$32.41	$17.25	$22.64	$22.64
Second quarter	$22.61	$30.53	$30.54	$7.14	$10.27	$10.29

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended June 30, 2022.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that, as of June 30, 2022, the Fund’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Manager’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of June 30, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager concluded that the Fund maintained effective internal control over Financial reporting as of June 30, 2022.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 46, is the founder of the Manager and was Chief Executive Officer of the Manager until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc., a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Manager, the Authorized Participant, as well as CoinDesk.

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

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 36, is CEO of the Manager, having served as Managing Director of the Manager since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators as well as managing the development of the Manager’s single-asset and diversified digital currency products. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Manager, and prior to that served as an Account Executive from 2014 to 2015. Prior to joining the Manager, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering high net worth individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions. Mr. Sonnenshein earned his Bachelor of Business

Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2018 as one of Business Insider’s Rising Stars of Wall Street and serves as a member of the CME Group Bitcoin Futures Council and NYU Blockchain Association.

Edward McGee, Chief Financial Officer

Edward McGee, 38, is the Chief Financial Officer of the Manager, having served as Vice President, Finance and Controller of the Manager since June 2019. Prior to taking on his role at the Manager, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of August 25, 2022 and do not take into account ownership of the Shares held through Cede & Co., a nominee of DTC, for which there is no publicly available information. The number of Shares issued and outstanding as of August 25, 2022 was 15,867,400.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	1,346,523	8.49%
Directors & Officers of the Manager:(4)
Barry E. Silbert(5)	*	* %
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Directors & officers of the Manager as a group	*	* %

(1)
Includes 32,936 Shares held by Digital Currency Group, Inc.; 1,309,125 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; and 4,462 Shares held by Genesis Global Trading, Inc., the Authorized Participant and a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity has voting and dispositive power over the securities held by such entity.
(3)
On March 2, 2022, the Board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum

Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 25, 2022, DCG had not purchased any Shares of the Fund under this authorization.
(4)
The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates.
(5)
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

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Manager and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider and Reference Rate Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, and which is also the parent company of the Custodian, representing less than 1.0% of its equity, and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including digital assets that may be held by the Fund, companies that act as stewards of digital assets that may be held by the Fund, and exchanges and custodians. DCG’s positions on changes that should be adopted in various Digital Asset Networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, DCG’s position regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund.

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

The Index Provider and the Reference Rate Provider

DCG is the indirect parent company of CoinDesk, Inc., the Index Provider and Reference Rate Provider. As a result, the Index Provider and the Reference Rate Provider are affiliates of the Manager and the Fund and have an incentive to resolve questions regarding, or changes to, the manner in which the DLCS and/or the manner in which the Digital Asset Reference Rates are constructed and are calculated in a way that favors the Manager and the Fund.

In addition, Genesis, the only Authorized Participant as of the date hereof, licenses and uses a trading software platform provided by the Reference Rate Provider to operate its trading desk and to facilitate Genesis’s actions as an Authorized Participant. Although the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the Index License Agreement, the Reference Rate Provider is entitled to use the over-the-counter trading data from Genesis in the Digital Asset Reference Rate.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Friedman LLP for the years ended June 30, 2022 and 2021 were:

	Years Ended June 30,
	2022	2021
Audit fees	$152,360	$142,377
Total	$152,360	$142,377

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

Pre-Approved Policies and Procedures

The Fund has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended June 30, 2022, are made by the Manager’s Board of Directors and Audit Committee.

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

4.3	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.3 of the Form 8-K filed by the Registrant on July 30, 2021).

4.4	Form of Participant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on September 27, 2021).

10.1†*	Amended and Restated Custodian Agreement, dated June 29, 2022, between the Manager and the Custodian.

10.2	Distribution and Marketing Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed by the Registrant on February 4, 2022).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant treats as private or confidential.

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

“Avalanche” or “AVAX”—A type of digital asset based on an open-source cryptographic protocol existing on the Avalanche network.

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

“Custodian Agreement”—The Amended and Restated Custodial Services Agreement, dated as of June 29, 2022, by and between the Fund, Manager and Custodian that governs the Fund’s and Manager’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Fund’s assets.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings.” See also “Item 1. Business—Investment Objective” for a description of the Fund’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The U.S. dollar value on which the Manager’s Fee accrues, as calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings.”

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as a Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing such Digital Asset Network. See “Item 1. Business—Overview of the Digital Asset Industry and Market.”

“Digital Asset Reference Rate”—With respect to any Fund Component (and, if possible, each Forked Asset) as of any business day, the price in U.S. dollars of such Fund Component (and, if possible, each Forked Asset), as determined by reference to the Index Price or an Indicative Price (or prior to July 1, 2022, an Old Indicative Price) reported by CoinDesk Indices, Inc. for such Fund Component (and, if possible, each Forked Asset) as of 4:00 p.m., New York time, on any business day.

“Distribution and Marketing Agreement”—The agreement among the Manager and the distributor and marketer, which sets forth the obligations and responsibilities of the distributor and marketer.

“DLCS”— The CoinDesk Large Cap Select Index (DLCS).

“DLCS Methodology”—The criteria that a digital asset must meet to be eligible for inclusion in the DLCS, as determined from time to time by the Index Provider.

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

“Fund Documents”—The LLC Agreement and Custodian Agreement, collectively.

“Fund Rebalancing Period”—Any period during which the Manager reviews for rebalancing the Fund’s portfolio in accordance with the policies and procedures set forth in this Annual Report. For purposes of the Limited Liability Company Agreement, the term Fund Rebalancing Period shall mean the Fund Rebalancing Period as defined herein.

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

“Index Provider”— CoinDesk Indices, Inc., a Delaware corporation that designed and manages the DLCS. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Manager and the Fund and is considered a related party of the Fund.

“Index Price”— A price for a Fund Component determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

“Index Rebalancing Period”—Any period during which the Index Provider reviews for rebalancing the DLCS in accordance with the policies and procedures set forth in this Annual Report.

“Indicative Price”— A volume-weighted average price in U.S. dollars for a Fund Component as of 4:00 p.m., New York time, for the immediately preceding 60-minute period derived from data collected from Digital Asset Exchanges trading such Fund component selected by the Reference Rate Provider.

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

“LLC Act”—Limited Liability Companies Act (As Revised) of the Cayman Islands (as amended or any successor statute thereto).

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

“Manager’s Fee”—A fee that accrues daily in U.S. dollars at an annual rate of 2.5% of the Fund’s Digital Asset Holdings Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the Fund Components then held by the Fund in proportion to such Fund Components’ respective Weightings. For any day that is not a business day or in a Fund Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 2.5% of the most recently calculated Digital Asset Holdings Fee Basis Amount of the Fund. The Manager’s Fee is payable to the Manager monthly in arrears.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Fund, which the Manager will pay to the marketer as a Manager-paid Expense.

“NAV”—The net asset value of the Fund determined on a GAAP basis.

“Old Indicative Price”—A volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider.

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

“Polkadot” or “DOT”—A type of digital asset based on an open-source cryptographic protocol existing on the Polkadot network.

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

“SIPC”—The Securities Investor Protection Corporation

“Solana” or “SOL”—A type of digital asset based on an open-source cryptographic protocol existing on the Solana network.

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

“Target Coverage Ratio Methodology”—The criteria, established by the Manager, that the Fund used to determine which digital assets would be included in the Fund Components, prior to July 1, 2022.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

By:	/s/ Barry E. Silbert
	Name:	Barry E. Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Murphy
	Name:	Mark Murphy
	Title:	Member of the Board of Directors Director*

Date: September 1, 2022

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of
Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Digital Large Cap Fund LLC (the “Fund”) as of June 30, 2022 and 2021, and the related statements of operations and changes in net assets for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2022 and 2021, and the results of its operations for each of the years in the three-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter - Investments in Digital Assets

In forming our opinion we have considered the adequacy of the disclosures included in Note 8 to the financial statements concerning among other things the risks and uncertainties related to the Fund’s investments in digital assets and Incidental Rights or IR Virtual Currency that arise as a result of the Fund’s investments in digital assets. The risks and rewards to be recognized by the Fund associated with its investments in digital assets will be dependent on many factors outside of the Fund’s control. The currently immature nature of the digital asset markets including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital assets continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of digital assets. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Fund’s auditor since 2018.

East Hanover, New Jersey

September 1, 2022

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share amounts)

	June 30,
	2022	2021
Assets:
Investments in digital assets, at fair value (cost $148,975 and $112,405 as of June 30, 2022 and 2021, respectively)	$173,852	$367,308
Total assets	$173,852	$367,308
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$173,852	$367,308
Net Assets consists of:
Paid-in-capital	114,568	113,633
Accumulated net investment loss	(19,387)	(8,173)
Accumulated net realized gain on investments in digital assets	53,794	6,945
Accumulated net unrealized appreciation on investments in digital assets	24,877	254,903
	$173,852	$367,308
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,837,800
Net asset value per Share	$10.96	$23.19

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

SCHEDULES OF INVESTMENTS

(Amounts in thousands, except quantity of each Fund Component and percentages)

June 30, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	6,231.43654040	$70,529	$117,743	67.73%
Investment in Ethereum	39,359.77040671	18,021	40,136	23.09%
Investment in Cardano	10,916,582.900254	15,453	4,803	2.76%
Investment in Solana	111,216.13265694	15,421	3,557	2.05%
Investment in Polkadot	328,187.49357863	7,338	2,235	1.29%
Investment in Avalanche	88,973.97836461	8,381	1,445	0.83%
Investment in Litecoin	23,725.08718334	1,794	1,220	0.70%
Investment in Uniswap	232,687.02308212	5,059	1,122	0.64%
Investment in Chainlink	158,987.59087114	4,686	960	0.55%
Investment in Bitcoin Cash	6,314.20828653	2,293	631	0.36%
Net assets		$148,975	$173,852	100.00%

June 30, 2021
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	7,340.02142854	$82,598	$255,175	69.47%
Investment in Ethereum	45,287.78133655	20,499	101,625	27.67%
Investment in Bitcoin Cash	7,379.46217362	2,676	3,845	1.05%
Investment in Litecoin	26,184.80079374	1,967	3,707	1.01%
Investment in Chainlink	153,327.61595468	4,665	2,956	0.80%
Net assets		$112,405	$367,308	100.00%

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended June 30,
	2022	2021	2020
Investment income:
Investment income	$—	$—	$—
Expenses:
Manager's Fee, related party	11,214	6,987	718
Net investment loss	(11,214)	(6,987)	(718)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investments in digital assets	46,849	7,293	(147)
Net change in unrealized depreciation on Manager's Fee payable	—	—	57
Net change in unrealized (depreciation) appreciation on investments in digital assets	(230,026)	256,024	(3,539)
Net realized and unrealized (loss) gain on investments	(183,177)	263,317	(3,629)
Net (decrease) increase in net assets resulting from operations	$(194,391)	$256,330	$(4,347)

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended June 30,
	2022	2021	2020
(Decrease) increase in net assets from operations:
Net investment loss	$(11,214)	$(6,987)	$(718)
Net realized gain (loss) on investments in digital assets	46,849	7,293	(147)
Net change in unrealized depreciation on Manager's Fee payable	—	—	57
Net change in unrealized (depreciation) appreciation on investments in digital assets	(230,026)	256,024	(3,539)
Net (decrease) increase in net assets resulting from operations	(194,391)	256,330	(4,347)
Increase in net assets from capital share transactions:
Shares issued	935	78,604	14,099
Net increase in net assets resulting from capital share transactions	935	78,604	14,099
Total (decrease) increase in net assets from operations and capital share transactions	(193,456)	334,934	9,752
Net assets:
Beginning of year	367,308	32,374	22,622
End of year	$173,852	$367,308	$32,374
Change in Shares outstanding:
Shares outstanding at beginning of year	15,837,800	6,029,000	3,103,600
Shares issued	29,600	9,808,800	2,925,400
Net increase in Shares	29,600	9,808,800	2,925,400
Shares outstanding at end of year	15,867,400	15,837,800	6,029,000

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, and through the period ending June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Effective July 1, 2022, the Fund’s digital assets will consist of digital assets that comprise the CoinDesk Large Cap Select Index. See Footnote 12 - Subsequent Events for additional detail. Digital assets have been be held in the Fund’s portfolio on a market capitalization-weighted basis. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of June 30, 2022, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Cardano (“ADA”), Solana (“SOL”), Polkadot (“DOT”), Avalanche (“AVAX”), Litecoin (”LTC”), Uniswap (“UNI”), Chainlink (“LINK”) and Bitcoin Cash (“BCH”) (collectively, the “Fund Components”). On a quarterly basis beginning on the first business day of January, April, July and October of each year, the Manager performed an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investment in Bitcoin	$117,743	$117,743	$—	$—
Investment in Ethereum	$40,136	$40,136	$—	$—
Investment in Cardano	$4,803	$4,803	$—	$—
Investment in Solana	$3,557	$3,557	$—	$—
Investment in Polkadot	$2,235	$2,235	$—	$—
Investment in Avalanche	$1,445	$—	$1,445	$—
Investment in Litecoin	$1,220	$1,220	$—	$—
Investment in Uniswap	$1,122	$1,122	$—	$—
Investment in Chainlink	$960	$960	$—	$—
Investment in Bitcoin Cash	$631	$631	$—	$—
	$173,852	$172,407	$1,445	$—
June 30, 2021
Assets
Investment in Bitcoin	$255,175	$—	$255,175	$—
Investment in Ethereum	$101,625	$—	$101,625	$—
Investment in Bitcoin Cash	$3,845	$—	$3,845	$—
Investment in Litecoin	$3,707	$—	$3,707	$—
Investment in Chainlink	$2,956	$—	$2,956	$—
	$367,308	$—	$367,308	$—

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

		June 30,
Fund Component	Principal Market	2022	2021	2020
BTC	Coinbase Pro	$18,895.01	$34,764.81	$9,134.09
ETH	Coinbase Pro	$1,019.72	$2,243.98	$224.96
ADA(1)	Coinbase Pro	$0.44	N/A	N/A
SOL(2)	Coinbase Pro	$31.98	N/A	N/A
DOT(3)	Coinbase Pro	$6.81	N/A	N/A
AVAX(3)	Coinbase Pro	$16.24	N/A	N/A
LTC	Coinbase Pro	$51.43	$141.61	$41.15
UNI(2)	Coinbase Pro	$4.82	N/A	N/A
LINK(4)	Coinbase Pro	$6.04	$19.28	N/A
BCH	Coinbase Pro	$99.92	$520.99	$221.14
XRP(5)	Coinbase Pro(6)	N/A	N/A	$0.18

1 Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

2 Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

3 Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Polkadot (DOT) and Avalanche (AVAX) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

4 Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

5 Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

6 Historically, the Fund considered Bitstamp to be its principal market for XRP. The Fund performed an assessment of the principal market at June 30, 2020 and identified a change in the principal market for XRP from Bitstamp to Coinbase Pro. The Fund has applied this change in the XRP principal market effective June 30, 2020.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at July 1, 2019	1,545.00887000	$17,363
BTC contributed	1,423.77956922	11,195
BTC distributed for Manager's Fee, related party	(77.83508151)	(662)
Net change in unrealized depreciation on investment in BTC	-	(1,559)
Net realized gain on investment in BTC	-	69
BTC balance at June 30, 2020	2,890.95335771	$26,406
BTC contributed	4,668.87490748	61,878
BTC distributed from portfolio rebalancing	(49.26609880)	(4,018)
BTC distributed for Manager's Fee, related party	(170.54073785)	(5,373)
Net change in unrealized appreciation on investment in BTC	-	168,230
Net realized gain on investment in BTC	-	8,052
BTC balance at June 30, 2021	7,340.02142854	$255,175
BTC contributed	13.24337963	612
BTC distributed from portfolio rebalancing	(955.65065367)	(40,252)
BTC distributed for Manager's Fee, related party	(166.17761410)	(7,160)
Net change in unrealized depreciation on investment in BTC	-	(125,363)
Net realized gain on investment in BTC	-	34,731
BTC balance at June 30, 2022	6,231.43654040	$117,743

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at July 1, 2019	8,931.94399617	$2,692
ETH contributed	8,231.09766296	1,486
ETH distributed for Manager's Fee, related party	(449.97708104)	(87)
Net change in unrealized depreciation on investment in ETH	-	(216)
Net realized loss on investment in ETH	-	(115)
ETH balance at June 30, 2020	16,713.06457809	$3,760
ETH contributed	27,048.35623477	11,956
ETH contributed from portfolio rebalancing	2,541.65341845	2,993
ETH distributed for Manager's Fee, related party	(1,015.29289476)	(1,362)
Net change in unrealized appreciation on investment in ETH	-	83,519
Net realized gain on investment in ETH	-	759
ETH balance at June 30, 2021	45,287.78133655	$101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(4,990.48482039)	(12,204)
ETH distributed for Manager's Fee, related party	(1,015.08319570)	(3,080)
Net change in unrealized depreciation on investment in ETH	-	(59,012)
Net realized gain on investment in ETH	-	12,555
ETH balance at June 30, 2022	39,359.77040671	$40,136

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at July 1, 2021	-	$-
ADA contributed	20,953.270382	46
ADA contributed from portfolio rebalancing	11,178,490.637538	15,389
ADA distributed for Manager's Fee, related party	(282,861.007666)	(392)
Net change in unrealized depreciation on investment in ADA	-	(10,650)
Net realized gain on investment in ADA	-	410
ADA balance at June 30, 2022	10,916,582.900254	$4,803

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at July 1, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	113,222.94565799	15,869
SOL distributed for Manager's Fee, related party	(2,006.81300105)	(246)
Net change in unrealized depreciation on investment in SOL	-	(11,864)
Net realized loss on investment in SOL	-	(202)
SOL balance at June 30, 2022	111,216.13265694	$3,557

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2021	-	$-
DOT contributed	-	-
DOT contributed from portfolio rebalancing	330,149.03708006	7,576
DOT distributed for Manager's Fee, related party	(1,961.54350143)	(24)
Net change in unrealized depreciation on investment in DOT	-	(5,103)
Net realized loss on investment in DOT	-	(214)
DOT balance at June 30, 2022	328,187.49357863	$2,235

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2021	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	89,505.76684675	8,665
AVAX distributed for Manager's Fee, related party	(531.78848214)	(23)
Net change in unrealized depreciation on investment in AVAX	-	(6,936)
Net realized loss on investment in AVAX	-	(261)
AVAX balance at June 30, 2022	88,973.97836461	$1,445

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at July 1, 2019	5,048.46535792	$652
LTC contributed	4,652.33684958	241
LTC distributed for Manager's Fee, related party	(254.33362787)	(16)
Net change in unrealized depreciation on investment in LTC	-	(480)
Net realized loss on investment in LTC	-	(9)
LTC balance at June 30, 2020	9,446.46857963	$388
LTC contributed	15,310.38020958	908
LTC contributed from portfolio rebalancing	2,010.23222215	309
LTC distributed for Manager's Fee, related party	(582.28021762)	(81)
Net change in unrealized appreciation on investment in LTC	-	2,142
Net realized gain on investment in LTC	-	41
LTC balance at June 30, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	9
LTC distributed from portfolio rebalancing	(1,901.21497737)	(281)
LTC distributed for Manager's Fee, related party	(605.89374115)	(83)
Net change in unrealized depreciation on investment in LTC	-	(2,315)
Net realized gain on investment in LTC	-	183
LTC balance at June 30, 2022	23,725.08718334	$1,220

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at July 1, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	236,778.41720026	5,483
UNI distributed for Manager's Fee, related party	(4,091.39411814)	(54)
Net change in unrealized depreciation on investment in UNI	-	(3,937)
Net realized loss on investment in UNI	-	(370)
UNI balance at June 30, 2022	232,687.02308212	$1,122

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at July 1, 2020	-	$-
LINK contributed	253.44138473	9
LINK contributed from portfolio rebalancing	154,021.49829970	4,622
LINK distributed for Manager's Fee, related party	(947.32372975)	(30)
Net change in unrealized depreciation on investment in LINK	-	(1,709)
Net realized gain on investment in LINK	-	64
LINK balance at June 30, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	9,391.16255779	143
LINK distributed for Manager's Fee, related party	(4,041.64897033)	(78)
Net change in unrealized depreciation on investment in LINK	-	(2,016)
Net realized loss on investment in LINK	-	(53)
LINK balance at June 30, 2022	158,987.59087114	$960

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at July 1, 2019	1,576.36869934	$652
BCH contributed	1,432.63933393	346
BCH distributed for Manager's Fee, related party	(100.06501527)	(27)
Net change in unrealized depreciation on investment in BCH	-	(284)
Net realized loss on investment in BCH	-	(44)
BCH balance at June 30, 2020	2,908.94301800	$643
BCH contributed	4,696.88194985	1,185
BCH distributed from portfolio rebalancing	(55.03257309)	(31)
BCH distributed for Manager's Fee, related party	(171.33022114)	(81)
Net change in unrealized appreciation on investment in BCH	-	2,102
Net realized gain on investment in BCH	-	27
BCH balance at June 30, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(906.97968581)	(388)
BCH distributed for Manager's Fee, related party	(171.88324722)	(74)
Net change in unrealized depreciation on investment in BCH	-	(2,830)
Net realized gain on investment in BCH	-	70
BCH balance at June 30, 2022	6,314.20828653	$631

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at July 1, 2019	3,579,073.61054800	$1,440
XRP contributed	3,298,241.09008900	831
XRP distributed for Manager's Fee, related party	(180,308.01604100)	(46)
Net change in unrealized depreciation on investment in XRP	-	(1,000)
Net realized loss on investment in XRP	-	(48)
XRP balance at June 30, 2020	6,697,006.68459600	$1,177
XRP contributed	10,327,653.14534000	2,668
XRP distributed from portfolio rebalancing	(16,838,197.64668600)	(3,875)
XRP distributed for Manager's Fee, related party	(186,462.18325000)	(60)
Net change in unrealized appreciation on investment in XRP	-	1,740
Net realized loss on investment in XRP	-	(1,650)
XRP balance at June 30, 2021	-	$-

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

Each period during which the Manager is purchasing and selling digital assets in connection with a rebalancing is referred to as a “Fund Rebalancing Period.” The Manager expects each Fund Rebalancing Period to last between one and five business days. As of and during the year ended June 30, 2020, there were no changes in the Fund Components’ market capitalization that would have required the Manager to rebalance the Fund’s portfolio.

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

On April 5, 2022, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Polkadot (DOT) and Avalanche (AVAX) in accordance with the Fund’s construction criteria. On April 5, 2022, the Fund recognized a realized gain of $12,437,503 in connection with the sale of 299.12356960 BTC, 799.44969220 ETH, 525.96222080 BCH, and 471,808.6330000 ADA to purchase 154.01722821 LTC, 600.38311024 LINK, 7,207.59678111 SOL, 23,446.19411389 UNI, 89,505.76684675 AVAX and 330,149.03708006 DOT.

5. Creations and Redemptions of Shares

At June 30, 2022 and 2021, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.6880 of one ADA, 0.0070 of one SOL, 0.0207 of one DOT, 0.0056 of one AVAX, 0.0015 of one LTC, 0.0147 of one UNI, 0.0100 of one LINK and 0.0004 of one BCH at June 30, 2022. Each Share represented approximately 0.0005 of one BTC, 0.0029 of one ETH, 0.0005 of one BCH, 0.0017 of one LTC and 0.0097 of one LINK at June 30, 2021.

The cost basis of investments in each Fund Component recorded by the Fund is the fair value of each Fund Component, as determined by the Fund, at 4:00 p.m., New York time, on the date of transfer to the Fund by the Authorized Participant based on the creation Baskets. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or each Fund Component. In addition, the Authorized Participant may realize significant profits through the sale of digital assets during a Fund Rebalancing Period.

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

The Fund has elected to be treated as a corporation for U.S. federal income tax purposes. The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“effectively connected income”) under the U.S. Internal Revenue Code of 1986, as amended (the "Code") and corresponding tax regulations (e.g., including under Sections 861 through 865). There can, however, be no complete assurance in this regard. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business).

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended June 30, 2022 and June 30, 2021, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2022 or June 30, 2021.

7. Related Parties

The Fund considers the following entities, their directors and employees to be related parties of the Fund: DCG, Genesis, Grayscale, and CoinDesk Indices, Inc. As of June 30, 2022 and 2021, 1,370,846 and 1,544,850 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. Effective January 1, 2021, the Manager’s Fee was lowered from 3.0% to 2.5%. No Forked Assets have been distributed in payment of the Manager’s Fee during the years ended June 30, 2022, 2021 and 2020.

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

For years ended June 30, 2022, 2021, and 2020, the Fund incurred Manager’s Fees of $11,214,652, $6,986,998 and $717,691, respectively. As of June 30, 2022, 2021, and 2020, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the years ended June 30, 2022, 2021, and 2020, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG did not purchase any Shares of the Trust under this authorization.

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

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the BTC, BCH, ETH, LTC, LINK, ADA, SOL, UNI, DOT and AVAX networks, are collectively maintained by a decentralized user base.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset.

Further, Ripple Labs, Inc. (“Ripple”), the company that retains a key role in stewarding the development of XRP, is currently a defendant in a federal class-action lawsuit filed by certain XRP holders that alleges that XRP is a security issued by Ripple. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

As with any computer network, digital asset networks are vulnerable to various kinds of attacks and disruptions. For example, each digital asset network of the Fund Components, for which it is relevant, is vulnerable to a “51% attack” where, if a malicious actor were to gain control of more than 50% of a network’s hash rate, it would be able to gain full control of the network and the ability to manipulate the relevant blockchains on which the respective Fund Components settle. In May 2019, the Bitcoin Cash network experienced a 51% attack when two mining pools combined their hash rates to reverse a block of transactions that rewarded tokens to an unknown actor who had taken advantage of an unrelated vulnerability in the Bitcoin Cash network. The Fund did not suffer any direct losses as a result of the attack. Although this particular attack could be interpreted as reversing a separate attack on the Bitcoin Cash network, the Bitcoin Cash network may be vulnerable to future 51% attacks that could result in a loss of confidence in the Bitcoin Cash network. Additionally as an example of a network disruption, the Solana network experienced a significant disruption on September 14, 2021, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Solana was added as a Fund Component effective October 1, 2021, therefore the Fund did not suffer any direct losses as a result of the network disruption.

Furthermore, like any smart contract platform that utilizes bridge technology, digital assets transferred to or from other blockchains are vulnerable to certain types of exploits. For example, on February 3, 2022, hackers were able to manipulate the Wormhole bridge smart contract code which enables the transfer of certain digital assets to the Solana Network, to divert approximately 120,000 Ethereum from the Wormhole bridge to the attacker’s Ethereum wallet. While Jump Crypto, the creators of the Wormhole bridge, replenished the stolen ETH, effectively backstopping user losses, they or other creators may not be able to do so again in the future. The development of bridges on digital asset networks is ongoing and further attacks on bridges compatible with a digital asset network of a Fund Component could have a material adverse effect on the value of such Fund Component and an investment in the Shares.

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

9. Quarterly Statements of Operations

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2021	Dec-31, 2021	Mar-31, 2022	Jun-30, 2022	Year Ended June 30, 2022
Expenses
Manager's Fee, related party	$2,833	$3,761	$2,622	$1,998	$11,214
Net investment loss	$(2,833)	$(3,761)	$(2,622)	$(1,998)	$(11,214)
Net realized and unrealized gain (loss) from:
Net realized gain on investments in digital assets	13,704	17,866	1,772	13,507	46,849
Net change in unrealized appreciation (depreciation) on investments in digital assets	88,242	15,486	(27,207)	(306,547)	(230,026)
Net realized and unrealized gain (loss) on investments	101,946	33,352	(25,435)	(293,040)	(183,177)
Net increase (decrease) in net assets resulting from operations	$99,113	$29,591	$(28,057)	$(295,038)	$(194,391)

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2020	Dec-31, 2020	Mar-31, 2021	Jun-30, 2021	Year Ended June 30, 2021
Expenses
Manager's Fee, related party	$375	$1,095	$2,548	$2,969	$6,987
Net investment loss	$(375)	$(1,095)	$(2,548)	$(2,969)	$(6,987)
Net realized and unrealized gain (loss) from:
Net realized gain on investments in digital assets	47	426	152	6,668	7,293
Net change in unrealized appreciation (depreciation) on investments in digital assets	7,860	146,286	271,256	(169,378)	256,024
Net realized and unrealized gain (loss) on investments	7,907	146,712	271,408	(162,710)	263,317
Net increase (decrease) in net assets resulting from operations	$7,532	$145,617	$268,860	$(165,679)	$256,330

10. Financial Highlights Per Share Performance

	Years Ended June 30,
	2022	2021	2020
Per Share Data:
Net asset value, beginning of year	$23.19	$5.37	$7.29
Net (decrease) increase in net assets from investment operations
Net investment loss	(0.71)	(0.52)	(0.16)
Net realized and unrealized (loss) gain	(11.52)	18.34	(1.76)
Net (decrease) increase in net assets resulting from operations	(12.23)	17.82	(1.92)
Net asset value, end of year	$10.96	$23.19	$5.37
Total return	-52.74%	331.84%	-26.34%
Ratios to average net assets:
Net investment loss	-2.50%	-2.59%	-3.00%
Expenses	-2.50%	-2.59%	-3.00%

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the year. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the LLC Agreement

11. Indemnifications

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

12. Subsequent Events

Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and will no longer seek to hold Fund Components meeting the Target Coverage Ratio. Instead, the Fund Components will consist of the digital assets that make up the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), a subsidiary of DCG and an affiliate of the Manager, which is also a subsidiary of DCG, and the Fund. The change in methodology resulted in the removal of Bitcoin Cash, Chainlink, Litecoin, Polkadot, and Uniswap in proportion to their respective weighing. As of the end of the day on July 7, 2022, the Fund Components were a basket of 68.88% BTC, 25.22% ETH, 2.71% ADA, 2.23% SOL, and 0.96% AVAX and each Share represented 0.0004 BTC, 0.0026 ETH, 0.7161 ADA, 0.0073 SOL, and 0.0060 AVAX. The Fund does not generate any income and regularly distributes Fund Components to pay for its ongoing expenses. Therefore, the amount of Fund Components represented by each Share gradually decreases over time.

As of the close of business on August 25, 2022, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $21,603.31 per BTC, $1,707.26 per ETH, $0.47 per ADA, $35.80 per SOL, and $23.04 per AVAX.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.