Form 10-Q
period 2022-09-30
Grayscale Digital Large Cap Fund LLC
filed 2022-11-04
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of October 31, 2022: 15,867,400

Grayscale® Digital large Cap Fund LLC

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (the “Manager”) and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part II, Item 1A. Risk Factors.” Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 39.

This Quarterly Report supplements, and where applicable amends, the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2022 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2022	June 30, 2022
Assets:
Investments in digital assets, at fair value (cost $133,233 and $148,975 as of September 30, 2022 and June 30, 2022, respectively)	$189,175	$173,852
Total assets	$189,175	$173,852
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$189,175	$173,852
Net Assets consists of:
Paid-in-capital	114,568	114,568
Accumulated net investment loss	(20,708)	(19,387)
Accumulated net realized gain on investments in digital assets	39,373	53,794
Accumulated net change in unrealized appreciation on investments in digital assets	55,942	24,877
	$189,175	$173,852
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Net asset value per Share	$11.92	$10.96

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

September 30, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,390.95397916	$74,122	$124,499	65.81%
Investment in ETH	40,611.49624623	19,636	54,318	28.71%
Investment in ADA	11,296,824.084095	15,562	4,869	2.57%
Investment in SOL	114,745.68138050	15,477	3,869	2.05%
Investment in AVAX	94,095.96756657	8,436	1,620	0.86%
Net assets		$133,233	$189,175	100.00%

June 30, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,231.43654040	$70,529	$117,743	67.73%
Investment in ETH	39,359.77040671	18,021	40,136	23.09%
Investment in ADA	10,916,582.900254	15,453	4,803	2.76%
Investment in SOL	111,216.13265694	15,421	3,557	2.05%
Investment in DOT	328,187.49357863	7,338	2,235	1.29%
Investment in AVAX	88,973.97836461	8,381	1,445	0.83%
Investment in LTC	23,725.08718334	1,794	1,220	0.70%
Investment in UNI	232,687.02308212	5,059	1,122	0.64%
Investment in LINK	158,987.59087114	4,686	960	0.55%
Investment in BCH	6,314.20828653	2,293	631	0.36%
Net assets		$148,975	$173,852	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2022	2021
Investment income:
Investment income	$-	$-
Expenses:
Manager's Fee, related party	1,321	2,833
Net investment loss	(1,321)	(2,833)
Net realized and unrealized gain on investments in digital assets:
Net realized (loss) gain on investments in digital assets	(14,421)	13,704
Net change in unrealized appreciation on investments in digital assets	31,065	88,242
Net realized and unrealized gain on investments in digital assets	16,644	101,946
Net increase in net assets resulting from operations	$15,323	$99,113

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2022	2021
Increase in net assets from operations:
Net investment loss	$(1,321)	$(2,833)
Net realized (loss) gain on investments in digital assets	(14,421)	13,704
Net change in unrealized appreciation on investments in digital assets	31,065	88,242
Net increase in net assets resulting from operations	15,323	99,113
Increase in net assets from capital share transactions:
Shares issued	-	935
Net increase in net assets resulting from capital share transactions	-	935
Total increase in net assets from operations and capital share transactions	15,323	100,048
Net assets:
Beginning of period	173,852	367,308
End of period	$189,175	$467,356
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,837,800
Shares issued	-	29,600
Net increase in Shares	-	29,600
Shares outstanding at end of period	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, and through the period ending June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Effective July 1, 2022, and for the three months ended September 30, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”) as discussed in Note 5. As of September 30, 2022, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Solana (“SOL”), Cardano (“ADA”), and Avalanche (“AVAX”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 8. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker dealer and wholly owned subsidiary of DCG, was the only Authorized Participant as of September 30, 2022, and was party to a participant agreement with the Manager and the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Manager, is the only Authorized Participant, and is party to a participant agreement with the Manager and the Fund. See Note 12 for additional information.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2022 and June 30, 2022 and results of operations for the three months ended September 30, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022 included in the Fund’s Annual Report on Form 10-K.

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

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. During the three months ended September 30, 2022, the Authorized Participant may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Manager, provides information about the Digital Asset Markets on which it transacts to the Fund.

In determining which of the eligible Digital Asset Markets is the Fund’s principal market, the Fund reviews these criteria in the following order:

First, the Fund reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Fund and the Authorized Participant. Neither the Fund nor the Authorized Participant has access to Digital Asset Exchange Markets that do not have a BitLicense and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investment in BTC	$124,499	$124,499	$-	$-
Investment in ETH	54,318	54,318	-	-
Investment in ADA	4,869	4,869	-	-
Investment in SOL	3,869	3,869	-	-
Investment in AVAX	1,620	1,620	-	-
	$189,175	$189,175	$-	$-
June 30, 2022
Assets
Investment in BTC	$117,743	$117,743	$-	$-
Investment in ETH	40,136	40,136	-	-
Investment in ADA	4,803	4,803	-	-
Investment in SOL	3,557	3,557	-	-
Investment in DOT	2,235	2,235	-	-
Investment in AVAX	1,445	-	1,445	-
Investment in LTC	1,220	1,220	-	-
Investment in UNI	1,122	1,122	-	-
Investment in LINK	960	960	-	-
Investment in BCH	631	631	-	-
	$173,852	$172,407	$1,445	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	September 30, 2022	June 30, 2022
BTC	Coinbase Pro	$19,480.51	$18,895.01
ETH	Coinbase Pro	$1,337.53	$1,019.72
ADA(1)	Coinbase Pro	$0.43	$0.44
SOL(2)	Coinbase Pro	$33.72	$31.98
AVAX(3)	Coinbase Pro	$17.22	$16.24
DOT(3)(5)	Coinbase Pro	N/A	$6.81
LTC(5)	Coinbase Pro	N/A	$51.43
UNI(2)(5)	Coinbase Pro	N/A	$4.82
LINK(4)(5)	Coinbase Pro	N/A	$6.04
BCH(5)	Coinbase Pro	N/A	$99.92

(1)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(2)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL and UNI in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(3)
Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase DOT and AVAX in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(4)
Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(5)
Effective July 7, 2022, following adoption of the DLCS Methodology, the Fund removed DOT, LTC, UNI, LINK and BCH from the Fund’s portfolio and sold the DOT, LTC, UNI, LINK and BCH holdings to purchase additional tokens of the remaining Fund

Components in proportion to their respective weightings. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at July 1, 2021	7,340.02142854	$255,175
BTC contributed	13.24337963	612
BTC distributed from portfolio rebalancing	(955.65065367)	(40,252)
BTC distributed for Manager's Fee, related party	(166.17761410)	(7,160)
Net change in unrealized depreciation on investment in BTC	-	(125,363)
Net realized gain on investment in BTC	-	34,731
BTC balance at June 30, 2022	6,231.43654040	$117,743
BTC contributed	-	-
BTC contributed from portfolio rebalancing	199.83559815	4,077
BTC distributed for Manager's Fee, related party	(40.31815939)	(857)
Net change in unrealized appreciation on investment in BTC	-	3,163
Net realized gain on investment in BTC	-	373
BTC balance at September 30, 2022	6,390.95397916	$124,499

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at July 1, 2021	45,287.78133655	$101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(4,990.48482039)	(12,204)
ETH distributed for Manager's Fee, related party	(1,015.08319570)	(3,080)
Net change in unrealized depreciation on investment in ETH	-	(59,012)
Net realized gain on investment in ETH	-	12,555
ETH balance at June 30, 2022	39,359.77040671	$40,136
ETH contributed	-	-
ETH contributed from portfolio rebalancing	1,507.83089471	1,760
ETH distributed for Manager's Fee, related party	(256.10505519)	(388)
Net change in unrealized appreciation on investment in ETH	-	12,567
Net realized gain on investment in ETH	-	243
ETH balance at September 30, 2022	40,611.49624623	$54,318

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at July 1, 2021	-	$-
ADA contributed	20,953.270382	46
ADA contributed from portfolio rebalancing	11,178,490.637538	15,389
ADA distributed for Manager's Fee, related party	(282,861.007666)	(392)
Net change in unrealized depreciation on investment in ADA	-	(10,650)
Net realized gain on investment in ADA	-	410
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	451,468.279475	208
ADA distributed for Manager's Fee, related party	(71,227.095635)	(34)
Net change in unrealized depreciation on investment in ADA	-	(43)
Net realized loss on investment in ADA	-	(65)
ADA balance at September 30, 2022	11,296,824.084094	$4,869

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at July 1, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	113,222.94565799	15,869
SOL distributed for Manager's Fee, related party	(2,006.81300105)	(246)
Net change in unrealized depreciation on investment in SOL	-	(11,864)
Net realized loss on investment in SOL	-	(202)
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	4,253.16323862	155
SOL distributed for Manager's Fee, related party	(723.61451506)	(27)
Net change in unrealized appreciation on investment in SOL	-	256
Net realized loss on investment in SOL	-	(72)
SOL balance at September 30, 2022	114,745.68138050	$3,869

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at July 1, 2021	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	89,505.76684675	8,665
AVAX distributed for Manager's Fee, related party	(531.78848214)	(23)
Net change in unrealized depreciation on investment in AVAX	-	(6,936)
Net realized loss on investment in AVAX	-	(261)
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	5,714.46623435	109
AVAX distributed for Manager's Fee, related party	(592.47703239)	(13)
Net change in unrealized appreciation on investment in AVAX	-	120
Net realized loss on investment in AVAX	-	(41)
AVAX balance at September 30, 2022	94,095.96756657	$1,620

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at July 1, 2021	-	$-
DOT contributed	-	-
DOT contributed from portfolio rebalancing	330,149.03708006	7,576
DOT distributed for Manager's Fee, related party	(1,961.54350143)	(24)
Net change in unrealized depreciation on investment in DOT	-	(5,103)
Net realized loss on investment in DOT	-	(214)
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager's Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at September 30, 2022	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at July 1, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	9
LTC distributed from portfolio rebalancing	(1,901.21497737)	(281)
LTC distributed for Manager's Fee, related party	(605.89374115)	(83)
Net change in unrealized depreciation on investment in LTC	-	(2,315)
Net realized gain on investment in LTC	-	183
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager's Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at September 30, 2022	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at July 1, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	236,778.41720026	5,483
UNI distributed for Manager's Fee, related party	(4,091.39411814)	(54)
Net change in unrealized depreciation on investment in UNI	-	(3,937)
Net realized loss on investment in UNI	-	(370)
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager's Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at September 30, 2022	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at July 1, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	9,391.16255779	143
LINK distributed for Manager's Fee, related party	(4,041.64897033)	(78)
Net change in unrealized depreciation on investment in LINK	-	(2,016)
Net realized loss on investment in LINK	-	(53)
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager's Fee, related party	(65.32617923)	-
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,697)
LINK balance at September 30, 2022	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at July 1, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(906.97968581)	(388)
BCH distributed for Manager's Fee, related party	(171.88324722)	(74)
Net change in unrealized depreciation on investment in BCH	-	(2,830)
Net realized gain on investment in BCH	-	70
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager's Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at September 30, 2022	-	$-

4. Distributions

When a proposed modification to the Ethereum Network is accepted by the vast majority of validators, miners and users but is nonetheless not accepted by an other than insignificant population of participants in the network, a “fork” in the blockchain occurs, resulting in two separate Ethereum Networks. Holders of ETH on the original Ethereum Network, at the time the block is mined and the fork occurs, may also receive an identical amount of new tokens on the new network.

Ethereum Fork on September 15, 2022 (ETHPoW)

Background and Measurement

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as Ethereum Proof-of-Work.

Immediately following the hard fork on September 15, 2022, holders of ETH passively received rights to an equal number of Ethereum Proof-of-Work tokens (“ETHPoW”) (referred to as a “right to the Forked Asset”). At that time, the Fund held approximately 40,653 ETH and the newly created ETHPoW was inaccessible to the Fund. On the date of the hard fork, the rights to the Forked Asset were determined to have no value as there were insufficient observable market inputs to determine the fair value of ETHPoW and the ETHPoW assets were not supported by the Custodian.

Furthermore, on September 16, 2022, the Manager of the Fund announced that it had declared a distribution and established a record date for the distribution of the rights to the Forked Asset to the shareholders of record as of the close of business on September 26, 2022 (“Record Date Shareholders”).

Subsequent Measurement and Distribution of Rights to ETHPoW

On September 26, 2022 (the “Record Date”), the Fund distributed the rights to the Forked Asset to obtain approximately 40,653 ETHPoW tokens held by the Fund to the Record Date Shareholders as of the close of business on September 26, 2022. The right to acquire, or otherwise establish dominion and control over, any ETHPoW as a result of the aforementioned fork in the Ethereum blockchain is referred to as a “right to the Forked Asset” and any such ETHPoW acquired through such a right to the Forked Asset is referred to as the “Forked Asset.”

On the Record Date, the Fund, acting on behalf of the Record Date Shareholders and pursuant to the terms of the LLC Agreement governing the Fund, appointed Grayscale Investments, LLC as agent (in this capacity, the “Agent”) on behalf of the Record Date Shareholders and transferred the rights to the Forked Assets held by the Fund to the Agent on behalf of the Record Date Shareholders. The Fund has no ownership interest in the distributed rights to the Forked Assets, no ability to control the actions of the Agent and no right to receive any information about the rights to the Forked Assets or the disposition thereof or of the underlying Forked Assets from the Record Date Shareholders, their Agent or any other person. As of the Record Date, the Fund determined such rights to the Forked Assets to have a fair value of $0 and no gain or loss was recognized as part of the rights to the Forked Assets distribution, due to the lack of a trading venue accessible to the Authorized Participant of the Fund and uncertainty regarding the ability to safely access and custody the ETHPoW.

5. Portfolio Rebalancing

From inception through June 30, 2022, the Fund sought to hold digital assets with market capitalizations that collectively constituted at least 70% of the market capitalization of the entire digital asset market (the “Target Coverage Ratio”) and determined the Fund Components by reference to fund construction criteria that consisted of market capitalization, liquidity and coverage criteria established by the Manager (the “Target Coverage Ratio Methodology”). Through the Target Coverage Ratio Methodology, the Fund sought to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market.

Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and no longer seeks to hold Fund Components meeting the Target Coverage Ratio. Instead, the Fund Components consist of the digital assets that make up the DLCS, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by the Index Provider, a subsidiary of DCG and an affiliate of the Manager, which is also a subsidiary of DCG. The process followed by the Index Provider to determine the digital assets included in the DLCS and their respective weightings in the DLCS is referred to as the “DLCS Methodology.”

Effective July 1, 2022, the Index Provider reviews the DLCS for rebalancing according to the DLCS Methodology quarterly during a period beginning 14 days before the end of each March, June, September and December (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the DLCS Methodology to determine any changes to the Index Components and the Index Weightings, after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the DLCS and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the DLCS and should therefore be included as Fund Components, and (iii) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer included in the DLCS, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets in proportion to their respective weightings in the Fund (“Weightings”) and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings. The Weightings of each Fund Component are generally expected to be the same as the weighting of each digital asset in the DLCS except when the Manager determines to exclude one or more digital assets included in the DLCS from the Fund Components. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the DLCS and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

The Manager will rebalance the Fund’s portfolio quarterly during a period beginning on the second business day of each January, April, July and October (each such period, a “Fund Rebalancing Period”). The Manager expects each Fund Rebalancing Period to last between one and five business days. The DLCS, and therefore the Fund, may also be rebalanced mid-quarter, prior to the Index Rebalancing Period under extraordinary circumstances, if, for example, a digital asset is removed from the Index.

On April 6, 2021, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Fund’s construction criteria. On April 2, 2021, the Fund recognized a realized gain of $4,398,884 in connection with the sale of 90.96800168 BTC and 58.85027824 BCH to purchase 381.07775172 ETH, 5.31504341 LTC and 154,021.49829970 LINK.

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

On October 1, 2021, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL and UNI in accordance with the Fund’s construction criteria. On October 1, 2021, the Fund recognized a realized gain of $14,980,028 in connection with the sale of 431.1877932 BTC, 568.9034008 ETH, 312.6826491 BCH, 1,332.295291 LTC and 4,669.367651 LINK, to purchase 393,666.736667 ADA, 106,015.34887688 SOL and 213,332.22308637 UNI.

On April 5, 2022, the Manager of the Fund, announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase DOT and AVAX in accordance with the Fund’s construction criteria. On April 5,

2022, the Fund recognized a realized gain of $12,437,503 in connection with the sale of 299.12356960 BTC, 799.44969220 ETH, 525.96222080 BCH, and 471,808.6330000 ADA to purchase 154.01722821 LTC, 600.38311024 LINK, 7,207.59678111 SOL, 23,446.19411389 UNI, 89,505.76684675 AVAX and 330,149.03708006 DOT.

Effective July 1, 2022, the Fund replaced the Target Coverage Ratio Methodology with the DLCS Methodology. The change in methodology resulted in the removal of BCH, LINK, LTC, DOT, and UNI in proportion to their respective weighing on July 7, 2022 following the quarterly Fund Rebalancing Period. On July 7, 2022, the Fund recognized a realized loss of $14,895,069 in connection with the sale of 6,311.61385070 BCH, 23,715.33881688 LTC, 158,922.26469191 LINK, 232,591.41465073 UNI and 328,052.64509826 DOT to purchase 199.83559815 BTC, 1,507.83089471 ETH, 451,468.27947474 ADA, 4,253.16323862 SOL and 5,714.46623435 AVAX.

6. Creations and Redemptions of Shares

At September 30, 2022 and June 30, 2022, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0026 of one ETH, 0.7120 of one ADA, 0.0072 of one SOL and 0.0059 of one AVAX at September 30, 2022. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.6880 of one ADA, 0.0070 of one SOL, 0.0207 of one DOT, 0.0056 of one AVAX, 0.0015 of one LTC, 0.0147 of one UNI, 0.0100 of one LINK, and 0.0004 of one BCH at June 30, 2022.

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

7. Income Taxes

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

The Fund has elected to be treated as a corporation for U.S. federal income tax purposes. The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“effectively connected income”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and corresponding tax regulations (e.g., including under Sections 861 through 865). There can, however, be no complete assurance in this regard. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business).

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2022 and June 30, 2022, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2022 or June 30, 2022.

8. Related Parties

The Fund considers the following entities, their directors and employees to be related parties of the Fund: DCG, Genesis, Grayscale, and CoinDesk Indices, Inc. As of both September 30, 2022 and June 30, 2022, 1,370,846 Shares of the Fund were held by related parties of the Fund.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three months ended September 30, 2022 and 2021.

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

The Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets), any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”). In such circumstances, the Manager or its delegate (i) will instruct the Custodian to withdraw from the digital asset accounts Fund Components in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of such asset (determined net of any associated fees) at which the Fund is able to sell such asset or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components, and/or Forked Assets in kind to the Manager in satisfaction of such Additional Fund Expenses.

For three months ended September 30, 2022 and 2021, the Fund incurred Manager’s Fees of $1,321,278 and $2,833,215, respectively. As of September 30, 2022 and June 30, 2022, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three months ended September 30, 2022 and 2021, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2022, DCG did not purchase any Shares of the Fund under this authorization.

9. Risks and Uncertainties

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

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the BTC, ETH, SOL, ADA, and AVAX networks, are collectively maintained by a decentralized user base.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of issuers and promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset.

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

As with any computer network, digital asset networks are vulnerable to various kinds of attacks and disruptions. For example, each digital asset network of the Fund Components, for which it is relevant, is vulnerable to a “51% attack” where, if a malicious actor were to gain control of more than 50% of a network’s hash rate, it would be able to gain full control of the network and the ability to manipulate the relevant blockchains on which the respective Fund Components settle. In May 2019, the Bitcoin Cash network experienced a 51% attack when two mining pools combined their hash rates to reverse a block of transactions that rewarded tokens to an unknown actor who had taken advantage of an unrelated vulnerability in the Bitcoin Cash network. The Fund did not suffer any direct losses as a result of the attack. Although this particular attack could be interpreted as reversing a separate attack on the Bitcoin Cash network, the Bitcoin Cash network may be vulnerable to future 51% attacks that could result in a loss of confidence in the Bitcoin Cash network. Additionally, as an example of a network disruption, the Solana network experienced a significant disruption on September 14, 2021, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network.

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

10. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$10.96	$23.19
Net increase in net assets from investment operations:
Net investment loss	(0.08)	(0.18)
Net realized and unrealized gain	1.04	6.44
Net increase in net assets resulting from operations	0.96	6.26
Net asset value, end of period	$11.92	$29.45
Total return	8.76%	26.99%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the LLC Agreement.

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

12. Subsequent Events

On October 3, 2022, the Manager of the Fund entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities to assist the Manager in distributing the Shares of the Fund, developing an ongoing marketing plan for the Fund, preparing marketing materials regarding the Shares, including the content on the Fund’s website, and executing the marketing plan for the Fund. As a result, effective October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

On October 3, 2022, the Manager entered into a participant agreement (the “Participant Agreement”) with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Fund. The Participant Agreement provides the procedures for the creation of Shares of the Fund through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Fund’s existing participant agreement with Genesis, except that the Authorized Participant may engage one or more service providers (any such service provider, a “Liquidity Provider”) to source digital assets on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Fund. Grayscale Securities has engaged Genesis as a Liquidity Provider.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Manager and Genesis agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Manager, the Fund and Genesis, pursuant to which Genesis assisted the Manager in distributing the Shares. As a result, effective October 3, 2022, Genesis is no longer acting as the distributor and marketer of the Shares of the Fund.

On October 3, 2022, the Manager and Genesis agreed to terminate the participant agreement, dated January 11, 2019, among the Manager, the Fund and Genesis, which provided the procedures for the creation of Shares. As a result, effective October 3, 2022, Genesis is no longer acting as an Authorized Participant of the Fund but will continue to serve as a Liquidity Provider.

On October 4, 2022, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, MATIC and AVAX met the inclusion criteria of the DLCS Index. On October 4, 2022 following the rebalancing of the Index, the

Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective Weightings and using the cash proceeds to purchase MATIC. MATIC has been added to the Fund. No tokens were removed from the Fund. As of October 5, 2022, following the rebalancing, the Fund Components consisted of 65.32% BTC, 28.03% ETH, 2.49% ADA, 2.04% SOL, 1.26% MATIC, and 0.86% AVAX, and each of the Fund’s shares represented 0.0004 BTC, 0.0025 ETH, 0.7083 ADA, 0.0073 SOL, 0.1815 MATIC, and 0.0061 AVAX.

MATIC is a digital asset that is created and transmitted through the operations of Polygon, a smart contract platform protocol built on the Ethereum blockchain. Polygon is intended to provide scalability to Ethereum by allowing users to transact on a variety of blockchains deployed on top of the Ethereum network. Under this model, Ethereum functions as the base layer, or “Layer 1” blockchain. The Polygon protocol offers developers sidechain and so-called “Layer 2” smart contract platform solutions, which are protocols built on top of an underlying smart contract platform blockchain that can be tailored to an individual developer’s intended use case. Such solutions are intended to improve upon the transaction speed, cost and efficiency of transactions on the Ethereum network. Polygon’s Layer 2 solutions were only recently developed, may not be interoperable with smart contracts deployed on other Layer 2 solutions and may not function as intended. Polygon’s native token, MATIC, is an ERC-20 token that serves multiple purposes, including paying for transaction fees, staking, and governance.

Polygon was one of the first Ethereum scaling solutions to gain mainstream application through its adoption on prominent DeFi and NFT applications such as Uniswap, Aave, and Opensea. Polygon was founded by Jaynti Kanani, Sandeep Nailwal, and Anurag Arjun in 2017.

As of the close of business on October 31, 2022, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $20,367.62 per BTC, $1,563.46 per ETH, $0.40 per ADA, $32.56 per SOL, $0.90 per MATIC, and $18.86 per AVAX.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Prior to July 1, 2022, the Fund determined which Fund Components to hold pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and adopted the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices or Old Indicative Prices. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Quarterly Report, each of the Digital Asset Reference Rates are Indicative Prices. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K for additional information.

Any references in this section to the Digital Reference Rates prior to July 1, 2022 are to the Digital Asset Reference Rates in effect prior to the adoption of the DLCS Methodology. In addition, all references in this section to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund for periods prior to July 1, 2022 have been calculated using Index Prices and/or Indicative Prices, based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology. All references in this section to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund for periods subsequent to July 1, 2022 have been calculated using Indicative Prices.

Ethereum Fork on September 15, 2022 (ETHPoW)

Background and Measurement

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

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as Ethereum Proof-of-Work.

Immediately following the hard fork on September 15, 2022, holders of ETH passively received rights to an equal number of ETHPoW (referred to as a “right to the Forked Asset”). At that time, the Fund held approximately 40,653 ETH and the newly created ETHPoW was inaccessible to the Fund. On the date of the hard fork, the rights to the Forked Asset were determined to have no value as there were insufficient observable market inputs to determine the fair value of ETHPoW and the ETHPoW assets were not supported by the Custodian.

Furthermore, on September 16, 2022, the Manager of the Fund announced that it had declared a distribution and established a record date for the distribution of the rights to the Forked Asset to the shareholders of record as of the close of business on September 26, 2022 (“Record Date Shareholders”).

Subsequent Measurement and Distribution of Rights to ETHPoW

On September 26, 2022 (the “Record Date”), the Fund distributed the rights to the Forked Asset to obtain approximately 40,653 ETHPoW tokens held by the Fund to the Record Date Shareholders as of the close of business on the Record Date. The right to acquire, or otherwise establish dominion and control over, any ETHPoW as a result of the aforementioned fork in the Ethereum blockchain is referred to as a “right to the Forked Asset” and any such ETHPoW acquired through such a right to the Forked Asset is referred to as the “Forked Asset.”

On the Record Date, the Fund, acting on behalf of the Record Date Shareholders and pursuant to the terms of the LLC Agreement governing the Fund, appointed Grayscale Investments, LLC as agent (in this capacity, the “Agent”) on behalf of the Record Date Shareholders and transferred the rights to the Forked Assets held by the Fund to the Agent on behalf of the Record Date Shareholders. The Fund has no ownership interest in the distributed rights to the Forked Assets, no ability to control the actions of the Agent and no right to receive any information about the rights to the Forked Assets or the disposition thereof or of the underlying Forked Asset from the Record Date Shareholders, the Agent or any other person. As of the Record Date, the Fund determined such rights to the Forked Assets to have a fair value of $0 and no gain or loss was recognized as part of the rights to the Forked Assets distribution, due to the lack of a trading venue accessible to the Authorized Participant of the Fund and uncertainty regarding the ability to safely access and custody the ETHPoW.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value (“NAV”), the Fund follows FASB ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Effective October 3, 2022, the Manager entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Manager and an affiliate and related party of the Fund, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Fund. The Participant Agreement provides the procedures for the creation of Shares of the Fund through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Fund’s existing participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source Fund Components on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Fund. Grayscale Securities has engaged Genesis as a Liquidity Provider.

The Fund only receives Fund Components from an Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets and may look to an Authorized Participant, or an Authorized Participant’s Liquidity Provider(s), when assessing entity-specific volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master

Glossary. In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to lthe Fund and the Authorized Participant(s). As of September 30, 2022, neither the Fund nor the Authorized Participant(s) has access to Digital Asset Exchanges that do not have a BitLicense, which would require a Digital Asset Exchange to follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Review of Financial Results (unaudited)

Financial Highlights for the three months ended September 30, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended September 30,
	2022	2021
Net realized and unrealized gain on investments in digital assets	$16,644	$101,946
Net increase in net assets resulting from operations	$15,323	$99,113
Net assets	$189,175	$467,356

Net realized and unrealized gain on investments in digital assets for the three months ended September 30, 2022 was $16,644, which includes a realized gain of $474 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($14,895) as of a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $31,065. Net increase in net assets resulting from operations was $15,323 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,321. Net assets increased to $189,175 at

September 30, 2022, a 9% increase for the three-month period. The increase in net assets resulted from increases in Fund Components prices for the period ended September 30, 2022, partially offset by the withdrawal of approximately 40 BTC, 256 ETH, 10 LTC, 65 LINK, 723 SOL, 96 UNI, 3 BCH, 71,227 ADA, 592 AVAX and 135 DOT to pay the foregoing Manager’s Fee.

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

Cash Resources and Liquidity

The Fund has not had a cash balance at any time since inception. When selling Fund Components and/or Forked Assets to pay Additional Fund Expenses on behalf of the Fund, the Manager endeavors to sell the exact number of Fund Components and/or Forked Assets needed to pay expenses in order to minimize the Fund’s holdings of assets other than the Fund Components. As a consequence, the Manager expects that the Fund will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Fund is not a party to any off-balance sheet arrangements.

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Quarterly Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,
	2022	2021
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	6,231	7,340
Creations	-	13
Portfolio rebalancing(1)(2)(3)(4)(5)	200	(225)
Manager's Fee, related party	(40)	(45)
Closing balance	6,391	7,083
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	6,391	7,083

ETH:
Opening balance	39,360	45,288
Creations	-	77
Portfolio rebalancing(1)(2)(3)(4)(5)	1,508	(3,622)
Manager's Fee, related party	(256)	(262)
Closing balance	40,612	41,481
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	40,612	41,481

ADA:
Opening balance	10,916,583	-
Creations	-	20,953
Portfolio rebalancing(2)(3)(4)(5)	451,468	11,256,633
Manager's Fee, related party	(71,227)	(70,759)
Closing balance	11,296,824	11,206,827
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	11,296,824	11,206,827

SOL:
Opening balance	111,216	-
Creations	-	-
Portfolio rebalancing(3)(4)(5)	4,253	-
Manager's Fee, related party	(723)	-
Closing balance	114,746	-
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	114,746	-

AVAX:
Opening balance	88,974	-
Creations	-	-
Portfolio rebalancing(4)(5)	5,714	-
Manager's Fee, related party	(592)	-
Closing balance	94,096	-
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	94,096	-

DOT:
Opening balance	328,187	-
Creations	-	-
Portfolio rebalancing(4)(5)	(328,052)	-
Manager's Fee, related party	(135)	-
Closing balance	-	-
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	-	-

LTC:
Opening balance	23,725	26,185
Creations	-	47
Portfolio rebalancing(1)(2)(3)(4)(5)	(23,715)	(723)
Manager's Fee, related party	(10)	(160)
Closing balance	-	25,349
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	-	25,349

UNI:
Opening balance	232,687	-
Creations	-	-
Portfolio rebalancing(3)(4)(5)	(232,591)	-
Manager's Fee, related party	(96)	-
Closing balance	-	-
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	-	-

LINK:
Opening balance	158,987	153,328
Creations	-	310
Portfolio rebalancing(1)(2)(3)(4)(5)	(158,922)	13,460
Manager's Fee, related party	(65)	(1,048)
Closing balance	-	166,050
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	-	166,050

BCH:
Opening balance	6,314	7,380
Creations	-	13
Portfolio rebalancing(1)(2)(3)(4)(5)	(6,311)	(68)
Manager's Fee, related party	(3)	(46)
Closing balance	-	7,279
Accrued but unpaid Manager's Fee, related party	-	-
Net closing balance	-	7,279

Number of Shares:
Opening balance	15,867,400	15,837,800
Creations	-	29,600
Closing balance	15,867,400	15,867,400

	As of September 30,
	2022	2021
Prices of digital assets on principal market
BTC	$19,480.51	$43,529.16
ETH	$1,337.53	$2,992.38
ADA(2)	$0.43	$2.10
SOL(3)	$33.72	N/A
AVAX(4)	$17.22	N/A
DOT(4)(5)	N/A	N/A
LTC(5)	N/A	$151.61
UNI(3)(5)	N/A	N/A
LINK(1)(5)	N/A	$23.51
BCH(5)	N/A	$497.46

NAV per Share	$11.92	$29.45

Digital Asset Reference Rates(6)
BTC	$19,651.65	$43,578.00
ETH	$1,347.62	$2,994.79
ADA(2)	$0.43	$2.10
SOL(3)	$33.83	N/A
AVAX(4)	$17.28	N/A
DOT(4)(5)	N/A	N/A
LTC(5)	N/A	$151.87
UNI(3)(5)	N/A	N/A
LINK(1)(5)	N/A	$23.55
BCH(5)	N/A	$498.26

Digital Asset Holdings per Share(7)	$12.02	$29.48

(1)
Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Target Coverage Ratio Methodology.
(2)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.
(3)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL and UNI in accordance with the Target Coverage Ratio Methodology.
(4)
Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase DOT and AVAX in accordance with the Target Coverage Ratio Methodology.

(5)
Effective July 7, 2022 following adoption of the DLCS Methodology, the Fund removed DOT, LTC, UNI, LINK and BCH from the Fund’s portfolio and sold the DOT, LTC, UNI, LINK and BCH holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings.
(6)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except DOT and AVAX, which were Old Indicative Prices. Effective July 1, 2022 and for the three months ended September 30, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of September 30, 2022 are not directly comparable to the Digital Asset Reference Rates as of September 30, 2021.
(7)
Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022 and for the three months ended September 30, 2022, Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the Digital Asset Holdings per Share as of September 30, 2022 is not directly comparable to the Digital Asset Holdings per Share as of September 30, 2021. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K for additional information.

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

As of September 30, 2022, the Fund had a net closing balance with a value of $190,713,165, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of September 30, 2022, the Fund had a total market value of $189,176,626, based on the principal market prices.

As of September 30, 2021, the Fund had a net closing balance with a value of $467,820,901, based on the Digital Asset Reference Rates in effect under the Target Coverage Ratio Methodology (non-GAAP methodology). As of September 30, 2021, the Fund had a total market value of $467,355,932, based on the principal market prices.

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

The following chart illustrates the movement in the Fund's Digital Asset Holdings per Share based on the Digital Asset Reference Rate of each Fund Component and the Fund's net asset value per Share as calculated in accordance with GAAP from February 1, 2018 to September 30, 2022. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the three months ended September 30, 2022, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

Movement in the Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (Unaudited)
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Digital Asset Holdings per Share (Non-GAAP)
DLC NAV per Share (GAAP)

Bitcoin

Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. Effective July 1, 2022, the Digital Asset Reference Rate for Bitcoin is an Indicative Price for Bitcoin. As a result, the Digital Asset Rates for Bitcoin for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Bitcoin for periods prior to July 1, 2022. The following table illustrates the movements in the Digital Asset Reference Rate for Bitcoin from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2022. Since the beginning of the Fund’s operations, the Digital Asset Reference Rate has ranged from $3,164.99 to $67,352.59, with the straight average being $20,570.10 through September 30, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$7,738.60	$11,740.56	2/20/2018	$5,879.92	6/29/2018	$6,588.01	$6,672.04
Twelve months ended September 30, 2019	$6,637.10	$13,838.57	6/26/2019	$3,164.99	12/14/2018	$8,283.98	$8,283.98
Twelve months ended September 30, 2020	$8,882.82	$12,344.33	8/17/2020	$4,941.00	3/16/2020	$10,714.86	$10,714.86
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.69	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,651.65	$19,651.65
February 1, 2018 to September 30, 2022	$20,570.10	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$19,651.65	$19,651.65

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2022. Since the beginning of the Fund’s operations, the price of Bitcoin has ranged from $3,164.61 to $67,371.70, with the straight average being $20,569.96:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$7,737.60	$11,770.00	2/20/2018	$5,879.99	6/29/2018	$6,588.01	$6,675.09
Twelve months ended September 30, 2019	$6,637.57	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$8,283.71	$8,283.71
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
February 1, 2018 to September 30, 2022	$20,569.96	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$19,480.51	$19,480.51

Ethereum

Prior to July 1, 2022, the Digital Asset Reference Rate for Ethereum was an Index Price for Ethereum. Effective July 1, 2022, the Digital Asset Reference Rate for Ethereum is an Indicative Price for Ethereum. As a result, the Digital Asset Rates for Ethereum for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Ethereum for periods prior to July 1, 2022. The following table illustrates the movements in the Digital Asset Reference Rate for Ethereum from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2022. Since the beginning of the Fund’s operations, the Digital Asset Reference Rate has ranged from $82.41 to $4,776.32, with the straight average being $1,138.35 through September 30, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$523.76	$1,015.13	2/1/2018	$180.11	9/12/2018	$232.49	$221.87
Twelve months ended September 30, 2019	$179.97	$350.60	6/26/2019	$82.41	12/14/2018	$178.00	$178.00
Twelve months ended September 30, 2020	$223.48	$476.12	9/1/2020	$109.83	3/16/2020	$355.69	$355.69
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.59	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,347.62	$1,347.62
February 1, 2018 to September 30, 2022	$1,138.35	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,347.62	$1,347.62

The following table illustrates the movements in the Digital Asset Market price of Ethereum, as reported on the Fund’s principal market for Ethereum, from the beginning of the Fund’s operations on February 1, 2018 to September 30, 2022. Since the beginning of the Fund’s operations, the price of Ethereum has ranged from $82.34 to $4,776.95, with the straight average being $1,138.40:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to September 30, 2018	$523.71	$1,013.98	2/1/2018	$179.69	9/12/2018	$232.47	$222.08
Twelve months ended September 30, 2019	$179.99	$350.76	6/26/2019	$82.34	12/14/2018	$178.13	$178.13
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/2020	$110.29	3/16/2020	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
February 1, 2018 to September 30, 2022	$1,138.40	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,337.53	$1,337.53

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano in accordance with the Target Coverage Ratio Methodology.

Prior to July 1, 2022, the Digital Asset Reference Rate for Cardano was an Index Price for Cardano. Effective July 1, 2022, the Digital Asset Reference Rate for Cardano is an Indicative Price for Cardano. As a result, the Digital Asset Rates for Cardano for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Cardano for periods prior to July 1, 2022. The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to September 30, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for Cardano has ranged from $0.42 to $2.99, with the straight average being $1.20 through September 30, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate for Cardano and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.94	$2.99	9/3/2021	$1.08	7/20/2021	$2.10	$2.10
Twelve months ended September 30, 2022	$1.01	$2.31	10/2/2021	$0.42	7/13/2022	$0.43	$0.43
July 1, 2021 to September 30, 2022	$1.20	$2.99	9/3/2021	$0.42	7/13/2022	$0.43	$0.43

The following table illustrates the movements in the Digital Asset Market price of Cardano, as reported on the Fund’s principal market for Cardano, from the addition of the token to the Fund’s portfolio on July 1, 2021 to September 30, 2022. Since the addition of the token to the Fund’s portfolio, the price of Cardano has ranged from $0.42 to $2.99, with the straight average being $1.20:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.94	$2.99	9/3/2021	$1.08	7/20/2021	$2.10	$2.10
Twelve months ended September 30, 2022	$1.01	$2.31	10/2/2021	$0.42	7/13/2022	$0.43	$0.43
July 1, 2021 to September 30, 2022	$1.20	$2.99	9/3/2021	$0.42	7/13/2022	$0.43	$0.43

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana in accordance with the Target Coverage Ratio Methodology.

Prior to July 1, 2022, the Digital Asset Reference Rate for Solana was an Index Price for Solana. Effective July 1, 2022, the Digital Asset Reference Rate for Solana is an Indicative Price for Solana. As a result, the Digital Asset Rates for Solana for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Solana for periods prior to July 1, 2022. The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for Solana has ranged from $28.04 to $254.78 with the straight average being $101.64 through September 30, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate for Solana and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to September 30, 2022	$101.64	$254.78	11/6/2021	$28.04	6/18/2022	$33.83	$33.83

The following table illustrates the movements in the Digital Asset Market price of Solana, as reported on the Fund’s principal market for Solana, from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2022. Since the addition of the token to the Fund’s portfolio, the price of Solana has ranged from $28.04 to $254.44 with the straight average being $101.65:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to September 30, 2022	$101.65	$254.44	11/6/2021	$28.04	6/18/2022	$33.72	$33.72

Avalanche

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche in accordance with the Target Coverage Ratio Methodology.

Prior to July 1, 2022, the Digital Asset Reference Rate for Avalanche was an Old Indicative Price for Avalanche. Effective July 1, 2022, the Digital Asset Reference Rate for Avalanche is an Indicative Price for Avalanche. As a result, the Digital Asset Rates for Avalanche for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Avalanche for periods prior to July 1, 2022. The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on April 5, 2022 to September 30, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for Avalanche has ranged from $14.62 to $95.06 with the straight average being $32.11 through September 30, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate for Avalanche and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to September 30, 2022	$32.11	$95.06	4/5/2022	$14.62	6/19/2022	$17.28	$17.28

The following table illustrates the movements in the Digital Asset Market price of Avalanche, as reported on the Fund’s principal market for Avalanche, from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2022. Since the addition of the token to the Fund’s portfolio, the price of Avalanche has ranged from $14.18 to $93.01 with the straight average being $31.88:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to September 30, 2022	$31.88	$93.01	4/5/2022	$14.18	6/18/2022	$17.22	$17.22

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the three months ended September 30, 2022, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the three months ended September 30, 2022, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2022:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2022 - July 31, 2022	-	$-	-	$200.0
August 1, 2022 - August 31, 2022	-	-	-	200.0
September 1, 2022 - September 30, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From July 1, 2022 through September 30, 2022, DCG did not purchase any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Changes to the Audit Committee of the Board of Directors of the Manager

On November 4, 2022, the Manager of the Fund appointed Hugh Ross, Chief Operating Officer of the Manager, to serve on the Audit Committee of the Board. Mr. Ross replaced Barry E. Silbert on the Audit Committee, who will remain as Chairman of the Board. Effective November 4, 2022, the Audit Committee consists of Michael Sonnenshein, Edward McGee, and Hugh Ross.

Hugh Ross, Chief Operating Officer

Hugh Ross, 55, is the Chief Operating Officer of the Manager since February 2021. Prior to joining the Manager, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1

Participant Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

10.1

Distribution and Marketing Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Fund and the Manager concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Manager and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or such Authorized Participant’s Liquidity Provider.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets less the U.S. dollar value of its liabilities and expenses calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Fund’s NAV, as calculated in accordance with GAAP.

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

“DLCS”—The CoinDesk Large Cap Select Index (DLCS).

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

“Ethereum Proof-of-Work” or “ETHPoW”—A type of digital currency based on an open source cryptographic protocol existing on the Ethereum Proof-of-Work network, which came into existence following the Ethereum hard fork on September 15, 2022.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only acting Liquidity Provider.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Manager, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Reference Rate Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Exchanges trading digital assets selected by the Reference Rate Provider for calculation of the Digital Asset Reference Rates.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that designed and manages the DLCS. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Manager and the Fund and is considered a related party of the Fund.

“Index Price”—A price for a Fund Component determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

“Index Rebalancing Period”—Any period during which the Index Provider reviews for rebalancing the DLCS in accordance with the policies and procedures set forth in our Annual Report on Form 10-K.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source digital assets on behalf of the Authorized Participant in connection with the creation of Shares.

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

“OTCQX”—The OTCQX tier of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Manager that provides the procedures for the creation of Baskets and for the delivery of digital assets required for Creation Baskets.

“Polkadot” or “DOT”—A type of digital asset based on an open-source cryptographic protocol existing on the Polkadot network.

“Polygon” or “MATIC”—A type of digital asset based on an open-source cryptographic protocol existing on the Ethereum network.

“Reference Rate Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Digital Asset Reference Rates. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Manager and the Fund and is considered a related party of the Fund.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Manager, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of OTC Markets Group Inc.

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

Date: November 4, 2022

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.