Form 10-Q
period 2022-12-31
Grayscale Digital Large Cap Fund LLC
filed 2023-02-08
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Number of Shares of the registrant outstanding as of February 2, 2023: 15,867,400

Grayscale® Digital large Cap Fund LLC

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (the “Manager”) and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 41.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2022	June 30, 2022
Assets:
Investments in digital assets, at fair value (cost $133,522 and $148,975 as of December 31, 2022 and June 30, 2022, respectively)	$158,755	$173,852
Total assets	$158,755	$173,852
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$158,755	$173,852
Net Assets consists of:
Paid-in-capital	$114,568	$114,568
Accumulated net investment loss	(21,816)	(19,387)
Accumulated net realized gain on investments in digital assets	40,770	53,794
Accumulated net change in unrealized appreciation on investments in digital assets	25,233	24,877
	$158,755	$173,852
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Net asset value per Share	$10.01	$10.96

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

December 31, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,252.42443735	$72,515	$103,517	65.21%
Investment in ETH	39,995.04423162	19,338	48,047	30.25%
Investment in ADA	11,171,681.892400	15,390	2,781	1.75%
Investment in MATIC	2,862,402.82139624	2,402	2,183	1.38%
Investment in SOL	115,790.80062776	15,441	1,169	0.74%
Investment in AVAX	96,557.16902347	8,436	1,058	0.67%
Net assets		$133,522	$158,755	100.00%

June 30, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,231.43654040	$70,529	$117,743	67.73%
Investment in ETH	39,359.77040671	18,021	40,136	23.09%
Investment in ADA	10,916,582.900254	15,453	4,803	2.76%
Investment in SOL	111,216.13265694	15,421	3,557	2.05%
Investment in DOT	328,187.49357863	7,338	2,235	1.29%
Investment in AVAX	88,973.97836461	8,381	1,445	0.83%
Investment in LTC	23,725.08718334	1,794	1,220	0.70%
Investment in UNI	232,687.02308212	5,059	1,122	0.64%
Investment in LINK	158,987.59087114	4,686	960	0.55%
Investment in BCH	6,314.20828653	2,293	631	0.36%
Net assets		$148,975	$173,852	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager's Fee, related party	1,108	3,761	2,429	6,594
Net investment loss	(1,108)	(3,761)	(2,429)	(6,594)
Net realized and unrealized (loss) gain on investments in digital assets:
Net realized gain (loss) on investments in digital assets	1,397	17,866	(13,024)	31,570
Net change in unrealized (depreciation) appreciation on investments in digital assets	(30,709)	15,486	356	103,728
Net realized and unrealized (loss) gain on investments in digital assets	(29,312)	33,352	(12,668)	135,298
Net (decrease) increase in net assets resulting from operations	$(30,420)	$29,591	$(15,097)	$128,704

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
(Decrease) increase in net assets from operations:
Net investment loss	$(1,108)	$(3,761)	$(2,429)	$(6,594)
Net realized gain (loss) on investments in digital assets	1,397	17,866	(13,024)	31,570
Net change in unrealized (depreciation) appreciation on investments in digital assets	(30,709)	15,486	356	103,728
Net (decrease) increase in net assets resulting from operations	(30,420)	29,591	(15,097)	128,704
Increase in net assets from capital share transactions:
Shares issued	-	-	-	935
Net increase in net assets resulting from capital share transactions	-	-	-	935
Total (decrease) increase in net assets from operations and capital share transactions	(30,420)	29,591	(15,097)	129,639
Net assets:
Beginning of period	189,175	467,356	173,852	367,308
End of period	$158,755	$496,947	$158,755	$496,947
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400	15,867,400	15,837,800
Shares issued	-	-	-	29,600
Net increase in Shares	-	-	-	29,600
Shares outstanding at end of period	15,867,400	15,867,400	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, and through the period ending June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Effective July 1, 2022, and for the six months ended December 31, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”) as discussed in Note 5. As of December 31, 2022, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Solana (“SOL”), Cardano (“ADA”), Avalanche (“AVAX”), and Polygon (“MATIC”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 8. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022, and was party to a participant agreement with the Manager and the Fund. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Manager, is the only Authorized Participant, and is party to a participant agreement with the Manager and the Fund. As a result, since October 3, 2022, Genesis has no longer acted as an Authorized Participant of the Fund, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager. The Authorized Participant(s) may engage additional Liquitiy Providers at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2022 and June 30, 2022 and results of operations for the three and six months ended December 31, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022 included in the Fund’s Annual Report on Form 10-K.

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

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. The Fund, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Fund’s principal market, the Fund reviews these criteria in the following order:

First, the Fund reviews a list of Digital Asset Markets that follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and non-Digital Asset Exchange Markets that the Fund or Authorized Participant(s) reasonably believe are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Fund sorts these Digital Asset Markets from high to low by market-based volume and level of activity of each Fund Component traded on each Digital Asset Market in the trailing twelve months.

Third, the Fund then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

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

The cost basis of each Fund Component received in connection with a creation order is recorded by the Fund at the fair value of such Fund Component at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Fund may differ from proceeds collected by an Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in BTC	$103,517	$103,517	$-	$-
Investment in ETH	48,047	48,047	-	-
Investment in ADA	2,781	2,781	-	-
Investment in MATIC	2,183	2,183	-	-
Investment in SOL	1,169	1,169	-	-
Investment in AVAX	1,058	1,058	-	-
	$158,755	$158,755	$-	$-

June 30, 2022
Assets
Investment in BTC	$117,743	$117,743	$-	$-
Investment in ETH	40,136	40,136	-	-
Investment in ADA	4,803	4,803	-	-
Investment in SOL	3,557	3,557	-	-
Investment in DOT	2,235	2,235	-	-
Investment in AVAX	1,445	-	1,445	-
Investment in LTC	1,220	1,220	-	-
Investment in UNI	1,122	1,122	-	-
Investment in LINK	960	960	-	-
Investment in BCH	631	631	-	-
	$173,852	$172,407	$1,445	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	December 31, 2022	June 30, 2022
BTC	Coinbase Pro	$16,556.29	$18,895.01
ETH	Coinbase Pro	$1,201.33	$1,019.72
ADA(1)	Coinbase Pro	$0.25	$0.44
MATIC(2)	Coinbase Pro	$0.76	N/A
SOL(3)	Coinbase Pro	$10.09	$31.98
AVAX(4)	Coinbase Pro	$10.95	$16.24
DOT(4)(5)	Coinbase Pro	N/A	$6.81
LTC(5)	Coinbase Pro	N/A	$51.43
UNI(3)(5)	Coinbase Pro	N/A	$4.82
LINK(5)(6)	Coinbase Pro	N/A	$6.04
BCH(5)	Coinbase Pro	N/A	$99.92

(1)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(2)
Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
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
(6)
Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at June 30, 2021	7,340.02142854	$255,175
BTC contributed	13.24337963	612
BTC distributed from portfolio rebalancing	(955.65065367)	(40,252)
BTC distributed for Manager's Fee, related party	(166.17761410)	(7,160)
Net change in unrealized depreciation on investment in BTC	-	(125,363)
Net realized gain on investment in BTC	-	34,731
BTC balance at June 30, 2022	6,231.43654040	$117,743
BTC contributed	-	-
BTC contributed from portfolio rebalancing	100.85776946	2,071
BTC distributed for Manager's Fee, related party	(79.86987251)	(1,573)
Net change in unrealized depreciation on investment in BTC	-	(16,212)
Net realized gain on investment in BTC	-	1,488
BTC balance at December 31, 2022	6,252.42443735	$103,517

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at June 30, 2021	45,287.78133655	$101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(4,990.48482039)	(12,204)
ETH distributed for Manager's Fee, related party	(1,015.08319570)	(3,080)
Net change in unrealized depreciation on investment in ETH	-	(59,012)
Net realized gain on investment in ETH	-	12,555
ETH balance at June 30, 2022	39,359.77040671	$40,136
ETH contributed	-	-
ETH contributed from portfolio rebalancing	1,144.30646254	1,266
ETH distributed for Manager's Fee, related party	(509.03263763)	(717)
Net change in unrealized appreciation on investment in ETH	-	6,594
Net realized gain on investment in ETH	-	768
ETH balance at December 31, 2022	39,995.04423162	$48,047

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2021	-	$-
ADA contributed	20,953.270382	46
ADA contributed from portfolio rebalancing	11,178,490.637538	15,389
ADA distributed for Manager's Fee, related party	(282,861.007666)	(392)
Net change in unrealized depreciation on investment in ADA	-	(10,650)
Net realized gain on investment in ADA	-	410
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	396,962.614260	185
ADA distributed for Manager's Fee, related party	(141,863.622114)	(58)
Net change in unrealized depreciation on investment in ADA	-	(1,959)
Net realized loss on investment in ADA	-	(190)
ADA balance at December 31, 2022	11,171,681.892400	$2,781

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	2,879,708.35424883	2,409
MATIC distributed for Manager's Fee, related party	(17,305.53285259)	(16)
Net change in unrealized depreciation on investment in MATIC	-	(219)
Net realized gain on investment in MATIC	-	9
MATIC balance at December 31, 2022	2,862,402.82139624	$2,183

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	113,222.94565799	15,869
SOL distributed for Manager's Fee, related party	(2,006.81300105)	(246)
Net change in unrealized depreciation on investment in SOL	-	(11,864)
Net realized loss on investment in SOL	-	(202)
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	6,029.76517467	216
SOL distributed for Manager's Fee, related party	(1,455.09720385)	(42)
Net change in unrealized depreciation on investment in SOL	-	(2,408)
Net realized loss on investment in SOL	-	(154)
SOL balance at December 31, 2022	115,790.80062776	$1,169

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2021	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	89,505.76684675	8,665
AVAX distributed for Manager's Fee, related party	(531.78848214)	(23)
Net change in unrealized depreciation on investment in AVAX	-	(6,936)
Net realized loss on investment in AVAX	-	(261)
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	8,785.21069538	162
AVAX distributed for Manager's Fee, related party	(1,202.02003652)	(21)
Net change in unrealized depreciation on investment in AVAX	-	(442)
Net realized loss on investment in AVAX	-	(86)
AVAX balance at December 31, 2022	96,557.16902347	$1,058

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2021	-	$-
DOT contributed	-	-
DOT contributed from portfolio rebalancing	330,149.03708006	7,576
DOT distributed for Manager's Fee, related party	(1,961.54350143)	(24)
Net change in unrealized depreciation on investment in DOT	-	(5,103)
Net realized loss on investment in DOT	-	(214)
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager's Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at December 31, 2022	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	9
LTC distributed from portfolio rebalancing	(1,901.21497737)	(281)
LTC distributed for Manager's Fee, related party	(605.89374115)	(83)
Net change in unrealized depreciation on investment in LTC	-	(2,315)
Net realized gain on investment in LTC	-	183
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager's Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at December 31, 2022	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	236,778.41720026	5,483
UNI distributed for Manager's Fee, related party	(4,091.39411814)	(54)
Net change in unrealized depreciation on investment in UNI	-	(3,937)
Net realized loss on investment in UNI	-	(370)
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager's Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at December 31, 2022	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	9,391.16255779	143
LINK distributed for Manager's Fee, related party	(4,041.64897033)	(78)
Net change in unrealized depreciation on investment in LINK	-	(2,016)
Net realized loss on investment in LINK	-	(53)
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager's Fee, related party	(65.32617923)	-
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,697)
LINK balance at December 31, 2022	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(906.97968581)	(388)
BCH distributed for Manager's Fee, related party	(171.88324722)	(74)
Net change in unrealized depreciation on investment in BCH	-	(2,830)
Net realized gain on investment in BCH	-	70
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager's Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at December 31, 2022	-	$-

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

On April 6, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Fund’s construction criteria. On April 2, 2021, the Fund recognized a realized gain of $4,398,884 in connection with the sale of 90.96800168 BTC and 58.85027824 BCH, to purchase 381.07775172 ETH, 5.31504341 LTC and 154,021.49829970 LINK.

On July 2, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund’s construction criteria. On July 1, 2021, the Fund recognized a realized gain of $11,651,902 in connection with the sale of 225.33929087 BTC, 3,622.13172739 ETH, 68.33481591 BCH and 722.93691458 LTC, to purchase 11,256,632.53387140 ADA and 13,460.14709855 LINK.

On October 1, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL and UNI in accordance with the Fund’s construction criteria. On October 1, 2021, the Fund recognized a realized gain of $14,980,028 in connection with the sale of 431.18779320 BTC, 568.90340080 ETH, 312.68264910 BCH, 1,332.29529100 LTC and 4,669.36765100 LINK, to purchase 393,666.73666700 ADA, 106,015.34887688 SOL and 213,332.22308637 UNI.

On April 5, 2022, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase DOT and AVAX in accordance with the Fund’s construction criteria. On April 5, 2022, the Fund recognized a realized gain of $12,437,503 in connection with the sale of 299.12356960 BTC, 799.44969220 ETH, 525.96222080 BCH, and 471,808.63300000 ADA, to purchase 154.01722821 LTC, 600.38311024 LINK, 7,207.59678111 SOL, 23,446.19411389 UNI, 89,505.76684675 AVAX and 330,149.03708006 DOT.

Effective July 1, 2022, the Fund replaced the Target Coverage Ratio Methodology with the DLCS Methodology. The change in methodology resulted in the removal of BCH, LINK, LTC, DOT, and UNI in proportion to their respective weighing on July 7, 2022 following the quarterly Fund Rebalancing Period. On July 7, 2022, the Fund recognized a realized loss of $14,895,069 in connection with the sale of 6,311.61385070 BCH, 23,715.33881688 LTC, 158,922.26469191 LINK, 232,591.41465073 UNI and 328,052.64509826 DOT, to purchase 199.83559815 BTC, 1,507.83089471 ETH, 451,468.27947474 ADA, 4,253.16323862 SOL and 5,714.46623435 AVAX.

On October 4, 2022, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, MATIC and AVAX met the inclusion criteria of the DLCS Index. On October 4, 2022 following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective Weightings and using the cash proceeds to purchase SOL, AVAX and MATIC. As a result, MATIC was added to the Fund. No tokens were removed from the Fund. On October 5, 2022, following the rebalancing, the Fund recognized a realized gain of $1,133,040 in connection with the sale of 98.97782869 BTC, 363.52443217 ETH and 54,505.66521500 ADA, to purchase 1,776.60193605 SOL, and 3,070.74446103 AVAX and 2,879,708.35424883 MATIC.

6. Creations and Redemptions of Shares

At December 31, 2022 and June 30, 2022, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.7041 of one ADA, 0.0073 of one SOL, 0.0061 of one AVAX and 0.1804 of one MATIC at December 31, 2022. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.6880 of one ADA, 0.0070 of one SOL, 0.0207 of one DOT, 0.0056 of one AVAX, 0.0015 of one LTC, 0.0147 of one UNI, 0.0100 of one LINK, and 0.0004 of one BCH at June 30, 2022.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended December 31, 2022 and June 30, 2022, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2022 or June 30, 2022.

8. Related Parties

The Fund considers the following entities, their directors and certain employees to be related parties of the Fund: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of both December 31, 2022 and June 30, 2022, 1,370,846 Shares of the Fund were held by related parties of the Fund.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and six months ended December 31, 2022 and 2021.

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

For the three months ended December 31, 2022 and 2021, the Fund incurred Manager’s Fees of $1,108,018 and $3,760,774, respectively. For six months ended December 31, 2022 and 2021, the Fund incurred Manager’s Fees of $2,429,296 and $6,593,989, respectively. As of December 31, 2022 and June 30, 2022, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and six months ended December 31, 2022 and 2021, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2022, DCG did not purchase any Shares of the Fund under this authorization.

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

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the BTC, ETH, SOL, ADA, AVAX, and MATIC networks, are collectively maintained by a decentralized user base.

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

The Fund relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Fund’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund.

10. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Per Share Data:
Net asset value, beginning of period	$11.92	$29.45	$10.96	$23.19
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.07)	(0.24)	(0.15)	(0.42)
Net realized and unrealized (loss) gain	(1.84)	2.11	(0.80)	8.55
Net (decrease) increase in net assets resulting from operations	(1.91)	1.87	(0.95)	8.13
Net asset value, end of period	$10.01	$31.32	$10.01	$31.32
Total return	-16.02%	6.35%	-8.67%	35.06%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

12. Subsequent Events

On January 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, and MATIC met the inclusion criteria of the DLCS Index. On January 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling AVAX and using the cash proceeds to purchase the existing Fund Components in proportion to their respective Weightings. As a result, AVAX has been removed from the Fund. No new tokens were added from the Fund. As of January 5, 2023, following the rebalancing, the Fund Components consisted of 65.02% BTC, 30.73% ETH, 1.86% ADA, 1.39% MATIC, and 1.00% SOL, and each of the Fund’s shares represented 0.0004 BTC, 0.0025 ETH, 0.7123 ADA, 0.1803 MATIC, and 0.0076 SOL.

As of the close of business on February 2, 2023, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $23,882.71 per BTC, $1,680.72 per ETH, $0.41 per ADA, $25.13 per SOL, and $1.23 per MATIC.

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

Effective October 3, 2022, the Manager entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Manager and an affiliate and related party of the Fund, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Fund. The Participant Agreement provides the procedures for the creation of Shares of the Fund through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Fund’s prior participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source Fund Components on behalf of the Authorized Participant in connection with the creation of Shares. Since October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Fund. Grayscale Securities has engaged Genesis as a Liquidity Provider. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager.

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. The Fund, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of Digital Asset Markets that follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and non-Digital Asset Exchange Markets that the Fund or Authorized Participant(s) reasonably believe are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Fund sorts these Digital Asset Markets from high to low by market-based volume and activity of each Fund Component traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Fund then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
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

The cost basis of each Fund Component received in connection with a creation order is recorded by the Fund at the fair value of such Fund Component at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the three and six months ended December 31, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net realized and unrealized (loss) gain on investments in digital assets	$(29,312)	$33,352	$(12,668)	$135,298
Net (decrease) increase in net assets resulting from operations	$(30,420)	$29,591	$(15,097)	$128,704
Net assets	$158,755	$496,947	$158,755	$496,947

Net realized and unrealized loss on investments in digital assets for the three months ended December 31, 2022 was ($29,312), which includes a realized gain of $1,397 on the transfer of digital assets to pay the Manager’s Fee, and net change in unrealized depreciation on investments in digital assets of ($30,709). Net decrease in net assets resulting from operations was ($30,420) for the three months ended December 31, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $1,108. Net assets decreased to $158,755 at December 31, 2022, a 16% decrease for the three month period. The decrease in net assets resulted from decreases in Fund Components prices for the period ended December 31, 2022, and from the withdrawal of approximately 40 BTC, 253 ETH, 70,636 ADA, 732 SOL, 610 AVAX and 17,305 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended December 31, 2021 was $33,352, which includes a realized gain of $6,213 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $11,653 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $15,486. Net increase in net assets resulting from operations was $29,591 for the three months ended December 31, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $3,761. Net assets increased to $496,947 at December 31, 2021, a 6% increase for the three month period. The increase in net assets resulted from the price appreciation in the BTC and ETH Fund Components during the period, partially offset by the withdrawal of approximately 41 BTC, 257 ETH, 666 SOL, 72,871 ADA, 1,340 UNI, 151 LTC, 1,014 LINK and 44 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the six months ended December 31, 2022 was ($12,668), which includes a realized gain of $739 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($13,763) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $356. Net decrease in net assets resulting from operations was ($15,097) for the six months ended December 31, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $2,429. Net assets decreased to $158,755 at December 31, 2022, a 9% decrease for the six month period. The decrease in net assets primarily resulted from the decrease in the price of BTC, as well as certain other Fund Components, and from the withdrawal of approximately 80 BTC, 509 ETH, 1,455 SOL, 96 UNI, 3 BCH, 10 LTC, 65 LINK, 141,864 ADA, 1,202 AVAX, 135 DOT, and 17,305 MATIC to pay the foregoing Manager’s Fee for the period ended December 31, 2022.

Net realized and unrealized gain on investments in digital assets for the six months ended December 31, 2021 was $135,298, which includes a realized gain of $4,938 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $26,632 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $103,728. Net increase in net assets resulting from operations was $128,704 for the six months ended December 31, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $6,594. Net assets increased to $496,947 at December 31, 2021, a 35% increase for the six month period. The increase in net assets resulted from the contribution of approximately 13 BTC, 77 ETH, 13 BCH, 47 LTC, 310 LINK and 20,953 ADA, with a total value of $935 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 86 BTC, 519 ETH, 666 SOL, 143,630 ADA, 1,340 UNI, 311 LTC, 2,062 LINK and 90 BCH to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	6,391	7,083	6,231	7,340
Creations	-	-	-	13
Portfolio rebalancing(1)(2)(3)(4)(5)(6)	(99)	(432)	101	(657)
Manager's Fee, related party	(40)	(41)	(80)	(86)
Closing balance	6,252	6,610	6,252	6,610
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	6,252	6,610	6,252	6,610

ETH:
Opening balance	40,612	41,481	39,360	45,288
Creations	-	-	-	77
Portfolio rebalancing(1)(2)(3)(4)(5)(6)	(364)	(569)	1,144	(4,191)
Manager's Fee, related party	(253)	(257)	(509)	(519)
Closing balance	39,995	40,655	39,995	40,655
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	39,995	40,655	39,995	40,655

ADA:
Opening balance	11,296,824	11,206,827	10,916,583	-
Creations	-	-	-	20,953
Portfolio rebalancing(2)(3)(4)(5)(6)	(54,506)	393,666	396,963	11,650,299
Manager's Fee, related party	(70,636)	(72,871)	(141,864)	(143,630)
Closing balance	11,171,682	11,527,622	11,171,682	11,527,622
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	11,171,682	11,527,622	11,171,682	11,527,622

MATIC:
Opening balance	-	-	-	-
Creations	-	-	-	-
Portfolio rebalancing(6)	2,879,708	-	2,879,708	-
Manager's Fee, related party	(17,305)	-	(17,305)	-
Closing balance	2,862,403	-	2,862,403	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	2,862,403	-	2,862,403	-

SOL:
Opening balance	114,746	-	111,216	-
Creations	-	-	-	-
Portfolio rebalancing(3)(4)(5)(6)	1,777	106,015	6,030	106,015
Manager's Fee, related party	(732)	(666)	(1,455)	(666)
Closing balance	115,791	105,349	115,791	105,349
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	115,791	105,349	115,791	105,349

AVAX:
Opening balance	94,096	-	88,974	-
Creations	-	-	-	-
Portfolio rebalancing(4)(5)(6)	3,071	-	8,785	-
Manager's Fee, related party	(610)	-	(1,202)	-
Closing balance	96,557	-	96,557	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	96,557	-	96,557	-

DOT:
Opening balance	-	-	328,187	-
Creations	-	-	-	-
Portfolio rebalancing(4)(5)	-	-	(328,052)	-
Manager's Fee, related party	-	-	(135)	-
Closing balance	-	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

LTC:
Opening balance	-	25,349	23,725	26,185
Creations	-	-	-	47
Portfolio rebalancing(1)(2)(3)(4)(5)	-	(1,332)	(23,715)	(2,055)
Manager's Fee, related party	-	(151)	(10)	(311)
Closing balance	-	23,866	-	23,866
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	-	23,866	-	23,866

UNI:
Opening balance	-	-	232,687	-
Creations	-	-	-	-
Portfolio rebalancing(3)(4)(5)	-	213,332	(232,591)	213,332
Manager's Fee, related party	-	(1,340)	(96)	(1,340)
Closing balance	-	211,992	-	211,992
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	-	211,992	-	211,992

LINK:
Opening balance	-	166,050	158,987	153,328
Creations	-	-	-	310
Portfolio rebalancing(1)(2)(3)(4)(5)	-	(4,669)	(158,922)	8,791
Manager's Fee, related party	-	(1,014)	(65)	(2,062)
Closing balance	-	160,367	-	160,367
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	-	160,367	-	160,367

BCH:
Opening balance	-	7,279	6,314	7,380
Creations	-	-	-	13
Portfolio rebalancing(1)(2)(3)(4)(5)	-	(313)	(6,311)	(381)
Manager's Fee, related party	-	(44)	(3)	(90)
Closing balance	-	6,922	-	6,922
Accrued but unpaid Manager's Fee, related party	-	-	-	-
Net closing balance	-	6,922	-	6,922

Number of Shares:
Opening balance	15,867,400	15,867,400	15,867,400	15,837,800
Creations	-	-	-	29,600
Closing balance	15,867,400	15,867,400	15,867,400	15,867,400

	As of December 31,
	2022	2021
Prices of digital assets on principal market
BTC	$16,556.29	$45,867.86
ETH	$1,201.33	$3,644.75
ADA(2)	$0.25	$1.29
MATIC(6)	$0.76	N/A
SOL(3)	$10.09	$168.25
AVAX(4)	$10.95	N/A
LTC(5)	N/A	$144.08
UNI(3)(5)	N/A	$16.83
LINK(1)(5)	N/A	$19.07
BCH(5)	N/A	$420.63

NAV per Share	$10.01	$31.32

Digital Asset Reference Rates(7)
BTC	$16,557.57	$45,869.35
ETH	$1,201.84	$3,644.98
ADA(2)	$0.25	$1.29
MATIC(6)	$0.76	N/A
SOL(3)	$10.06	$168.22
AVAX(4)	$10.98	N/A
LTC(5)	N/A	$144.08
UNI(3)(5)	N/A	$16.82
LINK(1)(5)	N/A	$19.07
BCH(5)	N/A	$420.55

Digital Asset Holdings per Share(8)	$10.01	$31.32

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
(6)
Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.
(7)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except DOT and AVAX, which were Old Indicative Prices. Effective July 1, 2022 and for the six months ended December 31, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of December 31, 2022 are not directly comparable to the Digital Asset Reference Rates as of December 31, 2021.
(8)
Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022 and for the six months ended December 31, 2022, Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the Digital Asset Holdings per Share as of December 31, 2022 is not directly comparable to the Digital Asset Holdings per Share as of December 31, 2021. See “Item 1. Business—Investment Objective” and “Item 1.

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

As of December 31, 2022, the Fund had a net closing balance with a value of $158,781,878, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of December 31, 2022, the Fund had a total market value of $158,755,046, based on the principal market prices.

As of December 31, 2021, the Fund had a net closing balance with a value of $496,961,188, based on the Digital Asset Reference Rates in effect under the Target Coverage Ratio Methodology (non-GAAP methodology). As of December 31, 2021, the Fund had a total market value of $496,947,824, based on the principal market prices.

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

The following chart illustrates the movement in the Fund's Digital Asset Holdings per Share, based on the Digital Asset Reference Rate of each Fund Component, versus the Fund's net asset value per Share, as calculated in accordance with GAAP from February 1, 2018 to December 31, 2022. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, and for the six months ended December 31, 2022, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

Movement in the Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (Unaudited)
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Digital Asset Holdings per Share (Non-GAAP)
GAAP NAV per Share

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for BTC from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2022. Prior to July 1, 2022, the Digital Asset Reference Rate for BTC was an Index Price for BTC. Effective July 1, 2022, the Digital Asset Reference Rate for BTC is an Indicative Price for BTC. As a result, the Digital Asset Rates for BTC for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for BTC for periods prior to July 1, 2022. Since the beginning of the Fund’s operations, the Digital Asset Reference Rate has ranged from $3,164.99 to $67,352.59, with the straight average being $20,442.02 through December 31, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$7,021.76	$11,740.56	2/20/2018	$3,164.99	12/14/2018	$3,679.42	$3,679.42
Twelve months ended December 31, 2019	$7,355.63	$13,838.57	6/26/2019	$3,358.99	2/7/2019	$7,144.93	$7,144.93
Twelve months ended December 31, 2020	$11,103.62	$29,185.50	12/31/2020	$4,941.00	3/16/2020	$29,185.50	$29,185.50
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
Twelve months ended December 31, 2022	$28,194.51	$47,980.44	3/28/2022	$15,786.90	11/21/2022	$16,557.57	$16,536.90
February 1, 2018 to December 31, 2022	$20,442.02	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$16,557.57	$16,536.90

The following table illustrates the movements in the Digital Asset Market price of BTC, as reported on the Fund’s principal market for BTC, from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2022. Since the beginning of the Fund’s operations, the price of BTC has ranged from $3,164.61 to $67,371.70, with the straight average being $20,442.02 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$7,021.08	$11,770.00	2/20/2018	$3,164.61	12/14/2018	$3,679.42	$3,679.42
Twelve months ended December 31, 2019	$7,356.06	$13,849.81	6/26/2019	$3,358.79	2/7/2019	$7,145.00	$7,145.00
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	$29,185.05
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
Twelve months ended December 31, 2022	$28,194.16	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,556.29	$16,561.21
February 1, 2018 to December 31, 2022	$20,442.02	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$16,556.29	$16,561.21

Ethereum

The following table illustrates the movements in the Digital Asset Reference Rate for ETH from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2022. Prior to July 1, 2022, the Digital Asset Reference Rate for ETH was an Index Price for ETH. Effective July 1, 2022, the Digital Asset Reference Rate for ETH is an Indicative Price for ETH. As a result, the Digital Asset Rates for ETH for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ETH for periods prior to July 1, 2022. Since the beginning of the Fund’s operations, the Digital Asset Reference Rate has ranged from $82.41 to $4,776.32, with the straight average being $1,146.78 through December 31, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$423.69	$1,015.13	2/1/2018	$82.41	12/14/2018	$130.84	$130.84
Twelve months ended December 31, 2019	$180.52	$350.60	6/26/2019	$102.84	2/6/2019	$127.84	$127.84
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/2020	$109.83	3/16/2020	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
Twelve months ended December 31, 2022	$1,987.71	$3,816.94	1/4/2022	$913.51	6/18/2022	$1,201.84	$1,195.54
February 1, 2018 to December 31, 2022	$1,146.78	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,201.84	$1,195.54

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Fund’s principal market for ETH, from the beginning of the Fund’s operations on February 1, 2018 to December 31, 2022. Since the beginning of the Fund’s operations, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,146.84 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2018 to December 31, 2018	$423.65	$1,013.98	2/1/2018	$82.34	12/14/2018	$130.90	$130.90
Twelve months ended December 31, 2019	$180.54	$350.76	6/26/2019	$102.88	2/6/2019	$127.86	$127.86
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
Twelve months ended December 31, 2022	$1,987.98	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,201.33	$1,196.81
February 1, 2018 to December 31, 2022	$1,146.84	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,201.33	$1,196.81

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to December 31, 2022. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $1.05 through December 31, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/2021	$1.08	7/20/2021	$1.29	$1.29
Twelve months ended December 31, 2022	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	$0.24
July 1, 2021 to December 31, 2022	$1.05	$2.99	9/3/2021	$0.24	12/29/2022	$0.25	$0.24

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 to December 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of ADA has ranged from $0.24 to $2.99, with the straight average being $1.05 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/2021	$1.08	7/20/2021	$1.29	$1.29
Twelve months ended December 31, 2022	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	$0.25
July 1, 2021 to December 31, 2022	$1.05	$2.99	9/3/2021	$0.24	12/29/2022	$0.25	$0.25

Polygon

Effective October 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 5, 2022 to December 31, 2022. The Digital Asset Reference Rate for MATIC is an Indicative Price for MATIC. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for MATIC has ranged from $0.76 to $1.27, with the straight average being $0.88 through December 31, 2022.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 5, 2022 to December 31, 2022	$0.88	$1.27	11/7/2022	$0.76	12/30/2022	$0.76	$0.76

The following table illustrates the movements in the Digital Asset Market price of MATIC, as reported on the Fund’s principal market for MATIC, from the addition of the token to the Fund’s portfolio on October 5, 2022 to December 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of MATIC has ranged from $0.76 to $1.26, with the straight average being $0.88 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 5, 2022 to December 31, 2022	$0.88	$1.26	11/7/2022	$0.76	12/30/2022	$0.76	$0.76

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2022. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $85.38 through December 31, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.72	$254.78	11/6/2021	$141.71	10/11/2021	$168.22	$168.22
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.37	12/29/2022	$10.06	$9.93
October 1, 2021 to December 31, 2022	$85.38	$254.78	11/6/2021	$8.37	12/29/2022	$10.06	$9.93

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $85.38 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.73	$254.44	11/6/2021	$141.68	10/11/2021	$168.25	$168.25
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.29	12/29/2022	$10.09	$9.86
October 1, 2021 to December 31, 2022	$85.38	$254.44	11/6/2021	$8.29	12/29/2022	$10.09	$9.86

Avalanche

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on April 5, 2022 to December 31, 2022. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $26.13 through December 31, 2022. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to December 31, 2022	$26.13	$95.06	4/5/2022	$10.79	12/29/2022	$10.98	$10.87

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2022. Since the addition of the token to the Fund’s portfolio, the price of AVAX has ranged from $10.76 to $93.01, with the straight average being $25.98 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to December 31, 2022	$25.98	$93.01	4/5/2022	$10.76	12/29/2022	$10.95	$10.89

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the six months ended December 31, 2022, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the six months ended December 31, 2022, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, except as set forth below.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing throughout 2022, digital asset prices began falling precipitously. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Holdco, LLC (“Genesis Holdco”), both of which are digital asset lenders. The SEC also brought charges against Genesis Global Capital, LLC, a subsidiary of Genesis Holdco, and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Fund, it is an affiliate of Genesis Global Trading, Inc., which acts as a Liquidity Provider to the Authorized Participant of the Fund, is a wholly owned subsidiary of DCG, and is an affiliate of the Fund and the Manager. The Liquidity Provider sources digital assets on behalf of the Authorized Participant in connection with the creation of Shares. As such, if Genesis Holdco’s bankruptcy, including the potential sale or transfer of the Liquidity Provider’s equity and/or assets as part of the bankruptcy negotiations, has a negative impact on the Liquidity Provider’s ability to act in such capacity, the Authorized Participant may be required to replace the Liquidity Provider, which could negatively impact the Fund’s ability to create new Shares.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG's other affiliated entities. This publicity could negatively impact the reputation of the Manager and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Fund as a result of these events could have a negative impact on the trading price of the Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Manager, the Fund, their affiliates and/or the Fund’s third party service providers, or on the digital asset industry as a whole. Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of the Fund Components, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The Fund relies on third party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose a challenge to the safekeeping of the Fund’s digital assets and to the operations of the Fund.

The Fund relies on the Custodian, the Authorized Participant and other third party service providers to perform certain functions essential to managing the affairs of the Fund. In addition, the Authorized Participant relies on the Liquidity Provider to source the Fund Components in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund and require the Manager to replace such service provider. Moreover, the Manager could decide to replace a service provider to the Fund, or the Authorized Participant may decide to replace the Liquidity Provider for other reasons.

If the Manager decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Fund’s digital assets, transferring maintenance responsibilities of the Digital Asset Account to another party will likely be complex and could subject the Fund’s digital assets to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Fund’s Digital Asset Account as financial assets under Article 8 of the Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Fund’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Fund would be subject to the loss of all or a significant portion of its assets.

To the extent that Manager is not able to find a suitable party willing to serve as the custodian, the Manager may be required to terminate the Fund and liquidate the Fund’s digital assets. In addition, to the extent that the Manager finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Fund or Manager and/or transfer the Fund’s assets in a relatively short time period, the safekeeping of the Fund’s digital assets may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Manager and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Manager decides, or is required, to replace the Authorized Participant and/or if the Authorized Participant decides, or is required, to replace the Liquidity Provider, this could negatively impact the Fund’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the parent company of the Manager, on a monthly basis during the three months ended December 31, 2022:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2022 - October 31, 2022	-	$-	-	$200.0
November 1, 2022 - November 30, 2022	-	-	-	200.0
December 1, 2022 - December 31, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2022, DCG did not purchase any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1

Participant Agreement, dated October 3, 2022, between the Manager and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

10.1

Distribution and Marketing Agreement, dated October 3, 2022, between the Manager and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Fund and the Manager concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Manager and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only Liquidity Provider of the Authorized Participant.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source digital assets on behalf of the Authorized Participant.

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

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Manager, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of the OTC Markets Group Inc.

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

Date: February 8, 2023

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.