Form 10-Q
period 2023-03-31
Grayscale Digital Large Cap Fund LLC
filed 2023-05-05
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56284

Grayscale Digital Large Cap Fund LLC

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

Number of Shares of the registrant outstanding as of May 1, 2023: 15,867,400

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 40.

This Quarterly Report supplements, and where applicable amends, the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2022 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2023	June 30, 2022
Assets:
Investments in digital assets, at fair value (cost $125,440 and $148,975 as of March 31, 2023 and June 30, 2022, respectively)	$261,494	$173,852
Total assets	$261,494	$173,852
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$261,494	$173,852
Net Assets consists of:
Paid-in-capital	$114,568	$114,568
Accumulated net investment loss	(23,153)	(19,387)
Accumulated net realized gain on investments in digital assets	34,025	53,794
Accumulated net change in unrealized appreciation on investments in digital assets	136,054	24,877
	$261,494	$173,852
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Net asset value per Share	$16.48	$10.96

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

March 31, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,267.33982409	$72,965	$178,417	68.23%
Investment in ETH	39,857.60201408	19,354	72,898	27.87%
Investment in ADA	11,236,129.147927	15,329	4,514	1.73%
Investment in MATIC	2,844,954.12860176	2,389	3,158	1.21%
Investment in SOL	119,415.96199278	15,403	2,507	0.96%
Net assets		$125,440	$261,494	100.00%

June 30, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,231.43654040	$70,529	$117,743	67.73%
Investment in ETH	39,359.77040671	18,021	40,136	23.09%
Investment in ADA	10,916,582.900254	15,453	4,803	2.76%
Investment in SOL	111,216.13265694	15,421	3,557	2.05%
Investment in DOT	328,187.49357863	7,338	2,235	1.29%
Investment in AVAX	88,973.97836461	8,381	1,445	0.83%
Investment in LTC	23,725.08718334	1,794	1,220	0.70%
Investment in UNI	232,687.02308212	5,059	1,122	0.64%
Investment in LINK	158,987.59087114	4,686	960	0.55%
Investment in BCH	6,314.20828653	2,293	631	0.36%
Net assets		$148,975	$173,852	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager’s Fee, related party	1,337	2,622	3,766	9,216
Net investment loss	(1,337)	(2,622)	(3,766)	(9,216)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investments in digital assets	(6,745)	1,772	(19,769)	33,342
Net change in unrealized appreciation (depreciation) on investments in digital assets	110,821	(27,207)	111,177	76,521
Net realized and unrealized gain (loss) on investments in digital assets	104,076	(25,435)	91,408	109,863
Net increase (decrease) in net assets resulting from operations	$102,739	$(28,057)	$87,642	$100,647

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(1,337)	$(2,622)	$(3,766)	$(9,216)
Net realized (loss) gain on investments in digital assets	(6,745)	1,772	(19,769)	33,342
Net change in unrealized appreciation (depreciation) on investments in digital assets	110,821	(27,207)	111,177	76,521
Net increase (decrease) in net assets resulting from operations	102,739	(28,057)	87,642	100,647
Increase in net assets from capital share transactions:
Shares issued	-	-	-	935
Net increase in net assets resulting from capital share transactions	-	-	-	935
Total increase (decrease) in net assets from operations and capital share transactions	102,739	(28,057)	87,642	101,582
Net assets:
Beginning of period	158,755	496,947	173,852	367,308
End of period	$261,494	$468,890	$261,494	$468,890
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400	15,867,400	15,837,800
Shares issued	-	-	-	29,600
Net increase in Shares	-	-	-	29,600
Shares outstanding at end of period	15,867,400	15,867,400	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, and through the period ending June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Effective July 1, 2022, and for the nine months ended March 31, 2023, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”) as discussed in Note 5. As of March 31, 2023, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Solana (“SOL”), Cardano (“ADA”), and Polygon (“MATIC”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 8. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022, and was party to a participant agreement with the Manager and the Fund. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Manager, is the only Authorized Participant, and is party to a participant agreement with the Manager and the Fund. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Fund, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and June 30, 2022 and results of operations for the three and nine months ended March 31, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022 included in the Fund’s Annual Report on Form 10-K.

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

In determining which of the eligible Digital Asset Markets is the Fund’s principal market, the Fund reviews these criteria in the following order:

First, the Fund reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investment in BTC	$178,417	$178,417	$-	$-
Investment in ETH	72,898	72,898	-	-
Investment in ADA	4,514	4,514	-	-
Investment in MATIC	3,158	3,158	-	-
Investment in SOL	2,507	2,507	-	-
	$261,494	$261,494	$-	$-
June 30, 2022
Assets
Investment in BTC	$117,743	$117,743	$-	$-
Investment in ETH	40,136	40,136	-	-
Investment in ADA	4,803	4,803	-	-
Investment in SOL	3,557	3,557	-	-
Investment in DOT	2,235	2,235	-	-
Investment in AVAX	1,445	-	1,445	-
Investment in LTC	1,220	1,220	-	-
Investment in UNI	1,122	1,122	-	-
Investment in LINK	960	960	-	-
Investment in BCH	631	631	-	-
	$173,852	$172,407	$1,445	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	March 31, 2023	June 30, 2022
BTC	Coinbase Pro	$28,467.79	$18,895.01
ETH	Coinbase Pro	$1,828.98	$1,019.72
ADA(1)	Coinbase Pro	$0.40	$0.44
MATIC(2)	Coinbase Pro	$1.11	N/A
SOL(3)	Coinbase Pro	$20.98	$31.98
AVAX(4)(5)	Coinbase Pro	N/A	$16.24
DOT(4)(6)	Coinbase Pro	N/A	$6.81
LTC(6)	Coinbase Pro	N/A	$51.43
UNI(3)(6)	Coinbase Pro	N/A	$4.82
LINK(6)(7)	Coinbase Pro	N/A	$6.04
BCH(6)	Coinbase Pro	N/A	$99.92

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

(5)
Effective January 5, 2023, the Fund removed AVAX from the Fund’s portfolio and sold the AVAX holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(6)
Effective July 7, 2022, following adoption of the DLCS Methodology, the Fund removed DOT, LTC, UNI, LINK and BCH from the Fund’s portfolio and sold the DOT, LTC, UNI, LINK and BCH holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(7)
Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at June 30, 2021	7,340.02142854	$255,175
BTC contributed	13.24337963	612
BTC distributed from portfolio rebalancing	(955.65065367)	(40,252)
BTC distributed for Manager’s Fee, related party	(166.17761410)	(7,160)
Net change in unrealized depreciation on investment in BTC	-	(125,363)
Net realized gain on investment in BTC	-	34,731
BTC balance at June 30, 2022	6,231.43654040	$117,743
BTC contributed	-	-
BTC contributed from portfolio rebalancing	154.51339478	2,976
BTC distributed for Manager’s Fee, related party	(118.61011109)	(2,458)
Net change in unrealized appreciation on investment in BTC	-	58,238
Net realized gain on investment in BTC	-	1,918
BTC balance at March 31, 2023	6,267.33982409	$178,417

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at June 30, 2021	45,287.78133655	$101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(4,990.48482039)	(12,204)
ETH distributed for Manager’s Fee, related party	(1,015.08319570)	(3,080)
Net change in unrealized depreciation on investment in ETH	-	(59,012)
Net realized gain on investment in ETH	-	12,555
ETH balance at June 30, 2022	39,359.77040671	$40,136
ETH contributed	-	-
ETH contributed from portfolio rebalancing	1,253.29923765	1,404
ETH distributed for Manager’s Fee, related party	(755.46763028)	(1,109)
Net change in unrealized appreciation on investment in ETH	-	31,429
Net realized gain on investment in ETH	-	1,038
ETH balance at March 31, 2023	39,857.60201408	$72,898

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2021	-	$-
ADA contributed	20,953.270382	46
ADA contributed from portfolio rebalancing	11,178,490.637538	15,389
ADA distributed for Manager’s Fee, related party	(282,861.007666)	(392)
Net change in unrealized depreciation on investment in ADA	-	(10,650)
Net realized gain on investment in ADA	-	410
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	530,853.301455	220
ADA distributed for Manager’s Fee, related party	(211,307.053782)	(83)
Net change in unrealized depreciation on investment in ADA	-	(165)
Net realized loss on investment in ADA	-	(261)
ADA balance at March 31, 2023	11,236,129.147927	$4,514

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	2,879,851.77978881	2,410
MATIC distributed for Manager’s Fee, related party	(34,897.65118705)	(35)
Net change in unrealized appreciation on investment in MATIC	-	769
Net realized gain on investment in MATIC	-	14
MATIC balance at March 31, 2023	2,844,954.12860176	$3,158

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	113,222.94565799	15,869
SOL distributed for Manager’s Fee, related party	(2,006.81300105)	(246)
Net change in unrealized depreciation on investment in SOL	-	(11,864)
Net realized loss on investment in SOL	-	(202)
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	10,392.15586952	273
SOL distributed for Manager’s Fee, related party	(2,192.32653368)	(57)
Net change in unrealized depreciation on investment in SOL	-	(1,032)
Net realized loss on investment in SOL	-	(234)
SOL balance at March 31, 2023	119,415.96199278	$2,507

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2021	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	89,505.76684675	8,665
AVAX distributed for Manager’s Fee, related party	(531.78848214)	(23)
Net change in unrealized depreciation on investment in AVAX	-	(6,936)
Net realized loss on investment in AVAX	-	(261)
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX distributed from portfolio rebalancing	(87,771.95832809)	(974)
AVAX distributed for Manager’s Fee, related party	(1,202.02003652)	(21)
Net change in unrealized appreciation on investment in AVAX	-	6,936
Net realized loss on investment in AVAX	-	(7,386)
AVAX balance at March 31, 2023	-	$-

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2021	-	$-
DOT contributed	-	-
DOT contributed from portfolio rebalancing	330,149.03708006	7,576
DOT distributed for Manager’s Fee, related party	(1,961.54350143)	(24)
Net change in unrealized depreciation on investment in DOT	-	(5,103)
Net realized loss on investment in DOT	-	(214)
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager’s Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at March 31, 2023	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	9
LTC distributed from portfolio rebalancing	(1,901.21497737)	(281)
LTC distributed for Manager’s Fee, related party	(605.89374115)	(83)
Net change in unrealized depreciation on investment in LTC	-	(2,315)
Net realized gain on investment in LTC	-	183
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager’s Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at March 31, 2023	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	236,778.41720026	5,483
UNI distributed for Manager’s Fee, related party	(4,091.39411814)	(54)
Net change in unrealized depreciation on investment in UNI	-	(3,937)
Net realized loss on investment in UNI	-	(370)
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager’s Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at March 31, 2023	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	9,391.16255779	143
LINK distributed for Manager’s Fee, related party	(4,041.64897033)	(78)
Net change in unrealized depreciation on investment in LINK	-	(2,016)
Net realized loss on investment in LINK	-	(53)
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager’s Fee, related party	(65.32617923)	(1)
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,696)
LINK balance at March 31, 2023	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(906.97968581)	(388)
BCH distributed for Manager’s Fee, related party	(171.88324722)	(74)
Net change in unrealized depreciation on investment in BCH	-	(2,830)
Net realized gain on investment in BCH	-	70
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager’s Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at March 31, 2023	-	$-

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

The Agent will continue the process of evaluating the market environment to determine whether it can acquire the Forked Asset, and whether, when, and in what manner it may sell the Forked Asset on behalf of the Record Date Shareholders.

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

Effective July 1, 2022, the Index Provider reviews the DLCS for rebalancing according to the DLCS Methodology quarterly during a period beginning 14 days before the end of each March, June, September and December (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the DLCS Methodology to determine any changes to the Index Components and the respective weightings of the Index Components within DLCS, as determined by the Index Provider based on market capitalization criteria (the “Index Weightings”), after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the DLCS and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the DLCS and should therefore be included as Fund Components, and (iii) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer included in the DLCS, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets in proportion to their respective weightings in the Fund (“Weightings”) and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings. The Weightings of each Fund Component are generally expected to be the same as the weighting of each digital asset in the DLCS except when the Manager determines to exclude one or more digital assets included in the DLCS from the Fund Components. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the DLCS and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

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

On October 4, 2022, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, MATIC and AVAX met the inclusion criteria of the DLCS Index. On October 4, 2022, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective Weightings and using the cash proceeds to purchase SOL, AVAX and MATIC. As a result, MATIC was added to the Fund. No tokens were removed from the Fund. On October 5, 2022, following the rebalancing, the Fund recognized a realized gain of $1,133,040 in connection with the sale of 98.97782869 BTC, 363.52443217 ETH and 54,505.66521500 ADA, to purchase 1,776.60193605 SOL, and 3,070.74446103 AVAX and 2,879,708.35424883 MATIC.

On January 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index, but AVAX did not. On January 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling AVAX and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective Weightings following the rebalancing. As a result of the rebalancing, AVAX was removed from the Fund. On January 5, 2023, following the rebalancing, the Fund recognized a realized loss of $7,304,129 in connection with the sale of 96,557.16902347 AVAX to purchase 53.65562532 BTC, 108.99277511 ETH, 133,890.68719500 ADA, 4,362.39069485 SOL, and 143.42553998 MATIC.

6. Creations and Redemptions of Shares

At March 31, 2023 and June 30, 2022, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.7081 of one ADA, 0.0075 of one SOL, and 0.1793 of one MATIC at March 31, 2023. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.6880 of one ADA, 0.0070 of one SOL, 0.0207 of one DOT, 0.0056 of one AVAX, 0.0015 of one LTC, 0.0147 of one UNI, 0.0100 of one LINK, and 0.0004 of one BCH at June 30, 2022.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2023 and June 30, 2022, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2023 or June 30, 2022.

8. Related Parties

The Fund considers the following entities, their directors and certain employees to be related parties of the Fund: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of March 31, 2023 and June 30, 2022, 1,213,437 and 1,370,846 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and nine months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, the Fund incurred Manager’s Fees of $1,337,080 and $2,621,274, respectively. For nine months ended March 31, 2023 and 2022, the Fund incurred Manager’s Fees of $3,766,376 and $9,215,263, respectively. As of March 31, 2023 and June 30, 2022, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and nine months ended March 31, 2023 and 2022, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of the Manager (the “Board”) approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2023, DCG had not purchased any Shares of the Fund under this authorization.

9. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the prices of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The prices of the Fund Components have a very limited history. During such history, the market prices of such Fund Components have been volatile, and subject to influence by many factors including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global exchanges or vaults, competition from other forms of digital assets or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the BTC, ETH, SOL, ADA, and MATIC networks, are collectively maintained by a decentralized user base.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

The Manager and the Fund may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

10. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Per Share Data:
Net asset value, beginning of period	$10.01	$31.32	$10.96	$23.19
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.08)	(0.17)	(0.24)	(0.58)
Net realized and unrealized gain (loss)	6.55	(1.60)	5.76	6.94
Net increase (decrease) in net assets resulting from operations	6.47	(1.77)	5.52	6.36
Net asset value, end of period	$16.48	$29.55	$16.48	$29.55
Total return	64.64%	-5.65%	50.36%	27.43%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

12. Subsequent Events

On April 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, and MATIC met the inclusion criteria of the DLCS Index. On April 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. As of April 5, 2023, following the rebalancing, the Fund Components consisted of 67.22%

BTC, 28.82% ETH, 1.69% ADA, 1.28% MATIC, and 0.99% SOL, and each of the Fund’s shares represented 0.0004 BTC, 0.0025 ETH, 0.7100 ADA, 0.1855 MATIC, and 0.0079 SOL.

As of the close of business on May 1, 2023, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $27,833.06 per BTC, $1,812.67 per ETH, $0.38 per ADA, $21.74 per SOL, and $0.95 per MATIC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

22

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. The Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components held by the Fund, determined by reference to the Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the Fund Components. To date, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Fund Components, less the Fund’s expenses and other liabilities, but have instead traded at both premiums and discounts to such value, which at times have been substantial. The Fund is not managed like a business corporation or an active investment vehicle.

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

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as Ethereum Proof-of-Work (“ETHPoW”).

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

The Agent will continue the process of evaluating the market environment to determine whether it can acquire the Forked Asset, and whether, when, and in what manner it may sell the Forked Asset on behalf of the Record Date Shareholders.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value (“NAV”), the Fund follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investments in digital assets	$104,076	$(25,435)	$91,408	$109,863
Net increase (decrease) in net assets resulting from operations	$102,739	$(28,057)	$87,642	$100,647
Net assets	$261,494	$468,890	$261,494	$468,890

Net realized and unrealized gain on investments in digital assets for the three months ended March 31, 2023 was $104,076, which includes a realized gain of $559 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($7,304) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $110,821. Net increase in net assets resulting from operations was $102,739 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,337. Net assets increased to $261,494 at March 31, 2023, a 65% increase for the three-month period. The increase in net assets resulted from the price appreciation in Fund Components for the period, partially offset by the withdrawal of approximately 39 BTC, 246 ETH, 69,443 ADA, 737 SOL, and 17,592 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the three months ended March 31, 2022 was ($25,435), which includes a realized loss of ($24,860) on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $26,632 as a result of the quarterly rebalance of digital assets, and net change in unrealized depreciation on investments in digital assets of ($27,207). Net decrease in net assets resulting from operations was ($28,057) for the three months ended March 31, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $2,622. Net assets decreased to $468,890 at March 31, 2022, a 6% decrease for the three-month period. The decrease in net assets resulted from the price depreciation on the Fund Components during the period and the withdrawal of approximately 40 BTC, 250 ETH, 647 SOL, 70,845 ADA, 1,303 UNI, 147 LTC, 986 LINK and 42 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2023 was $91,408, which includes a realized gain of $1,298 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($21,067) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $111,177. Net increase in net assets resulting from operations was $87,642 for the nine months ended March 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $3,766. Net assets increased to $261,494 at March 31, 2023, a 50% increase for the nine-month period. The increase in net assets primarily resulted from the in the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 119 BTC, 755 ETH, 2,192 SOL, 96 UNI, 3 BCH, 10 LTC, 65 LINK, 211,307 ADA, 1,202 AVAX, 135 DOT, and 34,898 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2022 was $109,863, which includes a realized gain of $6,710 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $26,632 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $76,521. Net increase in net assets resulting from operations was $100,647 for the nine months ended March 31, 2022, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $9,216. Net assets increased to $468,890 at March 31, 2022, a 28% increase for the nine-month period. The increase in net assets resulted from the contribution of approximately 13 BTC, 77 ETH, 13 BCH, 47 LTC, 310 LINK and 20,953 ADA, with a total value of $935 to the Fund in connection with Share creations during the period, partially offset by the withdrawal of approximately 126 BTC, 769 ETH, 1,313 SOL, 214,475 ADA, 2,643 UNI, 458 LTC, 3,048 LINK and 132 BCH to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	6,252	6,610	6,231	7,340
Creations	-	-	-	13
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	54	-	155	(657)
Manager’s Fee, related party	(39)	(40)	(119)	(126)
Closing balance	6,267	6,570	6,267	6,570
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	6,267	6,570	6,267	6,570

ETH:
Opening balance	39,995	40,655	39,360	45,288
Creations	-	-	-	77
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	109	-	1,253	(4,191)
Manager’s Fee, related party	(246)	(250)	(755)	(769)
Closing balance	39,858	40,405	39,858	40,405
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	39,858	40,405	39,858	40,405

ADA:
Opening balance	11,171,682	11,527,622	10,916,583	-
Creations	-	-	-	20,953
Portfolio rebalancing(2)(3)(4)(5)(6)(7)	133,890	-	530,853	11,650,299
Manager’s Fee, related party	(69,443)	(70,845)	(211,307)	(214,475)
Closing balance	11,236,129	11,456,777	11,236,129	11,456,777
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	11,236,129	11,456,777	11,236,129	11,456,777

MATIC:
Opening balance	2,862,403	-	-	-
Creations	-	-	-	-
Portfolio rebalancing(6)(7)	143	-	2,879,852	-
Manager’s Fee, related party	(17,592)	-	(34,898)	-
Closing balance	2,844,954	-	2,844,954	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	2,844,954	-	2,844,954	-

SOL:
Opening balance	115,791	105,349	111,216	-
Creations	-	-	-	-
Portfolio rebalancing(3)(4)(5)(6)(7)	4,362	-	10,392	106,015
Manager’s Fee, related party	(737)	(647)	(2,192)	(1,313)
Closing balance	119,416	104,702	119,416	104,702
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	119,416	104,702	119,416	104,702

AVAX:
Opening balance	96,557	-	88,974	-
Creations	-	-	-	-
Portfolio rebalancing(4)(5)(6)(7)	(96,557)	-	(87,772)	-
Manager’s Fee, related party	-	-	(1,202)	-
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

DOT:
Opening balance	-	-	328,187	-
Creations	-	-	-	-
Portfolio rebalancing(4)(5)	-	-	(328,052)	-
Manager’s Fee, related party	-	-	(135)	-
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

LTC:
Opening balance	-	23,866	23,725	26,185
Creations	-	-	-	47
Portfolio rebalancing(1)(2)(3)(4)(5)	-	-	(23,715)	(2,055)
Manager’s Fee, related party	-	(147)	(10)	(458)
Closing balance	-	23,719	-	23,719
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	23,719	-	23,719

UNI:
Opening balance	-	211,992	232,687	-
Creations	-	-	-	-
Portfolio rebalancing(3)(4)(5)	-	-	(232,591)	213,332
Manager’s Fee, related party	-	(1,303)	(96)	(2,643)
Closing balance	-	210,689	-	210,689
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	210,689	-	210,689

LINK:
Opening balance	-	160,367	158,987	153,328
Creations	-	-	-	310
Portfolio rebalancing(1)(2)(3)(4)(5)	-	-	(158,922)	8,791
Manager’s Fee, related party	-	(986)	(65)	(3,048)
Closing balance	-	159,381	-	159,381
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	159,381	-	159,381

BCH:
Opening balance	-	6,922	6,314	7,380
Creations	-	-	-	13
Portfolio rebalancing(1)(2)(3)(4)(5)	-	-	(6,311)	(381)
Manager’s Fee, related party	-	(42)	(3)	(132)
Closing balance	-	6,880	-	6,880
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	6,880	-	6,880

Number of Shares:
Opening balance	15,867,400	15,867,400	15,867,400	15,837,800
Creations	-	-	-	29,600
Closing balance	15,867,400	15,867,400	15,867,400	15,867,400

	As of March 31,
	2023	2022
Prices of digital assets on principal market
BTC	$28,467.79	$45,595.55
ETH	$1,828.98	$3,284.17
ADA(2)	$0.40	$1.15
MATIC(6)	$1.11	N/A
SOL(3)	$20.98	$122.97
LTC(5)	N/A	$124.25
UNI(3)(5)	N/A	$11.23
LINK(1)(5)	N/A	$16.86
BCH(5)	N/A	$377.34

NAV per Share	$16.48	$29.55

Digital Asset Reference Rates(8)
BTC	$28,399.13	$45,625.48
ETH	$1,824.28	$3,287.56
ADA(2)	$0.40	$1.15
MATIC(6)	$1.11	N/A
SOL(3)	$20.91	$123.03
LTC(5)	N/A	$124.36
UNI(3)(5)	N/A	$11.24
LINK(1)(5)	N/A	$16.87
BCH(5)	N/A	$377.34

Digital Asset Holdings per Share(9)	$16.44	$29.57

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
(5)
Effective July 7, 2022, following adoption of the DLCS Methodology, the Fund removed DOT, LTC, UNI, LINK and BCH from the Fund’s portfolio and sold the DOT, LTC, UNI, LINK and BCH holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(6)
Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.
(7)
Effective January 5, 2023, the Fund removed AVAX from the Fund’s portfolio and sold the AVAX holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(8)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except DOT and AVAX, which were Old Indicative Prices. Effective July 1, 2022 and for the nine months ended March 31, 2023, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of March 31, 2023 are not directly comparable to the Digital Asset Reference Rates as of March 31, 2022.
(9)
Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022 and for the nine months ended March 31, 2023, Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the Digital Asset Holdings per Share as of March 31, 2023 is not directly comparable to the Digital

Asset Holdings per Share as of March 31, 2022. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K for additional information.

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

As of March 31, 2023, the Fund had a net closing balance with a value of $260,872,831, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of March 31, 2023, the Fund had a total market value of $261,493,993, based on the principal market prices.

As of March 31, 2022, the Fund had a net closing balance with a value of $469,236,434, based on the Digital Asset Reference Rates in effect under the Target Coverage Ratio Methodology (non-GAAP methodology). As of March 31, 2022, the Fund had a total market value of $468,890,239, based on the principal market prices.

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

The following chart illustrates the movement in the Fund's Digital Asset Holdings per Share, based on the Digital Asset Reference Rate of each Fund Component, versus the Fund's NAV per Share, as calculated in accordance with GAAP from February 1, 2018 to March 31, 2023. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, and for the nine months ended March 31, 2023, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022. For more information on the determination of the Fund’s Digital Asset Holdings, see “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Exchange Valuation” in the Fund’s Annual Report on Form 10-K.

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for BTC from April 1, 2018 to March 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for BTC was an Index Price for BTC. Effective July 1, 2022, the Digital Asset Reference Rate for BTC is an Indicative Price for BTC. As a result, the Digital Asset Rates for BTC for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for BTC for periods prior to July 1, 2022. During the period from April 1, 2018 to March 31, 2023, the Digital Asset Reference Rate has ranged from $3,164.99 to $67,352.59, with the straight average being $20,924.94 through March 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended March 31, 2019	$5,865.47	$9,830.06	5/5/2018	$3,164.99	12/14/2018	$4,095.82	$4,078.69
Twelve months ended March 31, 2020	$8,471.60	$13,838.57	6/26/2019	$4,132.14	4/1/2019	$6,471.60	$6,471.60
Twelve months ended March 31, 2021	$20,225.08	$61,593.93	3/13/2021	$6,212.24	4/1/2020	$58,592.37	$58,592.37
Twelve months ended March 31, 2022	$46,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,646.21	$46,425.74	4/3/2022	$15,786.90	11/21/2022	$28,399.13	$28,399.13
April 1, 2018 to March 31, 2023	$20,924.94	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$28,399.13	$28,399.13

The following table illustrates the movements in the Digital Asset Market price of BTC, as reported on the Fund’s principal market for BTC, from April 1, 2018 to March 31, 2023. During such period, the price of BTC has ranged from $3,164.61 to $67,371.70, with the straight average being $20,925.40 through March 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$5,865.26	$9,815.55	5/5/2018	$3,164.61	12/14/2018	$4,094.99	$4,078.82
Twelve months ended March 31, 2020	$8,472.15	$13,849.81	6/26/2019	$4,133.74	4/1/2019	$6,474.20	$6,474.20
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79
April 1, 2018 to March 31, 2023	$20,925.40	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$28,467.79	$28,467.79

Ethereum

The following table illustrates the movements in the Digital Asset Reference Rate for ETH from April 1, 2018 to March 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ETH was an Index Price for ETH. Effective July 1, 2022, the Digital Asset Reference Rate for ETH is an Indicative Price for ETH. As a result, the Digital Asset Rates for ETH for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ETH for periods prior to July 1, 2022. During the period from April 1, 2018 to March 31, 2023, the Digital Asset Reference Rate has ranged from $82.41 to $4,776.32, with the straight average being $1,181.71 through March 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended March 31, 2019	$300.20	$808.02	5/5/2018	$82.41	12/14/2018	$141.00	$140.75
Twelve months ended March 31, 2020	$194.09	$350.60	6/26/2019	$109.83	3/16/2020	$133.55	$133.55
Twelve months ended March 31, 2021	$641.22	$1,987.17	2/20/2021	$130.15	4/1/2020	$1,900.34	$1,900.34
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
Twelve months ended March 31, 2023	$1,655.11	$3,492.35	4/4/2022	$913.51	6/18/2022	$1,824.28	$1,824.28
April 1, 2018 to March 31, 2023	$1,181.71	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,824.28	$1,824.28

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Fund’s principal market for ETH, from April 1, 2018 to March 31, 2023. During such period, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,181.78 through March 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$300.21	$806.00	5/5/2018	$82.34	12/14/2018	$141.00	$140.71
Twelve months ended March 31, 2020	$194.10	$350.76	6/26/2019	$110.29	3/16/2020	$133.58	$133.58
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
Twelve months ended March 31, 2023	$1,655.32	$3,493.00	4/4/2022	$913.24	6/18/2022	$1,828.98	$1,828.98
April 1, 2018 to March 31, 2023	$1,181.78	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,828.98	$1,828.98

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to March 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.96 through March 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15
Twelve months ended March 31, 2023	$0.47	$1.20	4/5/2022	$0.24	12/29/2022	$0.40	$0.40
July 1, 2021 to March 31, 2023	$0.96	$2.99	9/3/2021	$0.24	12/29/2022	$0.40	$0.40

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 to March 31, 2023. Since the addition of the token to the Fund’s portfolio, the price of ADA has ranged from $0.24 to $2.99, with the straight average being $0.96 through March 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15
Twelve months ended March 31, 2023	$0.47	$1.20	4/5/2022	$0.24	12/29/2022	$0.40	$0.40
July 1, 2021 to March 31, 2023	$0.96	$2.99	9/3/2021	$0.24	12/29/2022	$0.40	$0.40

Polygon

Effective October 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 5, 2022 to March 31, 2023. The Digital Asset Reference Rate for MATIC is an Indicative Price for MATIC. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for MATIC has ranged from $0.76 to $1.52, with the straight average being $1.00 through March 31, 2023.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 5, 2022 to March 31, 2023	$1.00	$1.52	2/17/2023	$0.76	12/30/2022	$1.11	$1.11

The following table illustrates the movements in the Digital Asset Market price of MATIC, as reported on the Fund’s principal market for MATIC, from the addition of the token to the Fund’s portfolio on October 5, 2022 to March 31, 2023. Since the addition of the token to the Fund’s portfolio, the price of MATIC has ranged from $0.76 to $1.52, with the straight average being $1.00 through March 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 5, 2022 to March 31, 2023	$1.00	$1.52	2/17/2023	$0.76	12/30/2022	$1.11	$1.11

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $74.80 through March 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.38	$254.78	11/6/2021	$79.97	3/14/2022	$123.03	$123.03
Twelve months ended March 31, 2023	$36.62	$137.47	4/1/2022	$8.37	12/29/2022	$20.91	$20.91
October 1, 2021 to March 31, 2023	$74.80	$254.78	11/6/2021	$8.37	12/29/2022	$20.91	$20.91

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2023. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $74.81 through March 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.39	$254.44	11/6/2021	$79.97	3/14/2022	$122.97	$122.97
Twelve months ended March 31, 2023	$36.62	$137.51	4/1/2022	$8.29	12/29/2022	$20.98	$20.98
October 1, 2021 to March 31, 2023	$74.81	$254.44	11/6/2021	$8.29	12/29/2022	$20.98	$20.98

Avalanche

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on April 5, 2022 to January 4, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $25.92 through January 4, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to January 4, 2023	$25.92	$95.06	4/5/2022	$10.79	12/29/2022	$12.04	$12.04

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, from the addition of the token to the Fund’s portfolio on October 1, 2021 to January 4, 2023. Since the addition of the token to the Fund’s portfolio, the price of AVAX has ranged from $10.76 to $93.01, with the straight average being $25.77 through January 4, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to January 4, 2023	$25.77	$93.01	4/5/2022	$10.76	12/29/2022	$12.03	$12.03

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the nine months ended March 31, 2023, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the nine months ended March 31, 2023, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Manager and an affiliate of the Fund, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Fund is not a party to these proceedings, the Fund may in the future be subject to legal proceedings or disputes.

On November 18, 2022, the Manager received a letter on behalf of Fir Tree Master Fund, L.P. and certain of its affiliates (together, “Fir Tree”) demanding access to certain of the Manager’s and the Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Manager and Grayscale Bitcoin Trust disputed Fir Tree’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On December 6, 2022, Fir Tree filed a suit in Delaware Chancery Court against the Manager and Grayscale Bitcoin Trust alleging that the Manager and Grayscale Bitcoin Trust violated Fir Tree’s information rights and seeking to compel access to the requested books and records. The Manager and Grayscale Bitcoin Trust believe that this lawsuit is without merit and are vigorously defending against it.

On January 13, 2023, the Manager received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Manager’s and Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Manager and Grayscale Bitcoin Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court against the Sponsor and Grayscale Bitcoin Trust alleging that the Manager and Grayscale Bitcoin Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records. Trial has not yet been set. The Manager and Grayscale Bitcoin Trust believe that this lawsuit is without merit and plan to vigorously defend against it.

On January 30, 2023, Osprey Funds, LLC filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed its brief in support of its motion to dismiss the complaint. The Manager and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Manager filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. The DC Circuit Court of Appeals heard oral arguments in the case on March 7, 2023. As of the date of this Quarterly Report, the Manager’s petition remains pending and the Manager expects to receive a decision from the DC Circuit Court of Appeals by fall of 2023.

On March 6, 2023, Alameda Research, Ltd. filed a suit against the Manager, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce its fees and authorize a redemption program. On April 4, 2023, the Manager, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda Research complaint. The Manager believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Manager does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Fund’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K and under “Part II, Item 1A. Risk Factors” of the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the parent company of the Manager, on a monthly basis during the three months ended March 31, 2023:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2023 - January 31, 2023	-	$-	-	$200.0
February 1, 2023 - February 28, 2023	-	-	-	200.0
March 1, 2023 - March 31, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through May 1, 2023, DCG had not purchased any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Administrator Fee”—The fee payable to any administrator of the Fund for services it provides to the Fund, which the Manager will pay such administrator as a Manager-paid Expense.

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

Date: May 5, 2023

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.