Form 10-K
period 2023-06-30
Grayscale Digital Large Cap Fund LLC
filed 2023-09-01
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on December 31, 2022 as reported by the OTC Markets, Inc. on that date: $55,521,802.

Number of Shares of the registrant outstanding as of August 28, 2023: 15,867,400

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (the “Manager”) and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Fund’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Fund’s expectations include, but are not limited to:

•
recent developments in the digital asset economy which have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
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
•
the limited history of the Digital Asset Reference Rate;
•
because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates, and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share;
•
the possibility that the Shares may trade at a price that is at, above or below the Fund’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;
•
the SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund;

•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity, or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity, or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
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
•
the Fund’s reliance on third party service providers to perform certain functions essential to the affairs of the Fund and the challenges replacement of such service providers could pose to the safekeeping of the Fund Components and to the operations of the Fund;
•
the Custodian’s possible resignation or removal by the Manager or otherwise, without replacement, which could trigger early termination of the Fund; and
•
additional risk factors discussed in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 122.

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

At this time, the Fund is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Fund. In addition, the Fund may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result of these factors in addition to the holding period under Rule 144, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or substantial discount to, the value of the Fund’s Digital Asset Holdings per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”). The Cayman Islands Monetary Authority (the “Authority”) has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Authority and be regulated as a mutual fund under the Mutual Funds Act (As Revised) of the Cayman Islands. Even if such relief from the SEC is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) and the relevant Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s digital assets, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

For a discussion of risks relating to the deviation in the value of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of digital assets could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value,” “Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—The value of the Shares relates directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations due to a number of factors,” “Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets and, consequently, the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Shares may trade at a price that is at, above or below the Fund’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.”

On July 21, 2020, the Fund registered with the Authority under the Private Funds Act (reference number: 1688783).

Investment Objective

The Fund’s investment objective is for the value of the Shares (based on Digital Asset Holdings per Share) to reflect the value of the digital assets held by the Fund (the “Fund Components”) as determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Since July 1, 2022, the Fund Components have consisted of the digital assets that make up the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), a subsidiary of Digital Currency Group, Inc. (“DCG”) and an affiliate of the Manager, which is also a subsidiary of DCG, and the Fund.

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

The Index Provider applies market capitalization, liquidity and data availability criteria to the digital assets in the Index Universe in order to arrive at between five and ten digital assets that, in the Index Provider’s judgment, represent a diversified benchmark for the largest and most liquid digital assets in the digital asset market (the “Large Cap sector”), rather than exposure to all digital assets in the Index Universe. The respective weightings of the Index Components within the DLCS are determined by the Index Provider based on market capitalization criteria, and are referred to as the “Index Weightings.” The process followed by the Index Provider to determine the Index Universe, the Index Components and their respective Index Weightings is referred to as the “DLCS Methodology.” The Fund seeks to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market. Because Index Components target the Large Cap sector and are included in the DLCS in accordance with market capitalization and liquidity criteria, as of June 30, 2023, the DLCS covered approximately 80% of the market capitalization of the entire digital asset market, excluding stablecoins and meme coins, based on data provided by the Index Provider calculated using data from CoinMarketCap.com. Additionally, as of June 30, 2023, the DLCS covered approximately 89% of the market capitalization of the Index Universe.

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

Prior to July 1, 2022, the Fund sought to hold Fund Components with market capitalizations that collectively constituted at least 70% of the market capitalization of the entire digital asset market (the “Target Coverage Ratio”) and determined the Fund Components by reference to fund construction criteria that consisted of market capitalization, liquidity and coverage criteria established by the Manager (the “Target Coverage Ratio Methodology”). Under this methodology, the Fund also sought to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market. In connection with the Fund’s adoption of the DLCS Methodology, on July 5, 2022 the Index Provider completed its quarterly rebalancing of DLCS and the Manager subsequently rebalanced the Fund Components, as more fully described in the Fund’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. See “—Fund Construction Criteria” below for further information on the DLCS Methodology.

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

For example, from July 1, 2022 to June 30, 2023, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. From July 1, 2022 to June 30, 2023, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 63% based on the DLCS Methodology and the average discount was 50% based on the DLCS Methodology. As of June 30, 2023, the Fund’s Shares were quoted on OTCQX at a discount of 53% to the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between July 1, 2022 to June 30, 2023, has been quoted at a discount on 251 days.

From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Over the same period, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 42% and the average discount was 22% based on the Target Coverage Ratio Methodology. Moreover, from November 22, 2019 to June 30, 2022, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between November 22, 2019 to June 30, 2022, has been quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology.

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

Digital Asset Reference Rates

The Fund values its digital assets for operational purposes by reference to Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Since July 1, 2022, upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component is the reference rate used by the Index Provider to constitute the DLCS. Since July 1, 2022, the Digital Asset Reference Rate used by the Index Provider for each Index Component has been a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 60-minute period derived from data collected from Constituent Exchanges (such price, an “Indicative Price”). As such, since July 1, 2022, the Digital Asset Reference Rate for each Fund Component has been an Indicative Price.

The Index Provider may also use an Index Price as the reference rate for an Index Component in the future, and if it does so, then the Manager will use an Index Price for the relevant Fund Component. The “Index Price” for a Fund Component would be determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

Prior to July 1, 2022, the Digital Asset Reference Rates used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund were volume-weighted average prices in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading such Fund Component selected by the Reference Rate Provider (each such price, an “Old Indicative Price”) or an Index Price based on the relevant Old Indicative Price for such Fund Component and calculated in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund in this Annual Report for periods prior to July 1, 2022 have been calculated using such Index Prices and/or Old Indicative Prices. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund in this Annual Report for periods subsequent to July 1, 2022 have been calculated using Indicative Prices.

Fund Construction Criteria

Effective July 1, 2022, the Fund uses the DLCS Methodology to construct the Fund’s portfolio. The following sets forth a description of the DLCS Methodology. For all periods prior to July 1, 2022, the Fund’s portfolio was constructed based on the Target Coverage Ratio Methodology. For more detail regarding the Target Coverage Ratio Methodology, please see “Item 1. Business—Fund Construction Criteria—Target Coverage Ratio Methodology” in the Fund’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

As part of determining whether use or trading of a digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, the Manager considers whether a particular digital asset that is included or eligible for inclusion in the Fund is a security for purposes of the federal securities laws. The Manager does this taking into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. The Manager also considers, solely as one input, the analytical framework developed by Coinbase, Inc., which has been adopted by the Crypto Ratings Counsel, an organization of which the Manager is a founding member. Finally, the Manager discusses the security status of each digital asset included in the Fund with its external counsel. Through this process the Manager believes that it is applying the proper legal standards in determining whether a particular digital asset is a security in light of the uncertainties inherent in the Howey and Reves tests, as opposed to a purely probabilistic or “risk based” standard. However, in light of these uncertainties and the fact-based nature of the analysis, the Manager acknowledges that a particular digital asset included in the Fund may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Manager’s prior conclusion; and the Manager’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security. In June 2023, the SEC brought charges against Binance and Coinbase, two of the largest digital asset trading platforms, for alleged violations of a variety of securities laws. In their complaints, the SEC asserted that several digital assets were securities, including ADA, MATIC and SOL, which represented approximately 3% of the Fund’s Digital Asset Holdings as of June 30, 2023. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

The Manager does not intend to permit the Fund to hold any digital asset that the Manager determines is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because a federal court upholds an allegation that a digital asset is a security. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, when the Manager believes there to be good faith grounds to conclude that a particular digital asset is not a security, the Manager does not intend to exclude that digital asset from the Fund strictly on the basis that it could at some future point be determined to be a security. The Manager continues to believe that ADA, MATIC and SOL are not securities and did not exclude such digital assets from the Fund following the assertions the SEC made in June 2023 that these digital assets are securities.

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

The Manager intends to evaluate each fork, airdrop or similar event on a case-by-case basis in consultation with the Fund’s legal advisers, tax consultants and the Custodian, and may, in its sole discretion, determine that a different course of action with respect to such event is in the best interests of the Fund. In the event the Manager decides to sell any Forked Assets, it would expect to execute the sale to or through an eligible financial institution that is subject to federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, which may include an Authorized Participant, a Liquidity Provider and/or one or more of their affiliates. In either case, the Manager expects that an Authorized Participant or Liquidity Provider would only be willing to transact with the Manager on behalf of the Fund if an Authorized Participant or Liquidity Provider considered it possible to trade the Forked Asset on a Digital Asset Exchange or other venue to which the Authorized Participant or Liquidity Provider has access. Generally, any such Authorized Participant or Liquidity Provider would have access only to Digital Asset

Exchanges or other venues it reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

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

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of June 30, 2023, each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.7055 of one ADA, 0.0078 of one SOL, and 0.1844 of one MATIC. On July 5, 2023, the Index Provider completed the quarterly rebalancing of the DLCS, determined that Bitcoin (“BTC”), Ethereum (“ETH”), Cardano (“ADA”), Solana (“SOL”), and Polygon (“MATIC”) met the inclusion criteria of the DLCS Index and adjusted their Index Weightings in accordance with the DLCS Methodology. Accordingly, the Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. As of July 6, 2023, following the rebalancing, each Share represented 0.0004 BTC, 0.0024 ETH, 0.7104 ADA, 0.0081 SOL, and 0.1894 MATIC. The logistics of accepting, transferring and safekeeping of digital assets are dealt with by the Manager and the Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security. The Shares have certain other key characteristics, including the following:

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Fund and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Manager. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Manager believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Fund will not hold or employ any derivative securities. Furthermore, the value of the Fund’s assets will be reported each day on www.grayscale.com/products/grayscale-digital-large-cap-fund/.
•
Minimal Credit Risk. The Shares represent an interest in actual digital assets owned by the Fund. The Fund’s digital assets are not subject to borrowing arrangements with third parties and are subject to only minimal counterparty and credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the digital assets for the Fund using offline storage, or “cold storage,” mechanisms to secure the Fund’s private key “shards.” The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Fund differentiates itself from competing digital asset financial vehicles in the following ways:

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
•
Custodian Audits. The Custodian has agreed to allow the Fund and the Manager to take such steps as necessary to verify that satisfactory internal control system and procedures are in place.
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

Digital Asset Networks are decentralized in that they do not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of their tokens. Rather, such digital assets are created and allocated by the Digital Asset Network’s protocol, for example through a “mining,” “staking” or other validating process. Most commonly, new digital assets are created and awarded to the miners, stakers or validators of a block in the digital asset’s blockchain for verifying transactions. In other instances, all of the Digital Asset Network’s tokens are created upon the Digital Asset Network’s launch and may be used to pay transaction fees to validators. See “Market Participants—Miners and Validators” for more detail. A digital asset’s blockchain is effectively a decentralized database that includes all blocks that have been mined by miners, stakers or validators and it is updated to include new blocks as they are mined. Each digital asset transaction is broadcast to the Digital Asset Network and, when included in a block, recorded in the digital asset blockchain. As each new block records outstanding digital asset transactions, and outstanding transactions are settled and validated through such recording, the digital asset blockchain represents a complete, transparent and unbroken history of all transactions of the Digital Asset Network.

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

Composition of the Digital Asset Market

As of June 30, 2023, there were over 26,000 digital assets tracked by CoinMarketCap.com, one of the most widely used price aggregators for digital assets.

The DLCS Methodology and the Fund use information that the Index Provider obtains directly from exchanges and other service providers for purposes of assessing the total market capitalization of each Index Component and therefore each Fund Component.

Market capitalization of a digital asset is calculated by multiplying the existing reference price of the digital asset by the current circulating supply.

The first digital asset to gain mass adoption was Bitcoin. Bitcoin is currently the largest digital asset with a market capitalization of $591.8 billion as of June 30, 2023 and is widely considered the most prominent digital asset.

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

As of June 30, 2023, total market capitalization of the digital asset market, as determined by the Index Provider, was approximately $1,191.8 billion. The market value of the digital assets held by the Fund represented approximately 71.1%, or $848.0 billion, based on data from CoinMarketCap.com. The top digital assets by market capitalization that met the DLCS Methodology as of June 30, 2023 are detailed below:

Asset	Symbol	Market Cap (billions)	Circulating Supply (millions)	Maximum Supply (millions)
Bitcoin	BTC	$591.8	19.4	21
Ethereum	ETH	$232.4	120.2	N/A
Cardano	ADA	$10.0	34,945.7	45,000
Solana	SOL	$7.6	400.1	N/A
Polygon	MATIC	$6.2	9,319.5	10,000

Bitcoin

Bitcoin (“Bitcoin” or “BTC”) is a digital asset that is created and transmitted through the operations of the peer-to-peer Bitcoin network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin network allows people to exchange tokens of value, called Bitcoin, which are recorded on a public transaction ledger known as a blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Markets that trade Bitcoin or in individual end-user-to-end-user transactions under a barter system.

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

The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain. Currently, the fixed reward for solving a new block is 6.25 Bitcoin per block and this is expected to decrease by half to become 3.125 Bitcoin after the next 210,000 blocks have entered the Bitcoin network, which is expected to be mid-2024. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of June 30, 2023, approximately 19.4 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

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

Development on the Ethereum network and other smart contract platforms involves building more complex tools on top of smart contracts, such as decentralized apps (dApps); organizations that are autonomous, known as decentralized autonomous organizations (DAOs); and entirely new decentralized networks. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

Moreover, the Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of June 30, 2023, a majority of digital assets were built on the Ethereum network, with such assets representing a significant amount of the total market value of all digital assets.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of ETH fees to validators.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0.” and eventually became known as the “Merge” to transition the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022 and the Ethereum network has operated on a proof-of-stake model since such time. Following the Merge, approximately 982 ETH are burned per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new ETH could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which ETH are removed from supply at a rate that varies with network usage. On occasion, the ETH supply has been deflationary over a 24 hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new ETH issuances and could turn the ETH supply deflationary over the long term.

More recently, the Ethereum network and other smart contract platforms have been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. As of June 30, 2023, approximately 40 million ETH were locked up in smart contracts.

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

Cardano was founded by Charles Hoskinson, a co-founder of Ethereum, as a Proof-of-Stake alternative to the Proof-of-Work blockchains. The Proof-of-Stake consensus mechanism provides lower energy consumption in the validation of the network and potentially faster transaction times. The Cardano Foundation, a Swiss non-profit organization that administered the original network launch and token distribution, contributes to the development of the Cardano network. The Cardano Foundation has contracted IOHK, a company founded by Hoskinson, to continue building and maintaining the Cardano network.

In June 2023, the SEC asserted that ADA is a security in its complaints against Binance and Coinbase. The Manager continues to believe ADA is not a security and did not exclude such digital asset from the Fund following the assertions made by the SEC. Please see “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

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

In June 2023, the SEC asserted that SOL is a security in its complaints against Binance and Coinbase. The Manager continues to believe SOL is not a security and did not exclude such digital asset from the Fund following the assertions made by the SEC. Please see “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

Polygon

Polygon is a smart contract platform protocol that borrows certain aspects of security features from the Ethereum blockchain. It is intended to provide scalability to Ethereum by sacrificing certain aspects of its decentralization to increase its transactional throughput relative to Ethereum. Polygon is a hybrid “sidechain”/“commit-chain,” though the semantics used in describing the protocol vary. The absence of uniformly agreed-upon terminology reflects the duality of Polygon’s verification procedures, having both its own PoS mechanism, and being able to “check in” with the Ethereum network itself for further validation. Polygon’s native token, MATIC, is an ERC-20 token that serves multiple purposes, including paying for transaction fees, staking, and governance.

Polygon was one of the first Ethereum scaling solutions to gain mainstream adoption on prominent DeFi and NFT applications such as Uniswap, Aave, and Opensea. Polygon was founded by Jaynti Kanani, Sandeep Nailwal, and Anurag Arjun in 2017.

In June 2023, the SEC asserted that MATIC is a security in its complaints against Binance and Coinbase. The Manager continues to believe MATIC is not a security and did not exclude such digital asset from the Fund following the assertions made by the SEC. Please see “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

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

Fund Component Value

Digital Asset Exchange Valuation

The value of digital assets is determined by the value that various market participants place on digital assets through their transactions. The most common means of determining the value of a digital asset is by surveying one or more Digital Asset Exchanges where the digital asset is traded publicly and transparently (e.g., Coinbase, Crypto.com, Kraken, and LMAX Digital). Additionally, there are over-the-counter dealers or market makers that transact in digital assets.

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, digital assets are traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro, or by the digital asset Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of June 30, 2023, the Digital Asset Exchanges included in the Digital Asset Reference Rates are Coinbase, Crypto.com, Kraken, and LMAX Digital. As further described below, the Manager and the Fund reasonably believe each of these Digital Asset Exchanges are in material compliance with applicable U.S. federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

Coinbase: A U.S.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense, as well as a money transmitter in various U.S. states.

Crypto.com: A Singapore-based exchange registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Crypto.com does not hold a BitLicense.

Kraken: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based exchange registered as a broker with the Financial Conduct Authority (“FCA”). LMAX Digital does not hold a BitLicense.

The below tables reflect the trading volume in Fund Components and market share of the Fund Component-U.S. dollar trading pairs of each of the Digital Asset Exchanges included in the Digital Asset Reference Rates as of June 30, 2023, using data reported by the Reference Rate Provider from February 1, 2018 (the inception of the Fund’s operations) to June 30, 2023, unless otherwise stated:

BTC Exchanges included in the Digital Asset Reference Rate as of June 30, 2023(1)	Volume (BTC)	Market Share(2)
Coinbase	32,847,755	28.76%
Kraken	10,609,493	9.29%
LMAX Digital	8,728,965	7.64%
Total U.S. Dollar-BTC trading pair	52,186,213	45.69%

(1)
Effective October 4, 2022, the Reference Rate Provider removed Kraken as a Constituent Exchange used to calculate the Indicative Price for BTC and added Binance.US as a Constituent Exchange, as part of its scheduled quarterly review. Effective June 16, 2023, the Reference Rate Provider removed Binance.US as a Constituent Exchange used to calculate the Indicative Price for BTC due to Binance.US’s announcement that the exchange was suspending U.S. dollar (“USD”) deposits and withdrawals and planned to delist its USD trading pairs, and added Kraken as a Constituent Exchange as part of its review.
(2)
Market share is calculated using trading volume (in BTC) provided by the Reference Rate Provider for certain Digital Asset Exchanges, including Coinbase, Kraken and LMAX Digital, as well as certain other large U.S. dollar-denominated Digital Asset Exchanges that were not included in the Digital Asset Reference Rate as of June 30, 2023, including Bitstamp, Binance.US (data included from April 1, 2020), Bitfinex, Bitflyer (data included from December 24, 2018), Bittrex (data included from July 31, 2018), Cboe Digital (data included from October 1, 2020), FTX.US (data included from July 1, 2021 through November 10, 2022), Gemini, HitBTC (data included from April 1, 2019 through March 31, 2020), itBit, LakeBTC (data included from January 27, 2019 through May 6, 2021), and OKCoin (data included from February 1, 2018 through December 31, 2022).

ETH Exchanges included in the Digital Asset Reference Rate as of June 30, 2023(1)	Volume (ETH)	Market Share(2)
Coinbase	387,268,816	34.59%
Kraken	130,221,301	11.63%
LMAX Digital	65,848,432	5.88%
Total U.S. Dollar-ETH trading pair	583,338,549	52.10%

(1)
Effective October 4, 2022, the Reference Rate Provider removed LMAX Digital as a Constituent Exchange used to calculate the Indicative Price for ETH and added FTX.US as a Constituent Exchange, as part of its scheduled quarterly review. Effective November 10, 2022, the Reference Rate Provider removed FTX.US as a Constituent Exchange used to calculate the Indicative Price for ETH due to FTX.US’s announcement that trading on the exchange may be halted, which would impact FTX.US’s ability to reliably publish trade prices and volumes on a real-time basis through APIs, and added LMAX Digital as a Constituent Exchange, as part of its review. Effective April 4, 2023, the Reference Rate Provider removed LMAX Digital as a Constituent Exchange used to calculate the Indicative Price for ETH and added Binance.US as a Constituent Exchange, as part of its scheduled quarterly review. Effective June 16, 2023, the Reference Rate Provider removed Binance.US as a Constituent Exchange used to calculate the Indicative Price for ETH due to Binance.US’s announcement that the exchange was suspending USD deposits and withdrawals and planned to delist its USD trading pairs, and added LMAX Digital as a Constituent Exchange as part of its review.
(2)
Market share is calculated using trading volume (in ETH) provided by the Reference Rate Provider for certain Digital Asset Exchanges, including Coinbase, Kraken and LMAX Digital, as well as certain other large U.S. dollar-denominated Digital Asset Exchanges that were not included in the Digital Asset Reference Rate as of June 30, 2023, including Bitstamp,

Binance.US (data included from April 1, 2020), Bitfinex, Bittrex (data included from July 31, 2018), Cboe Digital (data included from October 1, 2020), FTX.US (data included from July 1, 2021 through November 10, 2022), Gemini, HitBTC (data included from June 13, 2019 through March 31, 2020), OKCoin (data included from December 25, 2018 through December 31, 2022), and itBit (data included from December 27, 2018).

ADA Exchanges included in the Digital Asset Reference Rate as of June 30, 2023(1)	Volume (ADA)	Market Share(2)
Coinbase	58,967,389,000	71.39%
Kraken	9,030,276,333	10.93%
Crypto.com	517,700,826	0.63%
Total U.S. Dollar-ADA trading pair	68,515,366,159	82.95%

(1)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology. As such, the table reflects the trading volume in ADA and market share of the ADA-U.S. dollar trading pairs of each of the Digital Asset Exchanges eligible for inclusion in the Digital Asset Reference Rates from July 1, 2021 to July 5, 2022, using data reported by the Reference Rate Provider. Effective June 16, 2023, the Reference Rate Provider removed Binance.US as a Constituent Exchange used to calculate the Indicative Price for ADA due to Binance.US’s announcement that the exchange was suspending USD deposits and withdrawals and planned to delist its USD trading pairs, and added Crypto.com as a Constituent Exchange as part of its review.
(2)
Market share is calculated using trading volume (in ADA) provided by the Reference Rate Provider for certain Digital Asset Exchanges, including Coinbase, Kraken and Crypto.com, as well as certain other large U.S. dollar-denominated Digital Asset Exchanges that were not included in the Digital Asset Reference Rate as of June 30, 2023, including Binance.US, Bittrex, Bitfinex, OKCoin (data included from March 22, 2022 through December 9, 2022), and Bitstamp (data included from November 24, 2021).

SOL Exchanges included in the Digital Asset Reference Rate as of June 30, 2023(1)	Volume (SOL)	Market Share(2)
Coinbase	1,208,617,938	67.51%
Kraken	205,808,830	11.50%
LMAX Digital	4,424,795	0.25%
Total U.S. Dollar-SOL trading pair	1,418,851,563	79.26%

(1)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology. As such, the table reflects the trading volume in SOL and market share of the SOL-U.S. dollar trading pairs of each of the Digital Asset Exchanges eligible for inclusion in the Digital Asset Reference Rates from October 1, 2021 to July 5, 2022, using data reported by the Reference Rate Provider. Effective July 5, 2022, the Reference Rate Provider removed Binance.US as a Constituent Exchange used to calculate the Indicative Price for SOL and added FTX.US as a Constituent Exchange, as part of its scheduled quarterly review. Effective November 10, 2022, the Reference Rate Provider removed FTX.US as a Constituent Exchange used to calculate the Indicative Price for SOL due to FTX.US’s announcement that trading on the exchange may be halted, which would impact FTX.US’s ability to reliably publish trade prices and volumes on a real-time basis through APIs, and added Binance.US as a Constituent Exchange, as part of its review. Effective June 16, 2023, the Reference Rate Provider removed Binance.US as a Constituent Exchange used to calculate the Indicative Price for SOL due to Binance.US’s announcement that the exchange was suspending USD deposits and withdrawals and planned to delist its USD trading pairs, and added LMAX Digital as a Constituent Exchange, as part of its review.
(2)
Market share is calculated using trading volume (in SOL) provided by the Reference Rate Provider for certain Digital Asset Exchanges, including Coinbase, Kraken and LMAX Digital, as well as certain other large U.S. dollar-denominated Digital Asset Exchanges that were not included in the Digital Asset Reference Rate as of June 30, 2023, including Binance.US, Bitfinex, Crypto.com (data included from October 31, 2022), Gemini (data included from March 1, 2022), itBit (data included from November 6, 2022), OKCoin (data included from March 22, 2022 through December 8, 2022), and FTX (data included from October 1, 2021 through November 10, 2022).

MATIC Exchanges included in the Digital Asset Reference Rate as of June 30, 2023(1)	Volume (MATIC)	Market Share(2)
Coinbase	8,052,967,353	72.59%
Kraken	1,350,017,709	12.17%
Crypto.com	240,586,674	2.17%
Total U.S. Dollar-MATIC trading pair	9,643,571,736	86.93%

(1)
Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology. Effective June 16, 2023, the Reference Rate Provider removed Binance.US as a Constituent Exchange used to calculate the Indicative Price for MATIC due to Binance.US’s announcement that the exchange was suspending USD deposits and withdrawals and planned to delist its USD trading pairs, and added Crypto.com as a Constituent Exchange as part of its review.
(2)
Market share is calculated using trading volume (in MATIC) provided by the Reference Rate Provider for certain Digital Asset Exchanges, including Coinbase, Kraken and Crypto.com, as well as certain other large U.S. dollar-denominated Digital Asset Exchanges that were not included in the Digital Asset Reference Rate as of June 30, 2023, including Binance.US, Bitfinex, Bitstamp, Bittrex, Gemini, and itBit.

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

For example, based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2023, the maximum differential between the 4:00 p.m., New York time spot price of Bitcoin on any single Digital Asset Exchange included in the Digital Asset Reference Rate was 2.99% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Digital Asset Reference Rate was 2.32%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Digital Asset Reference Rate was 0.02%. Further, on any given day during the twelve months ended June 30, 2023, the maximum differential between the 4:00 p.m., New York time spot price of Ethereum on any single Digital Asset Exchange included in the Digital Asset Reference Rate was 2.73% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Digital Asset Reference Rate was 2.40%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Digital Asset Reference Rate was 0.02%. All Digital Asset Exchanges that were included in the relevant Digital Asset Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the relevant Digital Asset Reference Rate, investors may lose confidence in the Shares’ ability to track the market price of Fund Components.

Digital Asset Reference Rates

The Fund values its digital assets for operational purposes by reference to Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Each Digital Asset Reference Rate is a U.S. dollar- or BTC-denominated composite reference rate for the price of the applicable digital asset.

Since July 1, 2022, upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component is the reference rate used by the Index Provider to constitute the DLCS. Since July 1, 2022, the Digital Asset Reference Rate used by the Index Provider for each Index Component has been an Indicative Price. As such, since July 1, 2022, the Digital Asset Reference Rate for each Fund Component has been an Indicative Price. The Index Provider may also use an Index Price as the reference rate for an Index Component in the future, and if it does so, then the Manager will use an Index Price for the relevant Fund Component. The “Index Price” for a Fund Component would be determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

Prior to July 1, 2022, the Digital Asset Reference Rates used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund were an Old Indicative Price or an Index Price based on the relevant Old Indicative Price for such Fund Component and calculated in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. All references to the

Digital Asset Holdings and Digital Asset Holdings per Share of the Fund in this Annual Report for periods prior to July 1, 2022 have been calculated using such Index Prices and/or Old Indicative Prices. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund in this Annual Report for periods subsequent to July 1, 2022 have been calculated using Indicative Prices.

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

Constituent Exchange Selection

The Constituent Exchanges used to derive Digital Asset Reference Rates are selected by the Reference Rate Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient USD liquidity relative to the size of the listed assets;
•
No evidence in the past 12 months of trading restrictions on individuals or entities that would otherwise meet the exchange’s eligibility requirements to trade;
•
No evidence in the past 12 months of undisclosed restrictions on deposits or withdrawals from user accounts;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-owned ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance in the US, including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it;
•
Be a U.S.-domiciled exchange or a non-U.S. domiciled exchange that is able to service U.S. investors;
•
Offer programmatic spot trading of the trading pair; and
•
Reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

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

The Reference Rate Provider and the Manager have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Manager’s use of the Digital Asset Reference Rates that are Index Prices. The Reference Rate Provider may adjust the calculation methodology for a Digital Asset Reference Rate without notice to, or consent of, the Fund or its shareholders. The Reference Rate Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Reference Rate Provider has sole discretion over the determination of Digital Asset Reference Rates and may change the methodologies for determining the Digital Asset Reference Rates from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Digital Asset Reference Rates in the Fund’s current reports and will be notified of all other changes that the Manager considers significant in the Fund’s periodic or current reports. The Fund will determine the materiality of any changes to the Digital Asset Reference Rates on a case-by-case basis, in consultation with external counsel.

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

Since July 1, 2022, all of the Digital Asset Reference Rates have been Indicative Prices.

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

The Reference Rate Provider re-evaluates the weighting algorithm on a periodic basis, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate each Index Price is not publicly available. Still, each Index is designed to limit exposure to trading or price distortion of any individual Digital

Asset Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Exchanges.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate an Index Price for a digital asset. The Constituent Exchanges for the Index Price of the digital asset are Coinbase, Kraken, LMAX Digital and Bitstamp. The Index Price algorithm, as described above, accounts for manipulation at the outset by only including data from executed trades on Constituent Exchanges that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Exchanges on the Index Price as follows:

•
Volume Weighting: Each Constituent Exchange will be weighted to appropriately reflect the trading volume share of the Constituent Exchange relative to all the Constituent Exchanges during this same period. For example, an average hourly weighting of 67.06%, 11.88%, 14.57% and 6.49% for Coinbase, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Exchange’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Exchange represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Exchanges included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Exchange at the 3-minute mark and continue to do so over a 7-minute period until its influence was effectively zero, 10 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Exchange, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Exchanges included in the Index. Due to the period of inactivity, it would re-weight the Constituent Exchange activity to a weight lower than its original weighting—for example, to 12%.
•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each exchange versus the cohort of exchanges. The further the price at a constituent exchange is from the mean price of the cohort, the less influence that exchange’s price will have on the algorithm that produces the Index Price, as the exchange data is discretely weighted in proportion to their variance from the rest of the exchanges on a per-second basis and there is no minimum threshold the variance must meet for this adjustment to take place. For example, assume that for a one-hour period, the digital asset’s execution prices on one Constituent Exchange were trading more than 7% higher than the average execution prices on another Constituent Exchange. The algorithm will automatically detect the anomaly (price variance) and reduce that specific Constituent Exchange’s weighting during that one-hour period, ensuring a reliable spot reference price that is unaffected by the localized event and that is reflective of broader market activity.

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

If after such contact such Digital Asset Reference Rate remains unavailable or the Manager continues to believe in good faith that such Digital Asset Reference Rate does not reflect an accurate price for the relevant digital asset, the Manager uses the following cascading set of rules to calculate the Digital Asset Reference Rates for that Fund Component. For the avoidance of doubt, the Manager will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

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

Forms of Attack Against Digital Asset Networks

All networked systems are vulnerable to various kinds of attacks. As with any computer network, Digital Asset Networks contain certain flaws. For example, each Digital Asset Network of the Fund Components is vulnerable to a “51% attack” where, if a mining pool or validator or group of validators acting in concert were to gain control of more than 50% of the hash rate for the applicable digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate such digital asset’s blockchain. Any future attacks on the Digital Asset Networks underlying the digital assets held by the Fund could negatively impact the perceptions of the relevant Digital Asset Networks, the value of the fund components, and the value of the Shares.

In addition, many Digital Asset Networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of digital assets. Any similar attacks on a Digital Asset Network underlying a Fund Component that impacts the ability to transfer such Fund Component could have a material adverse effect on the price of such Fund Component and the value of the Shares.

Market Participants

Miners and Proof-of-Work

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

Validators and Proof-of-Stake

Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins.

A validator is a node on a proof of stake blockchain that is responsible for securing the network, storing the history of transactions and confirming the validity of new transactions added to the next block in the chain. On the Ethereum network, a validator must stake 32 ETH in order to participate in maintaining the network. When a validator confirms a transaction, the validator receives a fee, sometimes referred to as a block reward. Validators range from digital asset enthusiasts to professional operations that design and build dedicated machines and data centers. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees.

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

Retail Sector

The retail sector includes users transacting in direct peer-to-peer digital asset transactions through the direct sending of the digital assets over Digital Asset Networks. The retail sector also includes transactions in which consumers pay for goods or services with digital assets through direct transactions or third-party service providers such as BitPay, Coinbase and GoCoin, although the use of digital assets as a means of payment is still developing.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of digital assets. Coinbase, Crypto.com, Kraken and LMAX Digital are some of the largest Digital Asset Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Fund, is a digital asset custodian that provides custodial accounts that store digital assets for users. As a Digital Asset Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for Digital Asset Networks.

Competition

As of June 30, 2023, more than 26,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While digital assets, including the Fund Components, have enjoyed some success in their limited history, the aggregate value of outstanding Fund Components, excluding Bitcoin, is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. Some industry groups are also creating private, permissioned blockchain versions of digital assets. For example, J.P. Morgan and others are developing an open source platform called Quorum, which is described as a version of Ethereum designed for use by the financial services industry. Similar events may occur with other digital assets that are Fund Components.

Not a Regulated Commodity Pool

The Fund will not trade, buy, sell or hold digital asset derivatives, including digital asset futures contracts, on any futures exchange. The Fund is authorized solely to take immediate delivery of actual digital assets or cash. The Manager does not believe the Fund’s activities are required to be regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended (“CEA”), as a “commodity pool” under current law, regulation and interpretation. The Fund will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold digital asset derivatives, including digital asset futures contracts, on any futures exchange. Investors in the Fund will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Fund’s activities. In addition, investors in the Fund will not benefit from the protections afforded to investors in digital asset futures contracts on regulated futures exchanges.

Government Oversight

The SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings are subject to securities regulations. In particular, in June 2023, the SEC brought charges against Binance and Coinbase, respectively, for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including SOL, ADA and MATIC, which are currently Fund Components held by the Fund representing approximately 3% of the Fund’s Digital Asset Holdings as of June 30, 2023. These proceedings have had a material adverse effect on the digital asset industry as a whole and on the price of the Fund Components, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Fund to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity. Ongoing and future regulatory actions, including assertions that other digital assets held by the Fund now or in the future are securities, could have similar effects.

In addition, as digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. At the same time, the chair has also stated that the SEC has authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against digital asset exchanges during the first half of 2023. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies.

The SEC has also recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

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
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to be formally approved by the European Union’s member states in 2023 and come into effect in 2024.

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

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.”

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

The Authority has a discretionary power to impose substantial administrative fines upon the Fund in connection with any breaches by the Fund of prescribed provisions of the Anti-Money Laundering Regulations (As Revised) of the Cayman Islands, as amended and revised from time to time, and upon any manager or officer of the Fund who either consented to or connived in the breach, or to whose neglect the breach is proved to be attributable. To the extent any such administrative fine is payable by the Fund, the Fund will bear the costs of such fine and any associated proceedings.

If any person in the Cayman Islands knows or suspects or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering or is involved with terrorism or terrorist financing and property and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the Proceeds of Crime Act (As Revised) of the Cayman Islands if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA pursuant to the Terrorism Act (As Revised) of the Cayman Islands if the disclosure relates to involvement with terrorism or terrorist financing and property. Such a report shall not be treated as a breach of confidence or of any restriction upon the disclosure of information imposed by any enactment or otherwise.

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

Accordingly, the Fund will require the subscriber to represent and warrant, on a continuing basis, that it is not, and that to the best of its knowledge or belief its beneficial owners, controllers or authorized persons (“Related Persons”) (if any) are not; (i) named on any list of sanctioned entities or individuals maintained by the US Treasury Department’s Office of Foreign Assets Control (“OFAC”) or the United Nations or pursuant to European Union (“EU”) and/or United Kingdom (“UK”) Regulations (as the latter are extended to the Cayman Islands by Statutory Instrument) and/or Cayman Islands legislation; (ii) operationally based or domiciled in a country or territory in relation to which sanctions imposed by the United Nations, OFAC, the EU, the UK and/or the Cayman Islands apply; or (iii) otherwise subject to sanctions imposed by the United Nations, OFAC, the EU or the UK (including as the latter are extended to the Cayman Islands by Statutory Instrument) or the Cayman Islands (collectively, a “Sanctions Subject”).

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

The Fund operates pursuant to the LLC Agreement. The Shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund, with such relative rights and terms as set out in the LLC Agreement. In general, the Fund holds Fund Components, Forked Assets and cash in U.S. dollars and is expected from time to time to issue Baskets in exchange for contributions of Fund Components and cash and, subject to the Fund’s obtaining regulatory approval from the SEC to operate an ongoing redemption program and registering with the Authority (to the extent required) and the consent of the Manager, to distribute Fund Components and cash in connection with redemptions of Baskets.

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

Although the redemption of Shares is provided for in the LLC Agreement, the redemption of Shares is not currently permitted and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program for the Fund, the Shares will be redeemable in accordance with the provisions of the LLC Agreement and the Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the value of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund Components, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value, which at times has been substantial.

Initially, each Share represented approximately 0.0005 BTC, 0.0030 ETH, 1.1941 XRP, 0.0005 BCH and 0.0017 LTC. As of June 30, 2023, each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.7055 of one ADA, 0.0078 of one SOL, and 0.1844 of one MATIC. The number of Fund Components required to create or, if permitted, to redeem a Basket is expected to gradually decrease over time due to the transfer or sale of the Fund’s Fund Components to pay the Manager’s Fee and any Additional Fund Expenses. The Shares are restricted shares and Authorized Participants may sell the Shares they purchase from the Fund to other investors only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share” The Manager will determine the Fund’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Manager will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings of the Fund divided by the number of outstanding Shares. Each business day, the Manager will publish the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share on the Fund’s website, www.grayscale.com/products/grayscale-digital-large-cap-fund/, as soon as practicable after the Fund’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Manager. See “—Valuation of Digital Assets and Determination of Digital Asset Holdings.”

Pricing information is available on a 24-hour basis from various financial information service providers or digital asset information sites such as CoinMarketCap.com. The spot prices and bid/ask spreads for several digital assets may also generally available directly from Digital Asset Exchanges, such as Coinbase, Crypto.com, Kraken, and LMAX Digital.

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

The Manager is generally responsible for the day-to-day administration of the Fund under the provisions of the LLC Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Fund to investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the Digital Asset Holdings and the Digital Asset Holdings per Share of the Fund each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Fund’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Fund’s digital assets, cash and/or Forked Assets, as needed to pay the Manager’s Fee and any Additional Fund Expenses, (vi) upon dissolution of the Fund, distributing the Fund’s remaining digital assets (including Fund Components and/or Forked Assets) or the cash proceeds of the sale of digital assets, as well as any of the cash held by the Fund at such time, to the owners of record of the Shares and (vii) establishing the principal market for each Fund Component of the Fund for GAAP purposes. In addition, if there is a fork in the network of any Fund Component held by the Fund, the Manager will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such Fund Component and should therefore be considered the appropriate network for such Fund Component for the Fund’s purposes.

The Manager does not store, hold, or maintain custody or control of the Fund’s digital assets but instead has entered into the Custodian Agreement with the Custodian to facilitate the security of the Fund’s digital assets.

The Manager’s Fee is paid by the Fund to the Manager as compensation for services performed under the LLC Agreement and as partial consideration for the Manager’s agreement to pay the Manager-paid Expenses. See “—Expenses; Sales of Digital Assets.”

The Manager has sole discretion to replace the DLCS with a different Large Cap index and sole discretion to replace the Index Provider with a different Large Cap index provider, and may replace either the DLCS or the Index Provider from time to time. In addition, the Manager may, in its sole discretion, select a different reference rate provider, select a different reference rate provided by the Reference Rate Provider, subject to the Manager’s obligations under the Index License Agreement, or calculate the Digital Asset Reference Rates by using the cascading set of rules set forth under “—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable” above, or change the cascading set of rules set forth above at any time.

Distribution and Marketing Agreement

Effective October 3, 2022, the Manager has entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities, LLC, a Delaware limited liability company (“Grayscale Securities”), a wholly owned subsidiary of the Manager and an affiliate and related party of the Fund, to assist the Manager in distributing the Shares, developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website, and executing a marketing plan for the Fund.

Index License Agreement

The Reference Rate Provider and the Manager have entered into the Index License Agreement, governing the Manager’s use of various indices for calculation of the Digital Asset Reference Rates that are Index Prices. The Reference Rate Provider may adjust the calculation methodology for a Digital Asset Reference Rate without notice to, or consent of, the Fund or its shareholders. Under the Index License Agreement, the Manager pays a monthly fee and a fee based on the Digital Asset Holdings of the Fund to the Reference Rate Provider in consideration of its license to the Manager of Digital Asset Reference Rate-related intellectual property. The initial term of the Index License Agreement was from February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Manager and the Reference Rate Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

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

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Manager and (iii) own a digital asset wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s designated representative engaged to source digital assets on behalf of the Authorized Participant (each such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Manager. Prior to October 3, 2022, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Manager and the Fund.

Effective October 3, 2022, the Manager entered into a Participant Agreement with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Fund, and terminated its participant agreement with Genesis, dated January 11, 2019, among the Manager, the Fund and Genesis, which provided the procedures for the creation of Shares. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Fund, but serves as a Liquidity Provider to Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities is the only acting Authorized Participant, and has engaged Genesis as a Liquidity Provider. The Manager intends to engage additional Authorized Participants who are unaffiliated with the Fund in the future.

No Authorized Participant has any obligation or responsibility to the Manager or the Fund to effect any sale or resale of Shares.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Fund’s custodian under the LLC Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Manager’s principal office identified herein.

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

The Distributor and Marketer

Prior to October 3, 2022, Genesis was the distributor and marketer of the Shares. Since October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares, and Genesis ceased acting as the distributor and marketer of the Shares of the Fund. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Grayscale Securities assists the Manager in developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website; and executing the marketing plan for the Fund. Grayscale Securities is an affiliate of the Manager.

The Manager has entered into a Distribution and Marketing Agreement with Grayscale Securities. The Manager may engage additional or successor distributors and marketers in the future.

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

Creation of Shares

The Fund creates Shares at such times and for such periods as determined by the Manager, but only in one or more whole Baskets. A Basket equals 100 Shares. See “Description of Creation of Shares.” The creation of a Basket requires the delivery to the Fund of the number of Fund Components represented by one Share immediately prior to such creation multiplied by 100. The Fund may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Fund is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC, approval by the Manager in its sole discretion and registration, to the extent required, with the Authority under the laws and regulations of the Cayman Islands after making such modifications to the LLC Agreement as may be necessary to effect such registration, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the LLC Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Shares may trade at a price that is at, above or below the Fund’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market” and “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The restrictions on transfer and redemption may result in losses on an investment in the Shares.”

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

The Fund Documents also provide procedures for the redemption of Shares. However, the Fund does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act. The Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Authority and be regulated as a mutual fund under the Mutual Funds Act (As Revised) of the Cayman Islands.

The Fund will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Fund will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Fund, or the distribution by the Fund, of the number of whole and fractional tokens of each Fund Component represented by each Basket being created plus cash representing the Forked Asset Portion, if any, and the Cash Portion, if any. The number of tokens of each Fund Component required to be delivered in connection with a Basket is calculated by dividing the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting all accrued but unpaid Fund Component Fee Amounts for such Fund Component and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (in each case, determined using the applicable Digital Asset Reference Rate), by the number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100. We refer to the number of tokens of each Fund Component so obtained as the “Fund Component Basket Amount.” If the Fund holds any Forked Assets that can be reasonably valued in the sole discretion of the Manager, each Basket created will also require the delivery of an amount of cash determined by dividing the aggregate U.S. dollar value of all of such Forked Assets by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)) and multiplying the quotient so obtained by 100 (such product, the “Forked Asset Portion”). If the Fund holds any cash in U.S. dollars or other fiat currency, each Basket created will also require the delivery of an amount of U.S. dollars or other fiat currency (as converted into U.S. dollars at the applicable exchange rate as of 4:00 p.m., New York time, on each business day) determined by dividing the amount of cash held by the Fund by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Cash Portion”). The Manager will generally consider it possible to assign a reasonable value to a Forked Asset if such Forked Asset is traded on at least one exchange meeting the guidelines of the Reference Rate Provider. We refer to the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund, the Forked Asset Portion, if any, and the Cash Portion, if any, as the “Basket Amount.”

All questions as to the calculation of the Basket Amount will be conclusively determined by the Manager and will be final and binding on all persons interested in the Fund. The Basket Amount multiplied by the number of Baskets being created or redeemed is the “Total Basket Amount.” Except as otherwise affected by a rebalancing of the Fund’s portfolio, the number of Fund Components represented by a Share is generally expected to gradually decrease over time as the Fund Components are used to pay the Fund’s expenses. Information regarding the Fund’s Fund Components per Share is posted to the Fund’s website daily at www.grayscale.com/products/grayscale-digital-large-cap-fund/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) enter into a Participant Agreement with the Manager and (ii) own digital asset wallet addresses and bank accounts that are recognized by the Manager and the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”).

An investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount to the Authorized Participant. At this time, subscription amounts may be paid only in cash. After an Investor wires its cash, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, purchases digital assets in the Digital Asset Markets or, to the extent the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, already holds the applicable digital assets, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, may contribute such digital assets to the Fund. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next business day’s Digital Asset Holdings and the risk of any price volatility in the digital assets during this time will be borne by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant.

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

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Fund by placing a creation order with the Manager no later than 4:00 p.m., New York time, which the Manager will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from a digital wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, to the Fund Accounts.

All creation orders are accepted (or rejected) by the Manager on the business day on which the relevant creation order is placed. If a creation order is accepted, the Manager will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, must transfer the Total Basket Amount to the Fund no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of the Fund Components and U.S. dollars transferred by the Authorized Participant will be borne solely by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, until such Fund Components and U.S. dollars have been received by the Fund.

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

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Manager or its delegates make it for all practical purposes not feasible to process such creation orders. The Manager may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount, in the case of creations, or the Baskets to be redeemed, if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the deposit of the Total Basket Amount, comes from accounts other than a digital wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Manager or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

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

Valuation of Digital Assets and Determination of Digital Asset Holdings

The Manager will evaluate the digital assets held by the Fund and determine the Digital Asset Holdings of the Fund in accordance with the relevant provisions of the Fund Documents. The following is a description of the material terms of the Fund Documents as they relate to valuation of the Fund’s digital assets and the Digital Asset Holdings calculations, which is calculated using non-GAAP methodology and is not used in the Fund’s financial statements.

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

3.
Add the aggregate U.S. dollar value of each Forked Asset then held by the Fund calculated by reference to a reputable Digital Asset Exchange as determined by the Manager or, if possible, a Digital Asset Reference Rate;
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

Dispositions of Fund Components and Forked Assets

The Fund will pay the Manager’s Fee to the Manager in Fund Components held by the Fund, in cash or in Forked Assets. In addition, the Fund will sell Fund Components to raise the funds needed for the payment of any Additional Fund Expenses or will pay Additional Fund Expenses in Fund Components held by the Fund, cash or Forked Assets. Fund Components, as well as the value of any cash or Forked Assets held by the Fund, will be the Fund’s sole source of funds to cover the Manager’s Fee and any Additional Fund Expenses. To cause the Fund to pay the Manager’s Fee, the Manager shall, instructing the Custodian as necessary, withdraw from the relevant Digital Asset Account the number of tokens of each Fund Component equal to the Fund Component Fee Amount for such Fund Component and transfer such tokens of all Fund Components to the Manager’s account at such times as the Manager determines in its absolute discretion. To cause the Fund to pay the Additional Fund Expenses, if any, the Manager or its delegates shall, instructing the Custodian as necessary, (i) withdraw from the Digital Asset Accounts Fund Components in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. Dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components in kind to the Manager in satisfaction of such Additional Fund Expenses.

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

Discretion of the Manager, Index Provider and Reference Rate Provider

The Manager has sole discretion to replace the DLCS with a different Large Cap index and sole discretion to replace the Index Provider with a different Large Cap index provider, and may replace either the DLCS or the Index Provider from time to time. The Index Provider has sole discretion over the DLCS Methodology and may change it from time to time. The current DLCS Methodology and current Index Components are available at the Index Provider’s public website, at www.coindesk.com/indices/dlcs/. The Reference Rate Provider has sole discretion over the determination of Digital Asset Reference Rates and may change the methodologies for determining the Digital Asset Reference Rates from time to time.

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

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number Shares owned by such shareholders by the total number of Shares outstanding. Shareholders may determine the total number of Shares outstanding by reviewing the Fund’s annual filings on Form 10-K, quarterly filings on Form 10-Q and current reports on Form 8-K reporting sales of unregistered securities pursuant to Item 3.02 thereof, or by requesting the number of Shares outstanding at any time from the Manager pursuant to Sections 7.2 and 8.1 of the LLC Agreement.

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

Termination of the Fund

The Fund will dissolve if any of the following events occur:

•
a Cayman Islands or U.S. federal or state regulator requires the Fund to shut down or forces the Fund to liquidate its digital assets or seizes, impounds or otherwise restricts access to Fund assets; or
•
the filing of a certificate of dissolution or revocation of the Manager’s charter (and the expiration of 90 days after the date of notice to the Manager of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Manager has occurred unless (i) at the time there is at least one remaining Manager and that remaining Manager carries on the Fund or (ii) within 90 days of notice of any such event shareholders holding at least a majority (over 50%) of Shares agree in writing to resume and continue the activities of the Fund and to select, effective immediately, one or more successor Managers.

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
•
the Fund is required to obtain a license or make a registration under any U.S. state law regulating money transmitters, money services business, providers of prepaid or stored value, virtual currency business or similar entities;
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

The Manager may determine that it is desirable or advisable to discontinue the affairs of the Fund for a variety of reasons. For example, the Manager may terminate the Fund if a federal court upholds an allegation that some or all of the digital assets held by such Fund are securities under the federal securities laws.

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

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Fund’s behalf, and the digital assets in the Digital Asset Accounts are considered fiduciary assets that remain the Fund’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the digital assets held in the Digital Asset Accounts, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as assets on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custody Agreement also contains an agreement by the parties to treat the digital assets credited to the Fund’s Digital Asset Accounts as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Fund relies on third party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose a challenge to the safekeeping of the Fund’s digital assets and to the operations of the Fund.”

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

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Fund and the Manager as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Fund’s and Manager’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Accounts if the Fund or Manager taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement, or if the Custodian is required to do so by a subpoena, court order, or other binding government order.

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

Subject to any legal and regulatory requirements, in order to support the Fund’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to digital assets accounts owned by any Authorized Participant, or its Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Fund and Manager to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a digital asset address for deposits by Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, and to initiate withdrawals to digital asset addresses controlled by Authorized Participants, or their Liquidity Providers.

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

The Fund and the Manager obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Fund, the Manager and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existence balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Fund may transfer a portion of its digital assets from one public key to another public key of the Fund.

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

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the rules of the Code relating to foreign currency and (iii) may be held as a capital asset. The IRS subsequently has released two revenue rulings (the “Rulings”) and a set of “Frequently Asked Questions” (the “FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income, guidance with respect to the timing of recognition of Staking rewards and guidance with respect to the determination of the tax basis of digital assets. However, the Notice, the Rulings and the FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, although the Notice contemplates that rewards earned from “mining” will constitute taxable income, and one of the Rulings concludes that rewards from Staking similaryly will constitute current taxable income, there is no guidance directly addressing amounts received in connection with digital assets lending activities, including with respect to whether and when engaging in Staking or digital asset lending might rise to the level of a trade or business. Similarly, there is no guidance addressing whether Staking activities might rise to the level of a trade or business. It is likely, however, that the IRS would assert that lending digital assets gives rise to current, ordinary income. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital asset may be adverse to the Fund. For example, ownership of a digital asset could be treated as ownership in an entity, in which case the consequences of ownership of that digital asset would depend on the type and place of organization of the deemed entity. Moreover, although the FAQs and one of the Rulings address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Rulings and the FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Rulings and the FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Rulings and the FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for investors in the Fund and could have an adverse effect on the value of digital assets. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital assets that are not within the scope of the Notice.

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

The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“effectively connected income”). There can, however, be no complete assurance in this regard. In particular, there is no guidance directly addressing the U.S. federal income taxation of lending digital assets or with respect to whether and when engaging in Staking or digital asset lending might rise to the level of a trade or business. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business). If the Fund were treated as engaged in a trade or business in the United States during any taxable year, it would be required to file a U.S. federal income tax return for that year, regardless of whether it recognized any effectively connected income. If the Fund did not file U.S. federal income tax returns and were later determined to have engaged in a U.S. trade or business, it would generally not be entitled to offset its effectively connected income and gains against its effectively connected losses and deductions (and, therefore, would be taxable on its gross, rather than net, effectively connected income). If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

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

PFIC Rules

It is not clear whether the Fund is a PFIC for U.S. federal income tax purposes, and the guidance in the Rulings and the FAQs has increased the uncertainty in this regard. However, because it is possible that the Fund is a PFIC, the Fund will provide to each U.S. Investor, and to any other shareholder upon request, PFIC Annual Information Statements that will include the required information and representations to permit such U.S. Investor (or any direct or indirect beneficial owner of an interest in such investor) to make a “qualified electing fund” election (a “QEF Election”) with respect to the Fund. Each U.S. Investor should consult its tax adviser as to whether it should make a QEF Election. Assuming that the Fund is a PFIC, failure to make a QEF Election with respect to an investment in the Fund could result in materially adverse tax consequences to a U.S. Investor, as described below.

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

The Manager believes that, in general, gains and losses recognized by the Fund from the sale or other disposition of digital assets will be treated as capital gains or losses pursuant to the Notice. The Fund may sell digital assets for U.S. dollars or other fiat currency in connection with rebalancings, in order to divest itself of Forked Assets or to pay Additional Fund Expenses and in connection with its liquidation. In addition, the Fund’s payment of the Manager’s Fee or any Additional Fund Expenses through a transfer of digital assets, and any distribution of Forked Assets to the shareholders (or to an agent of the shareholders), will be treated for U.S. federal income tax purposes as a sale of the relevant digital assets for their fair market value on the date of such transfer or distribution, except that solely in the case of a distribution to the shareholders (or their agent), the Fund will not recognize any loss realized by it on such deemed sale. As noted above, the IRS has taken the position in the FAQs and one of the Rulings that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the FAQs and that Ruling that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. In addition, any gain or loss the Fund recognizes on a disposition of a fiat currency other than the U.S. dollar will generally be treated as ordinary income or loss.

As discussed above, there is uncertainty with respect to many significant aspects of the U.S. federal income tax treatment of digital assets, including the timing and character of income earned as a result of lending activities. If the IRS successfully challenges the Fund’s determination of its income, the Fund may be required to issue revised PFIC Annual Information Statements for prior taxable years, and U.S. Investors may be required to amend their tax returns for those years.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE MANAGER OR ANY OTHER PARTY RELATED TO THE FUND THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN, PLANS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN, OR PLANS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN SHOULD CONSULT WITH HIS OR HER OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE FUND, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

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

•
extreme volatility of trading prices that many digital assets, including the Fund Components, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Share and the Shares could lose all or substantially all of their value;
•
the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
the value of the Shares is dependent on the acceptance of digital assets, which represent a new and rapidly evolving industry;
•
digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets;
•
recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
a temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the value of the Shares relates directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations;
•
the limited history of the Digital Asset Reference Rate;
•
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
•
shareholders may suffer a loss on their investment if the Shares trade above or below the Fund’s Digital Asset Holdings per Share;
•
the SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund;
•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares;
•
changes in the policies of the SEC could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
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
•
the Fund may be required to disclose information, including information relating to investors, to regulators;
•
conflicts of interest may arise among the Manager or its affiliates and the Fund;
•
the Manager’s services may be discontinued, which could be detrimental to the Fund;
•
if the Custodian resigns or is removed by the Manager or otherwise, without replacement, it could trigger early termination of the Fund; and
•
the Fund relies on third party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose a challenge to the safekeeping of the Fund’s digital asset holdings and to the operations of the Fund.

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

The trading prices of many digital assets, including those held by the Fund, have experienced extreme volatility in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022, when FTX halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices have continued to fluctuate widely to date in 2023.

Extreme volatility in the future, including further declines in the trading prices of the Fund Components, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the prices of the Fund Components and other digital assets, including a depreciation in value. The Fund is not actively managed and it will not take any actions to take advantage, or mitigate, the impacts of volatility in the prices of the Fund Components. For additional information that quantifies the volatility of the Fund Component prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Fund Component Prices.”

Digital assets were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets were only introduced within the past two decades, and some of the Fund Components were developed even more recently, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners, or validators, and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

•
For Fund Components that operate on a proof-of-work model, digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.
•
Digital Asset Networks are dependent upon the internet. A disruption of the internet or a Digital Asset Network, would affect the ability to transfer digital assets, and, consequently, their value.
•
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users, validators or miners in a Digital Asset Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
•
Software upgrades and other changes to the protocols of digital assets may not be successful. For example, the Ethereum network is in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as Ethereum 2.0 and some of which were implemented during 2022, such as the Merge. These upgrades will result in new iterations of the Ethereum network. Many of the contemplated upgrades the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, previously successful upgrades do not guarantee that future upgrades will be successful, and any failure to properly implement future changes could have a material adverse effect on the value of ETH and the value of the Shares. One prospective upgrade is known as the “Shanghai” upgrade, which would allow users to unstake their ETH and remove it from the relevant smart contract. As a result, it is possible that significant volumes of currently locked and illiquid ETH becomes unlocked and sold, which could have a material adverse effect on the value of ETH and the value of the Shares.
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
•
The open-source nature of many Digital Asset Network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular Digital Asset Network. If a Digital Asset Network does not successfully develop its policies on supply and issuance, or does so in a manner that is not attractive to network participants, there may not be sufficient network level support for such network, which could lead to a decline in the support and price of such Digital Asset.

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

The first digital asset, Bitcoin, was launched in 2009. Ethereum launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, Digital Asset Networks and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Bitcoin, ETH and a limited number of digital assets are only selectively accepted by retail and commercial outlets, and use of digital assets by consumers remains limited. Banks and other established financial institutions may refuse to process funds for digital asset transactions; process wire transfers to or from Digital Asset Exchanges, digital asset related companies or service providers; or maintain accounts for persons or entities transacting in digital assets. As a result, the prices of digital assets are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept digital assets in the future. While the use of some digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, other digital assets generally have not yet been accepted in the same manner due to their infancy and/or because they may have a slightly different purpose than Bitcoin.
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
•
Certain privacy-preserving features have been or are expected to be introduced to a number of Digital Asset Networks. If there is a concern that any such privacy-preserving features introduced to the Digital Asset Networks of the digital assets held by the Fund interfere with the performance of anti-money laundering duties and economic sanctions checks, exchanges or businesses that facilitate transactions in digital assets on these networks may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and miners, or validators, may otherwise switch to or adopt certain digital assets at the expense of their engagement with other Digital Asset Networks, which may negatively impact those networks.

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of digital assets that deploy smart contracts.

Smart contracts are programs that run on a blockchain that execute automatically when certain conditions are met. Several of the Fund Components are digital assets native to smart contract platforms. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of Ethereum from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain developers and core contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of Ethereum dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of Ethereum being indefinitely frozen in an account.

Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Initial problems and continued problems with the development, design and deployment of smart contracts may have an adverse effect on the value of networks built on smart contract platforms or other digital assets that rely on smart contract technology, including digital assets held by the Fund and the value of the Shares.

Layer 2 solutions underlying certain of the Fund Components were only recently conceived and may not function on their underlying, base-layer smart contract platforms as intended which could have an adverse impact on the value of the Fund Components and an investment in the Shares.

So-called “Layer 2” solutions are protocols built on top of an underlying smart contract platform blockchain, and intended to provide scalability to the underlying blockchain by increasing transaction efficiency. For example, Polygon is a smart contract platform protocol built on top of the Ethereum blockchain; it is intended to provide scalability to Ethereum by allowing users to transact on a variety of blockchains deployed on the Ethereum network. Under this model, Ethereum functions as the base layer, or “Layer 1” blockchain. The Polygon protocol offers developers sidechain, roll-ups and other Layer 2 solutions which can be tailored to an individual developer’s intended use case. Such solutions are intended to improve upon the transaction speed, cost and efficiency of transactions on their respective Layer 1. However, Layer 2 solutions have only been recently developed and may not function as intended.

For example, smart contracts deployed on one Layer 2 solution may not be interoperable with smart contracts deployed on other Layer 2 solutions. In particular, the advent of Layer 2 solutions presents the possibility of fracturing liquidity of DeFi dApps on a smart contract platform’s mainchain by splitting such liquidity among multiple, non-interoperable Layer 2 solutions, which could limit their use case or reduce efficiency. Layer 2 solutions also rely, to various degrees, on the functionality of the underlying Layer 1 blockchain. It is possible that a disruption on the Ethereum blockchain, for example, could have a material adverse effect on the functioning of the Polygon network and the value of the Fund Components and an investment in the shares.

ERC-20 tokens rely on the ERC-20 standard and the Ethereum blockchain to function and any adverse impact on the ERC-20 standard and/or the Ethereum blockchain could have an adverse impact on the value of certain digital assets held by the Fund and the value of the Shares.

Certain Fund Components, including MATIC, were created using Ethereum Request for Comment 20 (“ERC-20”), a type of smart contract protocol standard on the Ethereum blockchain that allows users to create new digital assets. ERC-20 tokens are distinct from Ethereum because they can have their own unique set of features. However, because ERC-20 tokens are created on the Ethereum blockchain, they rely on the Ethereum blockchain for key functionalities such as storage, transfer and usage. As a result, vulnerabilities or attacks on the ERC-20 standard and/or the Ethereum blockchain more generally can cause vulnerabilities or attacks on ERC-20 tokens such as MATIC. For example, in February 2018, a vulnerability in the transfer of ERC-20 tokens was discovered that led to the loss of certain ERC-20 tokens, such as EOS, QTUM and Golem. In addition, in April 2018, many digital asset exchanges halted trading of all ERC-20 tokens because of newly discovered vulnerabilities in the ERC-20 standard. Any future similar adverse impacts on the ERC-20 standard and/or the Ethereum blockchain could have an adverse impact on the value of ERC-20 tokens such as MATIC and/or the digital assets held by the Fund, which could in turn have an adverse impact on the value of an investment in the Shares.

Changes in the governance of a Digital Asset Network may not receive sufficient support from users, miners, or validators, which may negatively affect that Digital Asset Network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin and Ethereum networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized Digital Asset Network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. The governance of certain tokens, including certain of the Fund Components, is managed more formally by token holders. Under these protocols, a dispersed group of individuals, rather than a single, centralized actor, are able to control network governance decisions. To the extent that a significant majority of users, validators and/or miners adopt amendments to a Digital Asset Network, such Digital Asset Network will be subject to new protocols that may adversely affect the value of the digital asset. If a significant majority of users, miners, or validators were to adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

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

As corresponding increases in throughput lag behind growth in the use of Digital Asset Networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2020, Bitcoin transaction fees have increased from $0.28 per Bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of June 30, 2023, Bitcoin transaction fees stood at $2.38 per Bitcoin transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for digital assets (e.g., micropayments), and could reduce demand for, and the price of, digital assets, which could adversely impact the value of the Shares.

Moreover, the smart contract platform protocols underlying some of the Fund Components were only recently conceived and the technologies underlying the protocols may not function as intended, which could have an adverse impact on the value of the Fund Components and an investment in the Shares. Smart contract platforms in particular rely on innovative scaling solutions designed to increase the efficiency of processing smart contract transactions. For example, the Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper, and introduced Proof-of-History transaction ordering, which is intended to improve the Proof-of-Stake consensus mechanism. PoH is intended to provide a transaction processing speed and capacity advantage over other PoS networks, like Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

This and similar scaling solutions are new technologies that are not widely used, and may not function as intended. For example, each may require more specialized equipment to participate in a network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying these technologies including flaws that affect functionality of the networks or make such network vulnerable to attack. For example, on September 14, 2021, the Solana network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. The Solana network has also experienced significant disruptions throughout 2022—for example, in January, April, May and June. Similarly, in December 2021 the Polygon genesis contract was exploited and 801,601 MATIC tokens were stolen. The vulnerability was quickly fixed by the developers of Polygon to mitigate damage. The Polygon team absorbed the cost of the lost MATIC tokens and the network suffered no downtime. Had it not been resolved, the vulnerability would have allowed an attacker to steal over 92% of the total MATIC supply.

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

Digital Asset Networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital Asset Networks are often developed by a diverse set of contributors and the perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to a Digital Asset Network is perceived as no longer contributing to such Digital Asset Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of such Fund Component, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of any one digital asset could have an adverse effect on the market price of such digital asset.

Many digital assets have concentrated ownership. For example, as of June 30, 2023 the largest 100 BTC wallets held approximately 15% of the BTC in circulation, the largest 100 ETH wallets held approximately 45% of the ETH in circulation, the largest 100 ADA wallets held approximately 27% of the ADA in circulation, the largest 100 SOL wallets held approximately 33% of the SOL in circulation, and the largest 100 MATIC wallets held approximately 92% of the MATIC in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of digital assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of certain digital assets with highly concentrated ownership.

If the digital asset awards and transaction fees for recording transactions on the Digital Asset Network underlying a Fund Component are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners and validators may cease expanding processing power or demand high transaction fees, which could negatively impact the value of the Fund Components and the value of the Shares.

If the digital asset awards or the transaction fees for recording transactions on the Digital Asset Network of a Fund Component are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners and validators may cease expending processing power to mine blocks and confirmations of transactions on the digital asset’s blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining and validating operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining and validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining or validating operations are not sufficiently high, including due to an increase in electricity costs or a decrease in transaction fees, digital asset miners and validators are more likely to immediately sell tokens earned by mining or validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
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

If a malicious actor or botnet obtains control of more than 50% of the processing or validating power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain of such digital asset to adversely affect the value of the Shares or the ability of the Fund to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining or validating on a particular Digital Asset Network, it may be able to alter the relevant blockchain on which transactions in that digital asset rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing or validating power on the relevant Digital Asset Network or the digital asset community did not reject the fraudulent blocks as malicious, reversing any changes made to the relevant blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the relevant Digital Asset Network.

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

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network.

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

Although there are no other known reports of control of the networks of the digital assets currently held by the Fund, it is believed that certain mining pools have collectively exceeded the 50% threshold on some Digital Asset Networks, such as the Bitcoin network. The crossing of the 50% threshold indicates a greater risk that a single mining pool or small group of mining pools could exert authority over the validation of digital asset transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority, which could allow a government or government agency to regulate a significant number of miners and achieve control over a significant amount of processing power on a Digital Asset Network. To the extent that such events occur on the network of a digital asset held by the Fund, if the network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of mining processing power of such network, the feasibility of a malicious actor obtaining control of the processing power on such network will increase, which may adversely affect the value of the Shares.

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

Many Digital Asset Networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users, validators and miners of the digital asset adopt the modification. When a modification is introduced and a substantial majority of users, validators and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users, validators and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the digital asset running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. In September 2022, the Ethereum network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work”. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users, validators, or miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users, validators, or miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

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

A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users, validators, or miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users, validators, or miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

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

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating or mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or miner, or validating or mining pools’ validating or hashing power to exceed 50% of the validating or processing power of a Digital Asset Network that retained or attracted less validating or mining power, thereby making digital assets that rely on proof-of-stake, or proof-of-work, more susceptible to attack.

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

A hard fork may adversely affect the price of digital assets at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Fund would be entitled to both versions of the digital asset running in parallel, the Manager will, as permitted by the terms of the LLC Agreement, determine which version of the digital asset is generally accepted as the network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Manager will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the shares. As an illustrative example of a digital asset hard fork, on July 15, 2016, Ethereum community members voted on-chain to reverse The DAO hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016 the day after the first ETC block was mined. A clone may also adversely affect the price of a digital asset at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network with certain governance changes. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016.

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

In the event of a hard fork of the Digital Asset Network of a digital asset held by the Fund, the Manager will, as permitted by the terms of the LLC Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such Digital Asset Network, is generally accepted as the network for such digital asset and should therefore be considered the appropriate network for the Fund’s purposes. The Manager will base its determination on a variety of then relevant factors, including, but not limited to, the Manager’s beliefs regarding expectations of the core developers of such digital asset, users, services, businesses, validators or miners and other constituencies, as well as the actual continued acceptance of, validating or mining power on, and community engagement with, the network of such digital asset. There is no guarantee that the Manager will choose the digital asset that is ultimately the most valuable fork, and the Manager’s decision may adversely affect the value of the Shares as a result. The Manager may also disagree with shareholders, security vendors and the Reference Rate Provider on what is generally accepted as such digital asset going forward and should therefore be considered the digital asset going forward for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

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

Digital Asset Networks have in the past been used to facilitate illicit activities. If a Digital Asset Network of a digital asset held by the Fund was used to facilitate illicit activities, businesses that facilitate transactions in such Fund Component could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such Fund Component could be removed from digital asset exchanges. Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. If any of the Fund Components contain privacy-enhancing features, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse such Fund Component's network for such illicit purposes. Business that facilitate transactions in those Fund Components may be at increased risk of potential criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted another privacy-oriented digital asset, Zcash, and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused digital assets. Although neither exchange disclosed the reasons for such delisting, and both exchanges subsequently relisted Zcash, it is believed that they were the result of the privacy-enhancing features of the digital assets and there is a risk that digital asset exchanges could remove any Fund Components containing privacy-enhancing features in the future. Any of the aforementioned occurrences could adversely affect the price of the relevant Fund Component, the attractiveness of the respective Digital Asset Network and an investment in the Shares of the Fund.

When the Fund and the Manager, acting on behalf of the Fund, sell or deliver, as applicable, digital assets, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant, or the Liquidity Provider on behalf of an Authorized Participant, sources digital assets in connection with the creation of the Shares or facilitates transactions in digital assets at the direction of the Fund or the Manager, it directly faces its counterparty and, in all instances, the Authorized Participant and its Liquidity Provider follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by the FinCEN and further overseen by the SEC and FINRA. In addition, the Liquidity Provider is a virtual currency entity licensed by the NYDFS, which additionally subjects it to AML obligations.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider on behalf of the Authorized Participant, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department’s OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Manager, the Fund, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Manager, the Fund, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Since the fourth quarter of 2021 to date in 2023, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC, a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Fund, it is an affiliate of Genesis Global Trading, Inc., which acts as a Liquidity Provider to the Authorized Participant of the Fund, is a wholly owned subsidiary of DCG, and is an affiliate of the Fund and the Manager. The Liquidity Provider sources digital assets on behalf of the Authorized Participant in connection with the creation of Shares. As such, if Genesis Holdco’s bankruptcy, including the potential sale or transfer of the Liquidity Provider’s equity and/or assets as part of the bankruptcy negotiations, has a negative impact on the Liquidity Provider’s ability to act in such capacity, the Authorized Participant may be required to replace the Liquidity Provider, which could negatively impact the Fund’s ability to create new Shares.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Exchanges in particular, including from the DOJ, the SEC, the CFTC, the White House and Congress. For example, in June 2023, SEC brought charges against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. The SEC’s actions against Binance and Coinbase led to further volatility in digital asset prices.

These events have also led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Manager and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Fund as a result of these events could have a negative impact on the trading price of the Shares.

Further, in March 2023, the FDIC accepted Silicon Valley Bank and Signature Bank into receivership. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Following these events, a number of companies that provide digital asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Although these events did not have a material impact on the Fund or the Manager, it is possible that a future closing of a bank with which the Fund or the Manager has a financial relationship could subject the Fund or the Manager to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Fund or the Manager with bank accounts and banking services.

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

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, business failures, security failures or operational problems, which may adversely affect the value of digital assets and, consequently, the value of the Shares.

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

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on unregulated Digital Asset Exchanges were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets held by the Fund and/or negatively affect the market perception of the Fund Components.

In addition, over the past several years, some Digital Asset Exchanges have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, in February 2014, Mt. Gox, the largest Digital Asset Exchange at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following a hack that resulted in the loss of several hundred thousand Bitcoin. In the two weeks following the halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 to $578. Failure and shortcomings of large Digital Asset Exchanges have since continued; in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets, and in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. In January 2018, the Japanese Digital Asset Exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian Digital Asset Exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million. More recently, in November 2022, FTX, another of the world’s largest Digital Asset Exchanges, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. While details and events surrounding the failure continue to develop, and it is unclear what the eventual impacts of its bankruptcy will be, it appears that fraud, security failures and operational problems all played a role in FTX’s issues. Moreover, Digital Asset Exchanges have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies.

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

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and the closure or temporary shutdown of Digital Asset Exchanges due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers may reduce confidence in Digital Asset Networks and result in greater volatility in the prices of digital assets. Furthermore, the closure or temporary shutdown of a Digital Asset Exchange used in calculating any of the Digital Asset Reference Rates may result in a loss of confidence in the Fund’s ability to determine its Digital Asset Holdings on a daily basis. These potential consequences of a Digital Asset Exchange’s failure could adversely affect the value of the Shares.

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

For example, based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2023, the maximum differential between the 4:00 p.m., New York time spot price of Bitcoin on any single Digital Asset Exchange included in the Digital Asset Reference Rate was 2.99% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Digital Asset Reference Rate was 2.32%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Digital Asset Reference Rate was 0.02%. Further, on any given day during the twelve months ended June 30, 2023, the maximum differential between the 4:00 p.m., New York time spot price of Ethereum on any single Digital Asset Exchange included in the Digital Asset Reference Rate was 2.73% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Digital Asset Reference Rate was 2.40%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Digital Asset Reference Rate was 0.02%. All Digital Asset Exchanges that were included in the relevant Digital Asset Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the relevant Digital Asset Reference Rate, investors may lose confidence in the Shares’ ability to track the market price of Fund Components.

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

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940 (the “Investment Company Act”), generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew its application with the SEC filed in 2017 to list an affiliate of the Fund, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC has approved several futures-based Bitcoin ETFs, it has not approved any requests to list the shares of digital asset funds like the Fund to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. In June 2023, NYSE Arca, CBOE and The Nasdaq Stock Market again submitted several new requests to list shares of various digital asset funds. These requests remain pending with the SEC. The Manager petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order, finding that the denial of the Manager’s proposal was arbitrary and capricious. The SEC has 45 days to petition the D.C. Circuit Court for rehearing or rehearing en banc, and there is no guarantee that the court’s ruling will ultimately result in approval of NYSE Arca’s request to list Grayscale Bitcoin Trust (BTC)’s shares on NYSE Arca. Moreover, even if NYSE Arca’s request with respect to the Grayscale Bitcoin Trust (BTC) shares is approved, there is no guarantee that a similar application to list Shares of the Fund on NYSE Arca or another national securities exchange would be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security and the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin and Ethereum. As such, significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Fund, remain, and investors should not assume that approval of a spot Bitcoin exchange-traded product in the future would subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Fund. Accordingly, there is no guarantee that the Manager will be successful in listing the Shares of the Fund on NYSE Arca even once the Manager decides to do so.

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

The Fund relies on the Custodian, the Authorized Participant and other third party service providers to perform certain functions essential to managing the affairs of the Fund. In addition, the Authorized Participant relies on Liquidity Providers to source the Fund Components in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund and require the Manager to replace such service provider. Moreover, the Manager could decide to replace a service provider to the Fund, or the Authorized Participant may decide to replace a Liquidity Provider for other reasons.

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

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Fund’s Digital Asset Account as financial assets under Article 8 of the Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Fund’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Fund could be subject to the loss of all or a significant portion of its assets.

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

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share.

Shares purchased from the Fund in sales in private placements are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Fund does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Fund cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of the Fund Component to keep the value of the Shares closely linked to the relevant Digital Asset Reference Rate. As a result, the value of the Shares may not approximate the Fund’s Digital Asset Holdings per Share or meet the Fund’s investment objective, and the Shares may trade at a substantial premium over, or substantial discount to, the value of the Fund’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due in part to these factors, among others, and has historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share.

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

For example, from July 1, 2022 to June 30, 2023, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. From July 1, 2022 to June 30, 2023, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 63% based on the DLCS Methodology and the average discount was 50% based on the DLCS Methodology. As of June 30, 2023, the Fund’s Shares were quoted on OTCQX at a discount of 53% to the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between July 1, 2022 to June 30, 2023, has been quoted at a discount on 251 days.

From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Over the same period, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 42% and the average discount was 22% based on the Target Coverage Ratio Methodology. Moreover, from November 22, 2019 to June 30, 2022, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between November 22, 2019 to June 30, 2022, was quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology.

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

While an investment in the Shares is not a direct investment in the Fund Components, the net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the price of such Fund Components could materially and adversely affect the value of the Shares. A substantial majority of the Fund Components are concentrated in Bitcoin and Ethereum, which represented approximately 69.4% and 27.9%, respectively, of the Fund’s net asset value as of June 30, 2023, and as a result, the underlying value of the Shares depends disproportionately on the value of Bitcoin and Ethereum. Any future decline in the value of these digital assets would be expected to have a greater effect on the value of the Shares than any other of the Fund Components. The value of digital assets are extremely volatile, and both Bitcoin and Ethereum have in the past experienced significant declines in value.

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

Further, the Ethereum blockchain is subject to various technological risks. The Merge, as well as other future developments to the Ethereum protocol, are highly experimental, and as a result, could lead to failures in implementation or in the code itself. Technological risks associated with updating the Ethereum blockchain may cause the value of Ethereum to decline and adversely affect the value of the Shares.

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

The value of the Shares and the value of the shareholders’ investments would also be disproportionately impacted if the SEC a state securities regulator, or a court were to determine that either Bitcoin or Ethereum is a security. See “—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

The amount of Fund Components represented by each Share will decline over time as the Fund pays the Manager’s Fee and Additional Fund Expenses, and as a result, the value of the Shares may decrease over time.

The Manager’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Fund, and is paid to the Manager in Fund Components. See “Item 1. Business—Activities of the Fund—Dispositions of Fund Components and Forked Assets” and “Item 1. Business—Activities of the Fund—Hypothetical Expense Example.” As a result, the amount of Fund Components represented by each Share declines as the Fund pays the Manager’s Fee (or sells Fund Components in order to raise cash to pay any Additional Fund Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

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

The Manager also intends to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. Although the SEC has approved several futures-based Bitcoin ETFs, it has not approved any requests to list the shares of digital asset funds like the Fund to date. The requests to list the shares of digital asset funds submitted by the CBOE and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. In June

2023, NYSE Arca, CBOE and The Nasdaq Stock Market again submitted several new requests to list shares of various digital asset funds. These requests remain pending with the SEC. The Manager petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order, finding that the denial of the Manager’s proposal was arbitrary and capricious. The SEC has 45 days to petition the D.C. Circuit Court for rehearing or rehearing en banc, and, there is no guarantee that the court’s ruling will ultimately result in approval of NYSE Arca’s request to list Grayscale Bitcoin Trust (BTC)’s shares on NYSE Arca. Moreover, even if NYSE Arca’s request with respect to the Grayscale Bitcoin Trust (BTC) shares is approved, there is no guarantee that a similar application to list Shares of the Fund on NYSE Arca or another national securities exchange would be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security and the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin and Ethereum. As such, significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Fund, remain, and investors should not assume that approval of a spot Bitcoin exchange-traded product in the future would subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Fund. Accordingly, there is no guarantee the Manager will be successful in listing the Shares on NYSE Arca even once the Manager decides to do so.

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

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Fund’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, and disrupt the operations of many businesses, including the businesses of the Fund’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the Digital Asset Markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as a result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of the digital assets held by the Fund and the value of the Shares.

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed in travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Manager and the Fund were not materially impacted by these events, any disruptions to the Manager’s, the Fund’s or the Fund’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Fund’s ability to access critical services and could be disruptive to the affairs of the Fund.

Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares

The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset exchanges for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

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

As part of determining whether a Fund Component is a security for purposes of the federal securities laws, the Manager takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Manager discusses the security status of each Fund Component with external counsel and typically receives a memorandum regarding the status of each Fund Component under the federal securities laws from its external counsel. Through this process the Manager believes that it is applying the proper legal standards in determining that the Fund Components are not securities in light of the uncertainties inherent in the Howey and Reves tests.

As is the case with the Fund Components, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Manager and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is scant, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Manager has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Manager understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Manager understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of a specific Fund Component or any other particular digital asset.

As such, notwithstanding prior conclusions and the Manager’s view that the Fund Components are not securities, the SEC has taken, and the SEC or a federal court may in the future take, a different view as to the security status of some or all of the Fund Components held by the Fund currently or in the future. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. XRP was held by the Fund at the time. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. [The SEC has sought an appeal of the district court’s verdict that XRP is not a security.]

Additionally, in June 2023, the SEC brought charges against Binance and Coinbase for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. ADA, MATIC and SOL are currently Fund Components held by the Fund representing approximately 2.7% of the Fund’s Digital Asset Holdings as of June 30, 2023. Following these developments, the Manager discussed the security status of ADA, MATIC and SOL with external counsel and continues to believe that ADA, MATIC and SOL are not securities. However, in light of these developments, and the uncertainties and fact-based nature of the analysis as to whether ADA, MATIC and SOL are “securities” under the federal securities laws, the Manager acknowledges that the SEC takes the position that ADA, MATIC and SOL are securities.

The Manager also acknowledges that the SEC may take a similar position with respect to other Fund Components held by the Fund now or in the future and the Manager’s conclusion that a Fund Component is not a security does not preclude legal or regulatory action based on the presence of a security. Moreover, as the SEC’s actions against Binance, Coinbase and XRP’s issuer, as well as the judgments of federal courts, underscore, there is continuing uncertainty around which digital assets are securities and such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, may ultimately have no bearing on whether the SEC, a state securities regulator or a court will find it to be a security.

In addition, any enforcement action by the SEC or a state securities regulator asserting that a Fund Component is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that Fund Component. Moreover, it is likely that the value of the Shares of the Fund would decline in proportion to the share of the Fund assets represented by such Fund Component. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in the weeks following the SEC’s complaint against XRP’s issuer, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint, and certain significant market participants, including the Fund’s authorized participant at the time, announced they would no longer support XRP, among other measures, including the delisting of XRP from major digital asset trading platforms. Following these developments, the Manager removed XRP from the Fund’s portfolio.

Any assertion that a digital asset is a security by the SEC or another regulatory authority may have similar effects. For example, in the days following the announcement of the SEC’s complaints against Binance and Coinbase on the basis that certain of the digital assets traded on their platforms are securities, the price of various digital assets, including ADA, MATIC and SOL, as well as BTC and ETH, declined significantly and may continue to decline as these cases advance through the federal court system.

If the Manager determines that a Fund Component is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because a federal court upholds an allegation that the Fund Component is a security, the Manager does not intend to permit the Fund to continue holding that digital asset in a way that would violate the federal securities laws. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Manager believes there to be good faith grounds to conclude that a particular digital asset is not a security, the Manager does not intend to exclude that digital asset from the Fund strictly on the basis that it could at some future point be finally determined to be a security.

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

Moreover, whether or not the Manager or the Fund were subject to additional regulatory requirements as a result of any determination that the Fund’s assets include securities, the Manager may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. If a federal court upholds an allegation that a significant portion of the Fund Components are securities, it is likely that the value of the Shares of the Fund would decline significantly, and that the Fund itself would be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, validating or mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or a digital asset held by the Fund in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies.

In April 2023, the SEC reopened the comment period of a January 2022 rule proposal that would amend Exchange Act Rule 3b-16, which defines “exchange” for the purposes of the Exchange Act. If adopted, the proposed rule change would broaden the definition of “exchange” to capture a larger amount of trading activity in the United States, including the activity of certain DeFi protocols that operate on the Ethereum network. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to such DeFi protocols, and such DeFi protocols may be unable to comply with such regulations.

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of Digital Asset Networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. Approximately 60% of validators, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

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

The digital asset industry is relatively new, although its influence over public policy is increasing, and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the digital assets making up the Fund Components and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating or mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect a Digital Asset Network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating or mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating or mining, it would have a material adverse effect on Digital Asset Networks, the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to be formally approved by the European Union’s member state in 2023 and come into effect in 2024. See “Item 1. Business—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain Digital Asset Networks. For example, as of June 30, 2023, over 367 million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of other Digital Asset Networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given Digital Asset Network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. For example, in November 2022, New York imposed a two year moratorium on new proof of work mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of a Digital Asset Network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the relevant blockchain to adversely affect the value of the Shares or the ability of the Fund to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a Digital Asset Network and consequently adversely impact the value of the Shares.

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

To the extent that any digital assets held by the Fund are determined to be a security under U.S. federal securities laws, the Fund and the Manager may be subject to additional requirements under the Investment Company Act and the Manager may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property,” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. The IRS subsequently has released two revenue rulings (the “Rulings”) and a set of “Frequently Asked Questions” (the “FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice, the Rulings and the FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, although the Notice contemplates that rewards earned from “mining” will constitute taxable income to the miner, there is no guidance directly addressing amounts received in connection with digital assets lending activities, including with respect to whether and when engaging in it might rise to the level of a trade or business. It is likely, however, that the IRS would assert that lending digital assets gives rise to current, ordinary income. It is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital asset may be adverse to the Fund. For example, ownership of a digital asset could be treated as ownership in an entity, in which case the consequences of ownership of that digital asset would depend on the type and place of organization of the deemed entity. Moreover, although the Rulings and the FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Rulings and the FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of digital assets held in the Fund. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital assets that are not within the scope of the Notice.

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

As discussed above in “—The treatment of digital assets for U.S. federal income tax purposes is uncertain,” the U.S. federal income tax treatment of Staking and lending digital assets is unclear in many respects. In particular, there is no guidance directly addressing the U.S. federal income taxation of digital assets lending activities or with respect to whether and when engaging in digital asset lending or Staking might rise to the level of a trade or business. If, in the future, the Fund engages in Staking or digital assets lending activities (or certain other methods of generating return on Fund Components held by the Fund), and those activities constitute the conduct of a trade or business in the United States, the Fund would be subject to U.S. federal income tax at rates applicable to U.S. resident corporations on its income that is effectively connected with the conduct of that trade or business (“effectively connected income”), which in certain circumstances could include income or gains recognized by the Fund on the sale of tokens of the applicable Fund Component. In such case, the Fund generally would also be subject to an additional U.S. branch profits tax (at a 30% rate) with respect to the Fund’s effectively connected earnings and profits. If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

The Fund may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences or from Staking.

The Rulings and the FAQs do not address whether income recognized by a non-U.S. person, such as the Fund, as a result of a fork, airdrop or similar occurrence, or from Staking or digital assets lending activities, could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any assets derived by the Fund as a consequence of a fork, airdrop or similar occurrence, or from Staking or digital assets lending activities.

Risk Factors Related to the Cayman Islands

The Fund is a Cayman Islands limited liability company. The rights of the Fund’s shareholders may be different from the rights of shareholders governed by the laws of U.S. jurisdictions.

The Fund is a Cayman Islands limited liability company. Its corporate affairs are governed by the LLC Agreement and by the laws of the Cayman Islands. The rights of shareholders and the responsibilities of the Manager may be different from the rights of members or shareholders and responsibilities of management in companies (included limited liability companies) governed by the laws of U.S. jurisdictions. The LLC Act states that, subject to any express provisions of an LLC agreement to the contrary, a manager of a Cayman Islands limited liability company shall not owe any duty (fiduciary or otherwise) to the limited liability company or any member or other person in respect of the limited liability company other than a duty to act in good faith in respect of the rights, authorities or obligations which are exercised or performed or to which such manager is subject in connection with the management of the limited liability company provided that such duty of good faith may be expanded or restricted by the express provisions of an LLC agreement. See “Item 1. Business—Description of the LLC Agreement.”

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

The Fund, the Manager or any of its shareholders, managers or agents (as applicable) domiciled in the Cayman Islands may be compelled to provide information, including, but not limited to, information relating to investors, and where applicable the investor’s beneficial owners and controllers, subject to a request for information made by a regulatory or governmental authority or agency under applicable law, such as by the Authority, either for itself or for a recognized overseas regulatory authority, under the Monetary Authority Act (As Revised), or by the Tax Information Authority, under the Tax Information Authority Act (As Revised) and associated regulations, agreements, arrangements and memoranda of understanding. Disclosure of confidential information under such laws shall not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Fund, the Manager or any of its shareholders, managers or agents (as applicable), may be prohibited from disclosing that the request has been made.

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
•
The Manager’s parent company, DCG, and certain of its subsidiaries, including Genesis, hold 7.50% of the Shares representing ownership in the Fund, as of August 28, 2023. On March 2, 2022, the Board of Directors of the Manager (the “Board”) approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. From March 2, 2022 through August 28, 2023, DCG has not purchased any Shares of the Fund under this authorization. However, in the event DCG chooses to purchase Shares of the Fund, such purchase would further increase DCG’s ownership interest in the Fund and DCG’s interests as a shareholder may conflict with the interests of the Fund’s other shareholders;
•
Several employees of the Manager and the Manager’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and parent company of the Manager, and parent company of Genesis, one of the Authorized Participant’s Liquidity Providers as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider and Reference Rate Provider and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report, (iii) a minority interest holder in Coinbase, which operates Coinbase, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity;
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
•
The Manager and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
The Manager and Genesis, which currently acts as a Liquidity Provider to the Authorized Participant, and previously served as an Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
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

The Manager’s parent company, DCG, is also the parent company of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Fund issues Creation Baskets in exchange for deposits of Fund Components. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

While additional Authorized Participants may be added at any time, subject to the discretion of the Manager, the Manager may be disincentivized from replacing affiliated service providers due to its affiliated status. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Fund. Clients of the affiliated service providers may pay commissions at negotiated rates that are greater or less than the rate paid by the Fund. The Manager may have an incentive to resolve questions between Grayscale Securities, on the one hand, and the Fund and shareholders, on the other hand, in favor of Grayscale Securities(including, but not limited to, questions as to the calculation of the Basket Amount).

The Index Provider and Reference Rate Provider is an affiliate of the Manager and the Fund.

The Index Provider and Reference Rate Provider is a wholly owned subsidiary of CoinDesk, Inc., which is an affiliate of the Manager and a wholly owned subsidiary of DCG. In its capacity as Index Provider, CoinDesk Indices, Inc. publishes the DLCS and developed the DLCS Methodology. In its capacity as Reference Rate Provider, CoinDesk Indices, Inc. publishes the Digital Asset Reference Rate for each Fund Component, which are used by the Manager to calculate the Digital Asset Holdings of the Fund. The Manager’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Fund, and is paid in tokens of the Fund Components. The type and number of tokens of the Fund Components that accrues each day as the Manager’s Fee is determined by reference to the DLCS Methodology and the Digital Asset Reference Rate for each Fund Component, each published by CoinDesk Indices, Inc.

The Index Provider developed the DLCS Methodology, has sole discretion over the DLCS Methodology and may change the DLCS Methodology at any time. The Reference Rate Provider selects the exchanges that are included in the Digital Asset Reference Rate for each Fund Component and also developed the methodology and algorithm (if applicable) that provide such Digital Asset Reference Rate based on the exchanges included in such Digital Asset Reference Rate. The Reference Rate Provider re-evaluates the weighting algorithm used by each Digital Asset Reference Rate on a periodic basis, and may decide to change the way in which such Digital Asset Reference Rate is calculated based on this periodic review or in other extreme circumstances.

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

DCG, the sole member and parent company of the Manager, holds a minority interest of less than 1.0% in each of Coinbase, Inc., which operates Coinbase, and Kraken. The Fund values its digital assets by reference to the Digital Asset Reference Rate for each Fund Component. The Digital Asset Reference Rate is the price in U.S. dollars of a Fund Component as determined by reference to an Indicative Price or Index Price provided by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Each Indicative Price and Index Price is derived from data collected from Digital Asset Exchanges that are reflected in an index developed by CoinDesk Indices, Inc. Coinbase and Kraken are two of such Digital Asset Exchanges.

Although DCG does not exercise control over Coinbase or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Exchanges in a way that benefits DCG, for example by artificially inflating the values of Fund Components in order to increase the Manager’s fees. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

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

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended, and is licensed to custody the Fund’s digital assets in trust on the Fund’s behalf. However, the SEC has recently released proposed amendments to rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

Furthermore, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed by the Manager or otherwise, without replacement, the Fund will dissolve in accordance with the terms of the LLC Agreement.

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

On November 18, 2022, the Manager received a letter on behalf of Fir Tree Master Fund, L.P. and certain of its affiliates (together, “Fir Tree”) demanding access to certain of the Manager’s and the Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Manager and Grayscale Bitcoin Trust disputed Fir Tree’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On December 6, 2022, Fir Tree filed a suit in Delaware Chancery Court (the “Fir Tree Action”) against the Manager and Grayscale Bitcoin Trust alleging that the Manager and Grayscale Bitcoin Trust violated Fir Tree’s information rights and seeking to compel access to the requested books and records.

On January 13, 2023, the Manager received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Manager’s and Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Manager and Grayscale Bitcoin Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court (the “210K Capital Action” and, together with the Fir Tree Action, the “Demands”) against the Manager and Grayscale Bitcoin Trust alleging that the Manager and Grayscale Bitcoin Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records. The Manager and Grayscale Bitcoin Trust believe that this lawsuit is without merit and plan to vigorously defend against it.

On July 10, 2023, the Manager, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Manager and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. The Manager and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange-traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Manager filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order, finding that the denial of the Manager’s proposal was arbitrary and capricious. The SEC has 45 days to petition for rehearing or rehearing en banc.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Manager, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce its fees and authorize a redemption program. On April 4, 2023, the Manager, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Manager filed its brief in support of its motion to dismiss. Alameda has indicated in court filings that it intends to amend its initial complaint in response to the pending motions to dismiss. The Manager believes this lawsuit is without merit and intends to vigorously defend against it.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Since October 3, 2022, Grayscale Securities has been the only acting Authorized Participant of the Fund and has engaged Genesis as a Liquidity Provider to source digital assets on its behalf in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “GDLC.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of June 30, 2023, there were approximately 20 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Fund’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of June 30, 2023, the Registrant has distributed 15,867,400 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Fund received an aggregate of 7,689.69425900 BTC, 44,513.19192539 ETH, 20,953.27038208 ADA, 25,185.31952582 LTC, 563.90271373 LINK, 7,736.78000000 BCH and 17,294,820.68582300 XRP. Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria. Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund’s construction criteria. Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche (AVAX) and Polkadot (DOT) in accordance with the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager adopted the DLCS Methodology and between July 5, 2022 and July 7, 2022 adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Polygon (MATIC) in accordance with the DLCS Methodology. Effective January 5, 2023, the Fund removed AVAX from the Fund’s portfolio and sold the AVAX holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See “Item 1. Business—Investment Objective” and “Item 15. Financial Statements and Exhibits—Note 13. Subsequent Events.”

Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer, during any such period, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by Digital Currency Group, Inc. (“DCG”), the parent company of the Manager, on a monthly basis during the three months ended June 30, 2023:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2023 - April 30, 2023	-	$-	-	$200.0
May 1, 2023 - May 31, 2023	-	-	-	200.0
June 1, 2023 - June 30, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1) On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 28, 2023, DCG had not purchased any Shares of the Fund under this authorization.

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. The Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. To date, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of the digital assets held by the Fund, less the Fund’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Fund is not managed like a business corporation or an active investment vehicle. As of June 30, 2023, 2022, and 2021, the Fund had unlimited Shares authorized and 15,867,400, 15,867,400 and 15,837,800 Shares issued and outstanding, respectively.

	As of June 30,
	2023	2022	2021
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	15,867,400	15,867,400	15,837,800
Number of Shares freely tradable(1)	14,657,353	14,295,870	5,825,506
Number of beneficial holders owning at least 100 Shares(2)	20	25	131
Number of holders of record(2)	20	25	131

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

Effective July 1, 2022, the Manager adopted the DLCS Methodology. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Annual Report, each of the Digital Asset Reference Rates are Indicative Prices. Prior to the adoption of the DLCS Methodology, the Fund determined which Fund Components to hold pursuant to the Target Coverage Ratio Methodology and the Digital Asset Reference Rates used to value the Fund Components were Index Prices or an Old Indicative Price. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” for additional information.

Any references to the Digital Asset Reference Rates subsequent to July 1, 2022 are to the Digital Asset Reference Rates in effect following the adoption of the DLCS Methodology. Any references in this section to the Digital Reference Rates prior to July 1, 2022 are to the Digital Asset Reference Rates in effect prior to the adoption of the DLCS Methodology. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund for periods subsequent to July 1, 2022 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Fund for periods prior to July 1, 2022 have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology prior to the adoption of the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022.

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

In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of each Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Investment Company Considerations

The Fund is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years Ended June 30, 2023, 2022, and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share amounts, and each Fund Component and price of each Fund Component, are in thousands)

	For the Years Ended June 30,
	2023	2022	2021
Net realized and unrealized gain (loss) on investments in digital assets	$104,153	$(183,177)	$263,317
Net increase (decrease) in net assets resulting from operations	$98,780	$(194,391)	$256,330
Net assets	$272,632	$173,852	$367,308

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2023 was $104,153, which includes a realized gain of $2,124 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($20,838) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $122,867. Net increase in net assets resulting from operations was $98,780 for the year ended June 30, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $5,373. Net assets increased to $272,632 at June 30, 2023, a 57% increase for the year. The increase in net assets resulted from the price appreciation in Fund Components for the year, partially offset by the withdrawal of approximately 157 BTC, 1,002 ETH, 281,296 ADA, 2,966 SOL, 53,165 MATIC, 135 DOT, 1,228 AVAX, 10 LTC, 96 UNI, 65 LINK and 3 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the year ended June 30, 2022 was ($183,177), which includes a realized gain of $7,780 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $39,069 as a result of the quarterly rebalance of digital assets, and net change in unrealized depreciation on investments in digital assets of ($230,026). Net decrease in net assets resulting from operations was ($194,391) for the year ended June 30, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $11,214. Net assets decreased to $173,852 at June 30, 2022, a 53% decrease for the year. The decrease in net assets resulted from the price depreciation in Fund Components for the year and the withdrawal of approximately 166 BTC, 1,015 ETH, 282,861 ADA, 2,007 SOL, 1,962 DOT, 532 AVAX, 606 LTC, 4,091 UNI, 4,042 LINK and 172 BCH to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 13 BTC, 77 ETH, 20,953 ADA, 47 LTC, 310 LINK, and 13 BCH, with a total value of $935 to the Fund, in connection with Share creations.

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2021 was $263,317, which includes a realized gain of $4,649 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $2,644 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $256,024. Net increase in net assets resulting from operations was $256,330 for the year ended June 30, 2021, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $6,987. Net assets increased to $367,308 at June 30, 2021, a 1,035% increase for the year. The increase in net assets resulted from the contribution of approximately 4,669 BTC, 27,048 ETH, 10,327,654 XRP, 4,697 BCH, 15,310 LTC, and 253 LINK, with a total value of $78,604 to the Fund, in connection with Share creations, partially offset by the withdrawal of approximately 171 BTC, 1,015 ETH, 186,462 XRP, 172 BCH, 582 LTC and 947 LINK to pay the foregoing Manager’s Fee.

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

Selected Operating Data

(All Fund Component balances are rounded to the nearest whole number)

	For the Years Ended June 30,
	2023	2022	2021
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	6,231	7,340	2,891
Creations	-	13	4,669
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)(8)	157	(956)	(49)
Manager's Fee, related party	(157)	(166)	(171)
Closing balance	6,231	6,231	7,340
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	6,231	6,231	7,340

ETH:
Opening balance	39,360	45,288	16,713
Creations	-	77	27,048
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)(8)	1,087	(4,990)	2,542
Manager's Fee, related party	(1,002)	(1,015)	(1,015)
Closing balance	39,445	39,360	45,288
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	39,445	39,360	45,288

ADA:
Opening balance	10,916,583	-	-
Creations	-	20,953	-
Portfolio rebalancing(2)(3)(4)(5)(6)(7)	559,616	11,178,491	-
Manager's Fee, related party	(281,296)	(282,861)	-
Closing balance	11,194,903	10,916,583	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	11,194,903	10,916,583	-

SOL:
Opening balance	111,216	-	-
Creations	-	-	-
Portfolio rebalancing(3)(4)(5)(6)(7)	15,666	113,223	-
Manager's Fee, related party	(2,966)	(2,007)	-
Closing balance	123,916	111,216	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	123,916	111,216	-

MATIC:
Opening balance	-	-	-
Creations	-	-	-
Portfolio rebalancing(3)(7)	2,979,195	-	-
Manager's Fee, related party	(53,165)	-	-
Closing balance	2,926,030	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	2,926,030	-	-

DOT:
Opening balance	328,187	-	-
Creations	-	-	-
Portfolio rebalancing(5)(6)	(328,052)	330,149	-
Manager's Fee, related party	(135)	(1,962)	-
Closing balance	-	328,187	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	328,187	-

AVAX:
Opening balance	88,974	-	-
Creations	-	-	-
Portfolio rebalancing(3)(5)(6)(7)	(87,746)	89,506	-
Manager's Fee, related party	(1,228)	(532)	-
Closing balance	-	88,974	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	88,974	-

LTC:
Opening balance	23,725	26,185	9,447
Creations	-	47	15,310
Portfolio rebalancing(1)(2)(4)(5)(6)(8)	(23,715)	(1,901)	2,010
Manager's Fee, related party	(10)	(606)	(582)
Closing balance	-	23,725	26,185
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	23,725	26,185

UNI:
Opening balance	232,687	-	-
Creations	-	-	-
Portfolio rebalancing(4)(5)(6)	(232,591)	236,778	-
Manager's Fee, related party	(96)	(4,091)	-
Closing balance	-	232,687	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	232,687	-

LINK:
Opening balance	158,987	153,328	-
Creations	-	310	253
Portfolio rebalancing(1)(2)(4)(5)(6)	(158,922)	9,391	154,022
Manager's Fee, related party	(65)	(4,042)	(947)
Closing balance	-	158,987	153,328
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	158,987	153,328

BCH:
Opening balance	6,314	7,380	2,910
Creations	-	13	4,697
Portfolio rebalancing(1)(2)(4)(5)(6)(8)	(6,311)	(907)	(55)
Manager's Fee, related party	(3)	(172)	(172)
Closing balance	-	6,314	7,380
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	6,314	7,380

XRP:
Opening balance	-	-	6,697,006
Creations	-	-	10,327,654
Portfolio rebalancing(8)	-	-	(16,838,198)
Manager's Fee, related party	-	-	(186,462)
Closing balance	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	-

Number of Shares:
Opening balance	15,867,400	15,837,800	6,029,000
Creations	—	29,600	9,808,800
Closing balance	15,867,400	15,867,400	15,837,800

	As of June 30,
	2023	2022	2021
Prices of digital assets on principal market:
BTC	$30,361.94	$18,895.01	$34,764.81
ETH	$1,925.83	$1,019.72	$2,243.98
ADA(2)	$0.29	$0.44	N/A
MATIC(3)	$0.66	N/A	N/A
SOL(4)	$19.09	$31.98	N/A
DOT(5)(6)	N/A	$6.81	N/A
AVAX(6)(7)	N/A	$16.24	N/A
LTC(5)	N/A	$51.43	$141.61
UNI(4)(5)	N/A	$4.82	N/A
LINK(1)(5)	N/A	$6.04	$19.28
BCH(5)	N/A	$99.92	$520.99

NAV per Share	$17.18	$10.96	$23.19

Digital Asset Reference Rates:(9)
BTC	$30,396.80	$18,883.90	$34,759.99
ETH	$1,923.68	$1,018.72	$2,243.96
ADA(2)	$0.28	$0.44	N/A
MATIC(3)	$0.65	N/A	N/A
SOL(4)	$19.12	$31.97	N/A
DOT(5)(6)	N/A	$6.85	N/A
AVAX(6)(7)	N/A	$16.60	N/A
LTC(5)	N/A	$51.27	$141.54
UNI(4)(5)	N/A	$4.80	N/A
LINK(1)(5)	N/A	$6.03	$19.26
BCH(5)	N/A	$99.63	$520.47

Digital Asset Holdings per Share(10)	$17.19	$10.95	$23.19

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
(4)
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
(9)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except DOT and AVAX, which were Old Indicative Prices. Effective July 1, 2022 and for the year ended June 30, 2023, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of June 30, 2023 are not directly comparable to the Digital Asset Reference Rates as of June 30, 2022.
(10)
Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022 and for the year ended June 30, 2023, Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the Digital Asset Holdings per Share as of June 30, 2023 is not directly comparable to the Digital Asset Holdings per Share as of June 30, 2022. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” for additional information.

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

As of June 30, 2023, the Fund had a net closing balance with a value of $272,757,436, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of June 30, 2023, the Fund had a total market value of $272,631,615, based on the principal market prices.

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

The following chart illustrates the movement in the Digital Asset Holdings per Share (non-GAAP) versus the Fund’s GAAP NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to June 30, 2023. For more information on the determination of the Fund’s Digital Asset Holdings, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Exchange Valuation.”

(1)
Digital Asset Holdings per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for BTC from July 1, 2018 to June 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for BTC was an Index Price for BTC. Effective July 1, 2022, the Digital Asset Reference Rate for BTC is an Indicative Price for BTC. As a result, the Digital Asset Reference Rates for BTC for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for BTC for periods prior to July 1, 2022. During the period from July 1, 2018 to June 30, 2023, the Digital Asset Reference Rate has ranged from $3,164.99 to $67,352.59, with the straight average being $21,934.79 through June 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2019	$5,746.57	$13,838.57	6/26/2019	$3,164.99	12/14/2018	$11,226.21	$12,314.29
Twelve months ended June 30, 2020	$8,812.42	$12,501.68	7/9/2019	$4,941.00	3/16/2020	$9,137.70	$9,137.70
Twelve months ended June 30, 2021	$29,666.38	$63,472.70	4/15/2021	$9,032.59	7/5/2020	$34,759.99	$34,759.99
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
Twelve months ended June 30, 2023	$22,532.93	$30,849.06	6/23/2023	$15,786.90	11/21/2022	$30,396.80	$30,396.80
July 1, 2018 to June 30, 2023	$21,934.79	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$30,396.80	$30,396.80

The following table illustrates the movements in the Digital Asset Market price of BTC, as reported on the Fund’s principal market for BTC, from July 1, 2018 to June 30, 2023. During such period, the price of BTC has ranged from $3,164.61 to $67,371.70, with the straight average being $21,934.94.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2019	$5,746.81	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$11,237.68	$12,323.00
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
Twelve months ended June 30, 2023	$22,533.12	$30,906.40	6/23/2023	$15,766.93	11/21/2022	$30,361.94	$30,361.94
July 1, 2018 to June 30, 2023	$21,934.94	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$30,361.94	$30,361.94

Ethereum

The following table illustrates the movements in the Digital Asset Reference Rate for ETH from July 1, 2018 to June 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ETH was an Index Price for ETH. Effective July 1, 2022, the Digital Asset Reference Rate for ETH is an Indicative Price for ETH. As a result, the Digital Asset Reference Rates for ETH for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ETH for periods prior to July 1, 2022. During the period from July 1, 2018 to June 30, 2023, the Digital Asset Reference Rate has ranged from $82.41 to $4,776.32, with the straight average being $1,245.85 through June 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2019	$212.03	$499.17	7/17/2018	$82.41	12/14/2018	$301.26	$310.25
Twelve months ended June 30, 2020	$190.49	$310.45	7/8/2019	$109.83	3/16/2020	$225.16	$225.16
Twelve months ended June 30, 2021	$1,236.03	$4,090.65	5/12/2021	$225.27	7/5/2020	$2,243.96	$2,243.96
Twelve months ended June 30, 2022	$3,028.51	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
Twelve months ended June 30, 2023	$1,565.08	$2,131.48	4/16/2023	$1,045.57	7/12/2022	$1,923.68	$1,923.68
July 1, 2018 to June 30, 2023	$1,245.85	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,923.68	$1,923.68

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Fund’s principal market for ETH, from July 1, 2018 to June 30, 2023. During such period, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,245.91.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2019	$212.06	$499.21	7/17/2018	$82.34	12/14/2018	$301.42	$310.35
Twelve months ended June 30, 2020	$190.50	$310.47	7/8/2019	$110.29	3/16/2020	$224.96	$224.96
Twelve months ended June 30, 2021	$1,236.12	$4,089.92	5/12/2021	$225.27	7/5/2020	$2,243.98	$2,243.98
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
Twelve months ended June 30, 2023	$1,565.23	$2,116.20	4/16/2023	$1,040.35	7/12/2022	$1,925.83	$1,925.83
July 1, 2018 to June 30, 2023	$1,245.91	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,925.83	$1,925.83

Cardano

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to June 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Reference Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.88 through June 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44
Twelve months ended June 30, 2023	$0.38	$0.57	8/14/2022	$0.24	12/29/2022	$0.28	$0.28
July 1, 2021 to June 30, 2023	$0.88	$2.99	9/3/2021	$0.24	12/29/2022	$0.28	$0.28

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 to June 30, 2023. During such period, the price of ADA has ranged from $0.24 to $2.99, with the straight average being $0.88.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44
Twelve months ended June 30, 2023	$0.38	$0.57	8/14/2022	$0.24	12/29/2022	$0.29	$0.29
July 1, 2021 to June 30, 2023	$0.88	$2.99	9/3/2021	$0.24	12/29/2022	$0.29	$0.29

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

Solana

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to June 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Reference Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $67.00 through June 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.52	$254.78	11/6/2021	$28.04	6/18/2022	$31.97	$31.97
Twelve months ended June 30, 2023	$24.73	$46.45	8/13/2022	$8.37	12/29/2022	$19.12	$19.12
October 1, 2021 to June 30, 2023	$67.00	$254.78	11/6/2021	$8.37	12/29/2022	$19.12	$19.12

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to June 30, 2023. During such period, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $67.01.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.53	$254.44	11/6/2021	$28.04	6/18/2022	$31.98	$31.98
Twelve months ended June 30, 2023	$24.73	$46.33	8/13/2022	$8.29	12/29/2022	$19.09	$19.09
October 1, 2021 to June 30, 2023	$67.01	$254.44	11/6/2021	$8.29	12/29/2022	$19.09	$19.09

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

Polygon

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 5, 2022 to June 30, 2023. The Digital Asset Reference Rate for MATIC is an Indicative Price for MATIC. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for MATIC has ranged from $0.59 to $1.52, with the straight average being $0.96 through June 30, 2023. The Manager has not observed a material difference between the Digital Asset

Reference Rate for MATIC and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 5, 2022 to June 30, 2023	$0.96	$1.52	2/17/2023	$0.59	6/16/2023	$0.65	$0.65

The following table illustrates the movements in the Digital Asset Market price of MATIC, as reported on the Fund’s principal market for MATIC, from the addition of the token to the Fund’s portfolio on October 5, 2022 to June 30, 2023. During such period, the price of MATIC has ranged from $0.59 to $1.52, with the straight average being $0.96.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 5, 2022 to June 30, 2023	$0.96	$1.52	2/17/2023	$0.59	6/16/2023	$0.66	$0.66

Avalanche

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on April 5, 2022 to January 4, 2023, the date of the token’s removal from the Fund’s portfolio. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Reference Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $25.92 through January 4, 2023, the date of the token’s removal from the Fund’s portfolio. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.55	$95.06	4/5/2022	$14.62	6/19/2022	$16.60	$16.60
July 1, 2022 to January 4, 2023	$17.76	$29.21	8/12/2022	$10.79	12/29/2022	$12.04	$12.04
April 5, 2022 to January 4, 2023	$25.92	$95.06	4/5/2022	$10.79	12/29/2022	$12.04	$12.04

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, from the addition of the token to the Fund’s portfolio on April 5, 2022 to January 4, 2023, the date of the token’s removal from the Fund’s portfolio. Since the addition of the token to the Fund’s portfolio, the price of AVAX has ranged from $10.76 to $93.01, with the straight average being $25.77 through January 4, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.10	$93.01	4/5/2022	$14.18	6/18/2022	$16.24	$16.24
July 1, 2022 to January 4, 2023	$17.76	$29.18	8/12/2022	$10.76	12/29/2022	$12.03	$12.03
April 5, 2022 to January 4, 2023	$25.77	$93.01	4/5/2022	$10.76	12/29/2022	$12.03	$12.03

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology. Effective January 5, 2023, the Manager adjusted the Fund’s portfolio by selling AVAX and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective weightings, in accordance with the DLCS Methodology. As a result of the rebalancing, AVAX was removed from the Fund.

Secondary Market Trading

The Fund’s Shares have been quoted on OTCQX under the symbol GDLC since November 22, 2019. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share.

For example, from July 1, 2022 to June 30, 2023, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. From July 1, 2022 to June 30, 2023, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 63% based on the DLCS Methodology and the average discount was 50% based on the DLCS Methodology. As of June 30, 2023, the Fund’s Shares were quoted on OTCQX at a discount of 53% to the Fund’s Digital Asset Holdings per Share based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between July 1, 2022 to June 30, 2023, has been quoted at a discount on 251 days.

From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s Digital Asset Holdings per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Over the same period, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s Digital Asset Holdings per Share was 42% and the average discount was 22% based on the Target Coverage Ratio Methodology. Moreover, from November 22, 2019 to June 30, 2022, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between November 22, 2019 to June 30, 2022, was quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Fund’s NAV per Share and the Fund’s Digital Asset Holdings per Share for each of the quarters in the last three years.

	High			Low
	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share(2)	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share(2)
Calendar Year 2020
Third quarter	$29.00	$7.72	$7.72	$6.20	$5.32	$5.32
Fourth quarter	$24.25	$16.41	$16.42	$10.18	$6.38	$6.38
Calendar Year 2021
First quarter	$45.27	$35.31	$35.30	$20.65	$16.45	$16.46
Second quarter	$52.00	$40.13	$40.15	$20.01	$20.32	$20.30
Third quarter	$64.24	$36.54	$36.54	$21.02	$19.34	$19.34
Fourth quarter	$34.72	$45.17	$45.16	$23.70	$31.32	$31.32
Calendar Year 2022
First quarter	$25.10	$32.41	$32.41	$17.25	$22.64	$22.64
Second quarter	$22.61	$30.53	$30.54	$7.14	$10.27	$10.29
Third quarter	$10.33	$15.84	$15.87	$6.92	$11.17	$11.21
Fourth quarter	$7.68	$13.48	$13.47	$3.83	$9.53	$9.54
Calendar Year 2023
First quarter	$7.03	$16.48	$16.45	$3.77	$10.02	$10.03
Second quarter	$8.75	$17.99	$18.10	$5.84	$14.56	$14.54
(1)
Digital Asset Holdings per Share of the Fund prior to and after July 1, 2022. The NAV is calculated using the fair value of the Fund Components based on the price provided by the Digital Asset Market that the Fund considers each Fund Component’s principal market. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Fund’s Digital Asset Holdings are derived from the Digital Reference Rate of each Fund Component as of 4:00 p.m., New York time, on the valuation date. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Fund’s financial statements. See “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings.” Digital Asset Holdings per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share from November 22, 2019 to June 30, 2023.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share ($)(1)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share from November 22, 2019 to June 30, 2023.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share (%)(1)

(1)
Digital Asset Holdings per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended June 30, 2023.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager, and to the audit committee of the Board of Directors of the Manager (the “Board”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that, as of June 30, 2023, the Fund’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of June 30, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager concluded that the Fund maintained effective internal control over Financial reporting as of June 30, 2023.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Manager has an audit committee (the “Audit Committee”). The Audit Committee has the responsibility for overseeing the financial reporting process of the Fund, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Messrs. Sonnenshein and McGee, and Hugh Ross, Chief Operating Officer of the Manager.

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

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 47, is the founder of the Manager. Mr. Silbert has served as a director and Chairman of the Board of the Manager since February 2020 and was Chief Executive Officer of the Manager until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc., a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Manager, CoinDesk and Genesis (one of the Authorized Participant’s Liquidity Providers as of the date of this Annual Report), and is the indirect parent company of Grayscale Securities (the only acting Authorized Participant of the Fund as of the date of this Annual Report).

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

Mark Murphy, Board Member

Mark Murphy, 47, is the Chief Operating Officer of DCG and has served as a director of the Manager since February 2021. As Chief Operating Officer of DCG, Mr. Murphy works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.

Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 37, is CEO of the Manager since January 2021 and has served as a director of the Manager since February 2020. Before serving as CEO, Mr. Sonnenshein served as Managing Director of the Manager since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Manager, and prior to that served as an Account Executive from 2014 to 2015. Under his leadership, the firm has expanded its capabilities as a full services asset manager, establishing Grayscale Securities, LLC and Grayscale Advisors, LLC, and has grown to be a leader in crypto investing, offering a wide range of investments, including single-asset and diversified products and ETFs.

Prior to joining the Manager, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering high net worth individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions.

Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2021 as one of 100 People Transforming Business by Business Insider and in 2018 as the publication’s Rising Stars of Wall Street.

Edward McGee, Chief Financial Officer

Edward McGee, 39, is the Chief Financial Officer of the Manager since January 2022. Before serving in such role, Mr. McGee was Vice President, Finance and Controller of the Manager since June 2019. Prior to taking on his role at the Manager, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

Security Ownership of Certain Beneficial Owners and Management

The Fund does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Manager’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Manager, owns beneficially a significant portion of the Shares; (ii) each director and executive officer of the Manager individually; and (iii) all directors and executive officers of the Manager as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of August 28, 2023.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	1,190,523	7.50%
Directors & Executive Officers of the Manager:(4)
Barry E. Silbert(5)	*	* %
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Manager as a group	*	* %

(1)
Includes 32,936 Shares held by Digital Currency Group, Inc.; 1,153,125 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; and 4,462 Shares held by Genesis Global Trading, Inc., one of the Authorized Participant’s Liquidity Providers, and a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(3)
On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 28, 2023, DCG had not purchased any Shares of the Fund under this authorization.
(4)
The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates.
(5)
Does not include Shares held by Digital Currency Group, Inc. Mr. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.

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

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Manager, and parent company of Genesis, one of the Authorized Participant’s Liquidity Providers as of the date of this Annual Report, (ii) the indirect parent company of the Reference Rate Provider and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report, and (iii) a minority interest holder in Coinbase, which operates Coinbase, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, and which is also the parent company of the Custodian, representing less than 1.0% of its equity, and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity.

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

The Manager and Grayscale Securities are affiliates of each other, and the Manager may engage other affiliated service providers in the future. Because of the Manager’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Fund. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Fund.

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

The Authorized Participant

Prior to October 3, 2022, Genesis, an affiliate of the Fund and the Manager, was the only Authorized Participant and was party to a participant agreement with the Manager and the Fund. Since October 3, 2022, the only Authorized Participant is Grayscale Securities, an affiliate of the Fund and the Manager. As a result of this affiliation, the Manager has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Fund and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Manager and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities has engaged Genesis, an affiliate of the Fund and the Manager, to act as one of its Liquidity Providers. In its capacity as a Liquidity Provider of Grayscale Securities, Genesis may engage in digital asset trading with the Fund’s affiliated entities. For example, when the Manager receives the Manager’s Fee in digital assets, it sells the digital assets through Genesis. For this service, Genesis charges the Manager a transaction fee, which is not borne by the Fund. Additionally, the Manager’s parent company, DCG, is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis and may buy or sell digital assets through Genesis from time to time, independent of the Fund.

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

In addition, Genesis, one of the Liquidity Providers of the Authorized Participant as of the date hereof, licenses and uses a trading software platform provided by the Reference Rate Provider to operate its trading desk and to facilitate Genesis’s actions as a Liquidity Provider of the Authorized Participant. Although the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the Index License Agreement, the Reference Rate Provider is entitled to use the over-the-counter trading data from Genesis in the Digital Asset Reference Rate.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP and Friedman LLP, prior to the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022, for the years ended June 30, 2023 and 2022 were:

	Years Ended June 30,
	2023	2022
Audit fees(1)	$160,125	$152,360
Total	$160,125	$152,360
(1)
The Manager was notified that certain assets of Friedman LLP (“Friedman”), the Fund’s independent registered public accounting firm, were acquired by Marcum LLP (“Marcum”) effective September 1, 2022. On September 27, 2022, the Audit Committee of the Board of Directors of the Manager approved the dismissal of Friedman and the engagement of Marcum to serve as the independent registered public accounting firm of the Fund. As of September 1, 2022, the services previously provided by Friedman are provided by Marcum.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Marcum LLP for professional services for the audit of the Fund’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Fund has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended June 30, 2023, are made by the Manager’s Board of Directors and Audit Committee.

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

4.4

Participant Agreement, dated October 3, 2022, between the Manager and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on September 27, 2021).

10.1†

Amended and Restated Custodian Agreement, dated June 29, 2022, between the Manager and the Custodian (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K filed by the Registrant on September 1, 2022).

10.2

Distribution and Marketing Agreement, dated October 3, 2022, between the Manager and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed by the Registrant on February 4, 2022).

10.4†

Amendment No.1 to the Index License Agreement, dated June 20, 2023, between the Manager and the Reference Rate Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 23, 2023).

10.5	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Agent”—A Person appointed by the Fund to act on behalf of the shareholders in connection with any distribution of Forked Assets.

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

“Blockchain” or “blockchain”—The public transaction ledger of a Digital Asset Network on which miners or validators solve algorithmic equations allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of digital assets from a Digital Asset Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

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

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Covered Person”—As defined in the section “Description of the LLC Agreement—Fiduciary and Regulatory Duties of the Manager.”

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Annual Report, is a Liquidity Provider of the Authorized Participant.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Manager, which as of the date of this Annual Report, is the only acting Authorized Participant.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Reference Rate Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Exchanges trading digital assets selected by the Reference Rate Provider for calculation of the Digital Asset Reference Rates, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.

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

“Staking”—Means (i) using, or permitting to be used, in any manner, directly or indirectly, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Fund Property, by making any portion of the Fund Property available to any third party or by entering into any similar arrangement with a third party), any portion of the Fund Property in a proof-of-stake validation protocol and (ii) accepting any Staking Consideration. For the avoidance of doubt, the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a proof-of-stake validation protocol.

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

Date: September 1, 2023

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of
Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Grayscale Digital Large Cap Fund LLC (the “Fund”) as of June 30, 2023, and the related statements of operations and changes in net assets for the year ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2023, and the results of its operations for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Fund’s Manager, Grayscale Investments, LLC. Our responsibility is to express an opinion on the Fund's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter - Investment in Digital Assets

In forming our opinion, we have considered the adequacy of the disclosures included in Note 9 to the financial statements concerning among other things the risks and uncertainties related to the Fund’s investments in digital assets and Incidental Rights or IR Virtual Currency that arise as a result of the Fund’s investments in digital assets. The risks and rewards to be recognized by the Fund associated with its investments in digital assets will be dependent on many factors outside of the Fund’s control. The currently immature nature of the digital asset markets including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital assets continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of digital assets. Our opinion is not qualified in respect to this matter.

/s/ Marcum LLP

We have served as the Fund’s auditor since 2018 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York

September 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of
Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Grayscale Digital Large Cap Fund LLC (the “Fund”) as of June 30, 2022, and the related statements of operations and changes in net assets for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2022, and the results of its operations for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Fund’s Manager. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter - Investments in Digital Assets

In forming our opinion we have considered the adequacy of the disclosures included in Note 9 to the financial statements concerning among other things the risks and uncertainties related to the Fund’s investment in digital assets and Incidental Rights or IR Virtual Currency that arise as a result of the Fund’s investment in digital assets. The risks and rewards to be recognized by the Fund associated with its investment in digital assets will be dependent on many factors outside of the Fund’s control. The currently unregulated and immature nature of the digital asset markets including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital assets continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of digital assets. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Fund’s auditor from 2018 through 2022.

East Hanover, New Jersey

September 1, 2022

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30,
	2023	2022
Assets:
Investments in digital assets, at fair value (cost $124,888 and $148,975 as of June 30, 2023 and 2022, respectively)	$272,632	$173,852
Total assets	$272,632	$173,852
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$272,632	$173,852
Net Assets consists of:
Paid-in-capital	114,568	114,568
Accumulated net investment loss	(24,760)	(19,387)
Accumulated net realized gain on investments in digital assets	35,080	53,794
Accumulated net change in unrealized appreciation on investments in digital assets	147,744	24,877
	$272,632	$173,852
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Net asset value per Share	$17.18	$10.96

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

SCHEDULES OF INVESTMENTS

(Amounts in thousands, except quantity of each Fund Component and percentages)

June 30, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,230.97866186	$72,585	$189,185	69.39%
Investment in ETH	39,445.13266916	19,154	75,964	27.86%
Investment in ADA	11,194,902.551275	15,246	3,195	1.17%
Investment in SOL	123,915.89529091	15,416	2,366	0.87%
Investment in MATIC	2,926,029.61320324	2,487	1,922	0.71%
Net assets		$124,888	$272,632	100.00%

June 30, 2022
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,231.43654040	$70,529	$117,743	67.73%
Investment in ETH	39,359.77040671	18,021	40,136	23.09%
Investment in ADA	10,916,582.900254	15,453	4,803	2.76%
Investment in SOL	111,216.13265694	15,421	3,557	2.05%
Investment in DOT	328,187.49357863	7,338	2,235	1.29%
Investment in AVAX	88,973.97836461	8,381	1,445	0.83%
Investment in LTC	23,725.08718334	1,794	1,220	0.70%
Investment in UNI	232,687.02308212	5,059	1,122	0.64%
Investment in LINK	158,987.59087114	4,686	960	0.55%
Investment in BCH	6,314.20828653	2,293	631	0.36%
Net assets		$148,975	$173,852	100.00%

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended June 30,
	2023	2022	2021
Investment income:
Investment income	$-	$-	$-
Expenses:
Manager's Fee, related party	5,373	11,214	6,987
Net investment loss	(5,373)	(11,214)	(6,987)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investments in digital assets	(18,714)	46,849	7,293
Net change in unrealized appreciation (depreciation) on investments in digital assets	122,867	(230,026)	256,024
Net realized and unrealized gain (loss) on investments	104,153	(183,177)	263,317
Net increase (decrease) in net assets resulting from operations	$98,780	$(194,391)	$256,330

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended June 30,
	2023	2022	2021
Increase (decrease) in net assets from operations:
Net investment loss	$(5,373)	$(11,214)	$(6,987)
Net realized (loss) gain on investments in digital assets	(18,714)	46,849	7,293
Net change in unrealized appreciation (depreciation) on investments in digital assets	122,867	(230,026)	256,024
Net increase (decrease) in net assets resulting from operations	98,780	(194,391)	256,330
Increase in net assets from capital share transactions:
Shares issued	-	935	78,604
Net increase in net assets resulting from capital share transactions	-	935	78,604
Total increase (decrease) in net assets from operations and capital share transactions	98,780	(193,456)	334,934
Net assets:
Beginning of year	173,852	367,308	32,374
End of year	$272,632	$173,852	$367,308
Change in Shares outstanding:
Shares outstanding at beginning of year	15,867,400	15,837,800	6,029,000
Shares issued	-	29,600	9,808,800
Net increase in Shares	-	29,600	9,808,800
Shares outstanding at end of year	15,867,400	15,867,400	15,837,800

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, through the period ended June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below in Note 5). Effective July 1, 2022, and for the year ended June 30, 2023, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), as discussed in Note 5. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of June 30, 2023, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Cardano (“ADA”), Solana (“SOL”) and Polygon (“MATIC”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

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

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority (the “Authority”) (reference number: 1688783). The Fund is registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investment in BTC	$189,185	$189,185	$-	$-
Investment in ETH	$75,964	$75,964	$-	$-
Investment in ADA	$3,195	$3,195	$-	$-
Investment in SOL	$2,366	$2,366	$-	$-
Investment in MATIC	$1,922	$1,922	$-	$-
	$272,632	$272,632	$-	$-
June 30, 2022
Assets
Investment in BTC	$117,743	$117,743	$-	$-
Investment in ETH	$40,136	$40,136	$-	$-
Investment in ADA	$4,803	$4,803	$-	$-
Investment in SOL	$3,557	$3,557	$-	$-
Investment in DOT	$2,235	$2,235	$-	$-
Investment in AVAX	$1,445	$-	$1,445	$-
Investment in LTC	$1,220	$1,220	$-	$-
Investment in UNI	$1,122	$1,122	$-	$-
Investment in LINK	$960	$960	$-	$-
Investment in BCH	$631	$631	$-	$-
	$173,852	$172,407	$1,445	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

		June 30,
Fund Component	Principal Market	2023	2022	2021
BTC	Coinbase	$30,361.94	$18,895.01	$34,764.81
ETH	Coinbase	$1,925.83	$1,019.72	$2,243.98
ADA(1)	Coinbase	$0.29	$0.44	N/A
SOL(2)	Coinbase	$19.09	$31.98	N/A
MATIC(3)	Coinbase	$0.66	N/A	N/A
DOT(4)(5)	Coinbase	N/A	$6.81	N/A
AVAX(4)(6)	Coinbase	N/A	$16.24	N/A
LTC(5)	Coinbase	N/A	$51.43	$141.61
UNI(2)(5)	Coinbase	N/A	$4.82	N/A
LINK(5)(7)	Coinbase	N/A	$6.04	$19.28
BCH(5)	Coinbase	N/A	$99.92	$520.99

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

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at June 30, 2020	2,890.95335771	$26,406
BTC contributed	4,668.87490748	61,878
BTC distributed from portfolio rebalancing	(49.26609880)	(4,018)
BTC distributed for Manager's Fee, related party	(170.54073785)	(5,373)
Net change in unrealized appreciation on investment in BTC	-	168,230
Net realized gain on investment in BTC	-	8,052
BTC balance at June 30, 2021	7,340.02142854	$255,175
BTC contributed	13.24337963	612
BTC distributed from portfolio rebalancing	(955.65065367)	(40,252)
BTC distributed for Manager's Fee, related party	(166.17761410)	(7,160)
Net change in unrealized depreciation on investment in BTC	-	(125,363)
Net realized gain on investment in BTC	-	34,731
BTC balance at June 30, 2022	6,231.43654040	$117,743
BTC contributed	-	-
BTC contributed from portfolio rebalancing	157.11106568	3,049
BTC distributed for Manager's Fee, related party	(157.56894422)	(3,549)
Net change in unrealized appreciation on investment in BTC	-	69,386
Net realized gain on investment in BTC	-	2,556
BTC balance at June 30, 2023	6,230.97866186	$189,185

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at June 30, 2020	16,713.06457809	$3,760
ETH contributed	27,048.35623477	11,956
ETH contributed from portfolio rebalancing	2,541.65341845	2,993
ETH distributed for Manager's Fee, related party	(1,015.29289476)	(1,362)
Net change in unrealized appreciation on investment in ETH	-	83,519
Net realized gain on investment in ETH	-	759
ETH balance at June 30, 2021	45,287.78133655	$101,625
ETH contributed	77.55708625	252
ETH distributed from portfolio rebalancing	(4,990.48482039)	(12,204)
ETH distributed for Manager's Fee, related party	(1,015.08319570)	(3,080)
Net change in unrealized depreciation on investment in ETH	-	(59,012)
Net realized gain on investment in ETH	-	12,555
ETH balance at June 30, 2022	39,359.77040671	$40,136
ETH contributed	-	-
ETH contributed from portfolio rebalancing	1,087.50823575	1,095
ETH distributed for Manager's Fee, related party	(1,002.14597330)	(1,568)
Net change in unrealized appreciation on investment in ETH	-	34,695
Net realized gain on investment in ETH	-	1,606
ETH balance at June 30, 2023	39,445.13266916	$75,964

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2021	-	$-
ADA contributed	20,953.270382	46
ADA contributed from portfolio rebalancing	11,178,490.637538	15,389
ADA distributed for Manager's Fee, related party	(282,861.007666)	(392)
Net change in unrealized depreciation on investment in ADA	-	(10,650)
Net realized gain on investment in ADA	-	410
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	559,615.581934	231
ADA distributed for Manager's Fee, related party	(281,295.930913)	(108)
Net change in unrealized depreciation on investment in ADA	-	(1,401)
Net realized loss on investment in ADA	-	(330)
ADA balance at June 30, 2023	11,194,902.551275	$3,195

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	113,222.94565799	15,869
SOL distributed for Manager's Fee, related party	(2,006.81300105)	(246)
Net change in unrealized depreciation on investment in SOL	-	(11,864)
Net realized loss on investment in SOL	-	(202)
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	15,665.43529877	384
SOL distributed for Manager's Fee, related party	(2,965.67266480)	(73)
Net change in unrealized depreciation on investment in SOL	-	(1,186)
Net realized loss on investment in SOL	-	(316)
SOL balance at June 30, 2023	123,915.89529091	$2,366

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	2,979,195.20726440	2,524
MATIC distributed for Manager’s Fee, related party	(53,165.59406116)	(51)
Net change in unrealized depreciation on investment in MATIC	-	(565)
Net realized gain on investment in MATIC	-	14
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2021	-	$-
DOT contributed	-	-
DOT contributed from portfolio rebalancing	330,149.03708006	7,576
DOT distributed for Manager's Fee, related party	(1,961.54350143)	(24)
Net change in unrealized depreciation on investment in DOT	-	(5,103)
Net realized loss on investment in DOT	-	(214)
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager's Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at June 30, 2023	-	$-

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2021	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	89,505.76684675	8,665
AVAX distributed for Manager's Fee, related party	(531.78848214)	(23)
Net change in unrealized depreciation on investment in AVAX	-	(6,936)
Net realized loss on investment in AVAX	-	(261)
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX distributed from portfolio rebalancing	(87,745.50702693)	(974)
AVAX distributed for Manager's Fee, related party	(1,228.47133768)	(21)
Net change in unrealized appreciation on investment in AVAX	-	6,936
Net realized loss on investment in AVAX	-	(7,386)
AVAX balance at June 30, 2023	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2020	9,446.46857963	$388
LTC contributed	15,310.38020958	908
LTC contributed from portfolio rebalancing	2,010.23222215	309
LTC distributed for Manager's Fee, related party	(582.28021762)	(81)
Net change in unrealized appreciation on investment in LTC	-	2,142
Net realized gain on investment in LTC	-	41
LTC balance at June 30, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	9
LTC distributed from portfolio rebalancing	(1,901.21497737)	(281)
LTC distributed for Manager's Fee, related party	(605.89374115)	(83)
Net change in unrealized depreciation on investment in LTC	-	(2,315)
Net realized gain on investment in LTC	-	183
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager's Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at June 30, 2023	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	236,778.41720026	5,483
UNI distributed for Manager's Fee, related party	(4,091.39411814)	(54)
Net change in unrealized depreciation on investment in UNI	-	(3,937)
Net realized loss on investment in UNI	-	(370)
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager's Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at June 30, 2023	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2020	-	$-
LINK contributed	253.44138473	9
LINK contributed from portfolio rebalancing	154,021.49829970	4,622
LINK distributed for Manager's Fee, related party	(947.32372975)	(30)
Net change in unrealized depreciation on investment in LINK	-	(1,709)
Net realized gain on investment in LINK	-	64
LINK balance at June 30, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	9,391.16255779	143
LINK distributed for Manager's Fee, related party	(4,041.64897033)	(78)
Net change in unrealized depreciation on investment in LINK	-	(2,016)
Net realized loss on investment in LINK	-	(53)
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager's Fee, related party	(65.32617923)	(1)
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,696)
LINK balance at June 30, 2023	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2020	2,908.94301800	$643
BCH contributed	4,696.88194985	1,185
BCH distributed from portfolio rebalancing	(55.03257309)	(31)
BCH distributed for Manager's Fee, related party	(171.33022114)	(81)
Net change in unrealized appreciation on investment in BCH	-	2,102
Net realized gain on investment in BCH	-	27
BCH balance at June 30, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(906.97968581)	(388)
BCH distributed for Manager's Fee, related party	(171.88324722)	(74)
Net change in unrealized depreciation on investment in BCH	-	(2,830)
Net realized gain on investment in BCH	-	70
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager's Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at June 30, 2023	-	$-

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2020	6,697,006.68459600	$1,177
XRP contributed	10,327,653.14534000	2,668
XRP distributed from portfolio rebalancing	(16,838,197.64668600)	(3,875)
XRP distributed for Manager's Fee, related party	(186,462.18325000)	(60)
Net change in unrealized appreciation on investment in XRP	-	1,740
Net realized loss on investment in XRP	-	(1,650)
XRP balance at June 30, 2021	-	$-

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

5. Portfolio Rebalancing

Since July 1, 2022, the Fund Components have consisted of the digital assets that make up the DLCS, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by the Index Provider, a subsidiary of DCG and an affiliate of the Manager, which is also a subsidiary of DCG, and the Fund. The process followed by the Index Provider to determine the digital assets included in the DLCS and their respective weightings in the DLCS is referred to as the “DLCS Methodology.” Through the DLCS Methodology, the Fund seeks to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market.

Effective July 1, 2022, the Index Provider reviews the DLCS for rebalancing according to the DLCS Methodology quarterly during a period beginning 14 days before the second business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the DLCS Methodology to determine any changes to the Index Components and the respective weightings of the Index Components within DLCS, as determined by the Index Provider based on market capitalization criteria (the “Index Weightings”), after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the DLCS and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the DLCS and should therefore be included as Fund Components, and (iii) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer included in the DLCS, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets in proportion to their respective weightings in the Fund (“Weightings”) and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings. The Weightings of each Fund Component are generally expected to be the same as the weighting of each digital asset in the DLCS except when the Manager determines to exclude one or more digital assets included in the DLCS from the Fund Components, in which case the Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the DLCS and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

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

On April 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On April 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On April 5, 2023, following the rebalancing, the Fund recognized a realized gain of $227,762 in connection with the sale of 165.79100190 ETH to purchase 2.5976090 BTC, 28,762.28047849 ADA, 5,273.27942925 SOL, and 99,343.42747559 MATIC.

6. Creations and Redemptions of Shares

At June 30, 2023 and 2022, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 8), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.7055 of one ADA, 0.0078 of one SOL, and 0.1844 of one MATIC at June 30, 2023. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.6880 of one ADA, 0.0070 of one SOL, 0.0207 of one DOT, 0.0056 of one AVAX, 0.0015 of one LTC, 0.0147 of one UNI, 0.0100 of one LINK, and 0.0004 of one BCH at June 30, 2022.

The cost basis of investments in each Fund Component recorded by the Fund is the fair value of each Fund Component, as determined by the Fund, at 4:00 p.m., New York time, on the date of transfer to the Fund by the Authorized Participant based on the creation Baskets. The cost basis recorded by the Fund may differ from proceeds collected by an Authorized Participant from the sale of each Share to investors. The Authorized Participant may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or each Fund Component. In addition, the Authorized Participant may realize significant profits through the sale of digital assets during a Fund Rebalancing Period.

At this time, the Fund is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act. The Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Authority and be regulated as a mutual fund under the Mutual Funds Act (As Revised) of the Cayman Islands.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended June 30, 2023 and June 30, 2022, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2023 or June 30, 2022.

8. Related Parties

The Fund considers the following entities, their directors and certain employees to be related parties of the Fund: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of June 30, 2023 and 2022, 1,213,437 and 1,370,846 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. Effective January 1, 2021, the Manager’s Fee was lowered from 3.0% to 2.5%. No Forked Assets have been distributed in payment of the Manager’s Fee during the years ended June 30, 2023, 2022 and 2021.

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

For years ended June 30, 2023, 2022, and 2021, the Fund incurred Manager’s Fees of $5,372,916, $11,214,652 and $6,986,998, respectively. As of June 30, 2023, 2022, and 2021, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the years ended June 30, 2023, 2022, and 2021, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2023, DCG had not purchased any Shares of the Fund under this authorization.

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

The Digital Asset Networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some Digital Asset Networks, such as the BTC, ETH, ADA, SOL, and MATIC networks, are collectively maintained by a decentralized user base.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset exchanges for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities. For example, in June 2023, the

SEC brought charges against Binance and Coinbase, respectively, for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO are securities under the federal securities laws. SOL, ADA and MATIC are currently Fund Components held by the Fund representing approximately 3% of the Fund’s Digital Asset Holdings as of June 30, 2023.

Further, Ripple Labs, Inc. (“Ripple”), the company that retains a key role in stewarding the development of XRP, is currently a defendant in a federal class-action lawsuit filed by certain XRP holders that alleges that XRP is a security issued by Ripple. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. If a federal or state court, the SEC or any other agency makes a final determination that a Fund Component is a “security” under federal or state securities laws, it may have material adverse consequences for such Fund Component.

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

In addition, if a Fund Component is in fact a security, the Fund could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Fund’s liquidation. In this case, the Fund and the Manager may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Manager will be able to register the Fund under the Investment Company Act of 1940 at such time or take such other actions as may be necessary to ensure the Fund’s activities comply with applicable law, which could force the Manager to liquidate the Fund.

As with any computer network, Digital Asset Networks are vulnerable to various kinds of attacks and disruptions. For example, each Digital Asset Network of the Fund Components, for which it is relevant, is vulnerable to a “51% attack” where, if a malicious actor were to gain control of more than 50% of a network’s validation power, it would be able to gain full control of the network and the ability to manipulate the relevant blockchains on which the respective Fund Components settle. In May 2019, the Bitcoin Cash network experienced a 51% attack when two mining pools combined their hash rates to reverse a block of transactions that rewarded tokens to an unknown actor who had taken advantage of an unrelated vulnerability in the Bitcoin Cash network. The Fund did not suffer any direct losses as a result of the attack. Although this particular attack could be interpreted as reversing a separate attack on the Bitcoin Cash network, the Bitcoin Cash network may be vulnerable to future 51% attacks that could result in a loss of confidence in the Bitcoin Cash network. Additionally as an example of a network disruption, the Solana network experienced a significant disruption on September 14, 2021, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network.

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

10. Quarterly Statements of Operations

Fiscal Years Ended June 30, 2023 and 2022

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2022	Dec-31, 2022	Mar-31, 2023	Jun-30, 2023	Year Ended June 30, 2023
Expenses
Manager's Fee, related party	$1,321	$1,108	$1,337	$1,607	$5,373
Net investment loss	$(1,321)	$(1,108)	$(1,337)	$(1,607)	$(5,373)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investments in digital assets	(14,421)	1,397	(6,745)	1,055	(18,714)
Net change in unrealized appreciation (depreciation) on investments in digital assets	31,065	(30,709)	110,821	11,690	122,867
Net realized and unrealized gain (loss) on investments	16,644	(29,312)	104,076	12,745	104,153
Net increase (decrease) in net assets resulting from operations	$15,323	$(30,420)	$102,739	$11,138	$98,780

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2021	Dec-31, 2021	Mar-31, 2022	Jun-30, 2022	Year Ended June 30, 2022
Expenses
Manager's Fee, related party	$2,833	$3,761	$2,622	$1,998	$11,214
Net investment loss	$(2,833)	$(3,761)	$(2,622)	$(1,998)	$(11,214)
Net realized and unrealized gain (loss) from:
Net realized gain on investments in digital assets	13,704	17,866	1,772	13,507	46,849
Net change in unrealized appreciation (depreciation) on investments in digital assets	88,242	15,486	(27,207)	(306,547)	(230,026)
Net realized and unrealized gain (loss) on investments	101,946	33,352	(25,435)	(293,040)	(183,177)
Net increase (decrease) in net assets resulting from operations	$99,113	$29,591	$(28,057)	$(295,038)	$(194,391)

11. Financial Highlights Per Share Performance

	Years Ended June 30,
	2023	2022	2021
Per Share Data:
Net asset value, beginning of year	$10.96	$23.19	$5.37
Net increase (decrease) in net assets from investment operations
Net investment loss	(0.34)	(0.71)	(0.52)
Net realized and unrealized gain (loss)	6.56	(11.52)	18.34
Net increase (decrease) in net assets resulting from operations	6.22	(12.23)	17.82
Net asset value, end of year	$17.18	$10.96	$23.19
Total return	56.75%	-52.74%	331.84%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.59%
Expenses	-2.50%	-2.50%	-2.59%

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

12. Indemnifications

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

13. Subsequent Events

On July 5, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, and MATIC met the inclusion criteria of the DLCS Index. On July 5, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. As of July 6, 2023, following the rebalancing, the Fund Components consisted of 70.05% BTC, 27.02% ETH, 1.19% ADA, 0.99% SOL, and 0.75% MATIC, and each of the Fund’s shares represented 0.0004 BTC, 0.0024 ETH, 0.7104 ADA, 0.0081 SOL, and 0.1894 MATIC.

As of the close of business on August 28, 2023, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $25,977.18 per BTC, $1,645.75 per ETH, $0.26 per ADA, $20.47 per SOL and $0.56 per MATIC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.