Form 10-Q
period 2023-09-30
Grayscale Digital Large Cap Fund LLC
filed 2023-11-03
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of Shares of the registrant outstanding as of October 30, 2023: 15,867,400

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2023 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2023	June 30, 2023
Assets:
Investments in digital assets, at fair value (cost $125,005 and $124,888 as of September 30, 2023 and June 30, 2023, respectively)	$240,229	$272,632
Total assets	$240,229	$272,632
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$240,229	$272,632
Net Assets consists of:
Paid-in-capital	$114,568	$114,568
Accumulated net investment loss	(26,344)	(24,760)
Accumulated net realized gain on investments in digital assets	36,781	35,080
Accumulated net change in unrealized appreciation on investments in digital assets	115,224	147,744
	$240,229	$272,632
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Net asset value per Share	$15.14	$17.18

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

September 30, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,226.17710313	$73,174	$168,297	70.06%
Investment in ETH	38,555.72513572	18,723	64,754	26.96%
Investment in ADA	11,206,037.232979	15,173	2,846	1.18%
Investment in SOL	128,042.41755624	15,411	2,742	1.14%
Investment in MATIC	2,988,140.77989453	2,524	1,590	0.66%
Net assets		$125,005	$240,229	100.00%

June 30, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,230.97866186	$72,585	$189,185	69.39%
Investment in ETH	39,445.13266916	19,154	75,964	27.86%
Investment in ADA	11,194,902.551275	15,246	3,195	1.17%
Investment in SOL	123,915.89529091	15,416	2,366	0.87%
Investment in MATIC	2,926,029.61320324	2,487	1,922	0.71%
Net assets		$124,888	$272,632	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2023	2022
Investment income:
Investment income	$-	$-
Expenses:
Manager’s Fee, related party	1,584	1,321
Net investment loss	(1,584)	(1,321)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investments in digital assets	1,701	(14,421)
Net change in unrealized (depreciation) appreciation on investments in digital assets	(32,520)	31,065
Net realized and unrealized (loss) gain on investments in digital assets	(30,819)	16,644
Net (decrease) increase in net assets resulting from operations	$(32,403)	$15,323

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2023	2022
(Decrease) increase in net assets from operations:
Net investment loss	$(1,584)	$(1,321)
Net realized gain (loss) on investments in digital assets	1,701	(14,421)
Net change in unrealized (depreciation) appreciation on investments in digital assets	(32,520)	31,065
Net (decrease) increase in net assets resulting from operations	(32,403)	15,323
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(32,403)	15,323
Net assets:
Beginning of period	272,632	173,852
End of period	$240,229	$189,175
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, and through the period ending June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Effective July 1, 2022, and for the three months ended September 30, 2023, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”) as discussed in Note 5. As of September 30, 2023, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Solana (“SOL”), Cardano (“ADA”), and Polygon (“MATIC”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

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

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Manager, is the only Authorized Participant, and is party to a participant agreement with the Manager and the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager. The Authorized Participant(s) may engage Liquidity Providers from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider to Grayscale Securities from October 3, 2022 to September 12, 2023. The Authorized Participant has engaged an unaffiliated Liquidity Provider, and intends to engage additional Liquidity Providers who are unaffiliated with the Fund in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023 and June 30, 2023 and results of operations for the three months ended September 30, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023 included in the Fund’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investment in BTC	$168,297	$168,297	$-	$-
Investment in ETH	64,754	64,754	-	-
Investment in ADA	2,846	2,846	-	-
Investment in SOL	2,742	2,742	-	-
Investment in MATIC	1,590	1,590	-	-
	$240,229	$240,229	$-	$-
June 30, 2023
Assets
Investment in BTC	$189,185	$189,185	$-	$-
Investment in ETH	75,964	75,964	-	-
Investment in ADA	3,195	3,195	-	-
Investment in SOL	2,366	2,366	-	-
Investment in MATIC	1,922	1,922	-	-
	$272,632	$272,632	$-	$-

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Exchange Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	September 30, 2023	June 30, 2023
BTC	Coinbase	$27,030.47	$30,361.94
ETH	Coinbase	$1,679.48	$1,925.83
ADA(1)	Coinbase	$0.25	$0.29
SOL(2)	Coinbase	$21.41	$19.09
MATIC(3)	Coinbase	$0.53	$0.66

(1)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(2)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Fund Construction Criteria. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.
(3)
Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at June 30, 2022	6,231.43654040	$117,743
BTC contributed	-	-
BTC contributed from portfolio rebalancing	157.11106568	3,049
BTC distributed for Manager’s Fee, related party	(157.56894422)	(3,549)
Net change in unrealized appreciation on investment in BTC	-	69,386
Net realized gain on investment in BTC	-	2,556
BTC balance at June 30, 2023	6,230.97866186	$189,185
BTC contributed	-	-
BTC contributed from portfolio rebalancing	34.54527749	1,054
BTC distributed for Manager’s Fee, related party	(39.34683622)	(1,105)
Net change in unrealized depreciation on investment in BTC	-	(21,477)
Net realized gain on investment in BTC	-	640
BTC balance at September 30, 2023	6,226.17710313	$168,297

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at June 30, 2022	39,359.77040671	$40,136
ETH contributed	-	-
ETH contributed from portfolio rebalancing	1,087.50823575	1,095
ETH distributed for Manager’s Fee, related party	(1,002.14597330)	(1,568)
Net change in unrealized appreciation on investment in ETH	-	34,695
Net realized gain on investment in ETH	-	1,606
ETH balance at June 30, 2023	39,445.13266916	$75,964
ETH contributed	-	-
ETH distributed from portfolio rebalancing	(645.45710183)	(1,229)
ETH distributed for Manager’s Fee, related party	(243.95043161)	(429)
Net change in unrealized depreciation on investment in ETH	-	(10,779)
Net realized gain on investment in ETH	-	1,227
ETH balance at September 30, 2023	38,555.72513572	$64,754

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	559,615.581934	231
ADA distributed for Manager’s Fee, related party	(281,295.930913)	(108)
Net change in unrealized depreciation on investment in ADA	-	(1,401)
Net realized loss on investment in ADA	-	(330)
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
ADA contributed from portfolio rebalancing	81,945.380000	24
ADA distributed for Manager’s Fee, related party	(70,810.698296)	(21)
Net change in unrealized depreciation on investment in ADA	-	(276)
Net realized loss on investment in ADA	-	(76)
ADA balance at September 30, 2023	11,206,037.232979	$2,846

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	15,665.43529877	384
SOL distributed for Manager’s Fee, related party	(2,965.67266480)	(73)
Net change in unrealized depreciation on investment in SOL	-	(1,186)
Net realized loss on investment in SOL	-	(316)
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
SOL contributed from portfolio rebalancing	4,934.25000000	97
SOL distributed for Manager’s Fee, related party	(807.72773467)	(17)
Net change in unrealized appreciation on investment in SOL	-	381
Net realized loss on investment in SOL	-	(85)
SOL balance at September 30, 2023	128,042.41755624	$2,742

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	2,979,195.20726440	2,524
MATIC distributed for Manager’s Fee, related party	(53,165.59406116)	(51)
Net change in unrealized depreciation on investment in MATIC	-	(565)
Net realized gain on investment in MATIC	-	14
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	80,972.91000000	54
MATIC distributed for Manager’s Fee, related party	(18,861.74330871)	(12)
Net change in unrealized depreciation on investment in MATIC	-	(369)
Net realized loss on investment in MATIC	-	(5)
MATIC balance at September 30, 2023	2,988,140.77989453	$1,590

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX distributed from portfolio rebalancing	(87,745.50702693)	(974)
AVAX distributed for Manager’s Fee, related party	(1,228.47133768)	(21)
Net change in unrealized appreciation on investment in AVAX	-	6,936
Net realized loss on investment in AVAX	-	(7,386)
AVAX balance at June 30, 2023	-	$-

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager’s Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at June 30, 2023	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager’s Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at June 30, 2023	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager’s Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at June 30, 2023	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager’s Fee, related party	(65.32617923)	(1)
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,696)
LINK balance at June 30, 2023	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager’s Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at June 30, 2023	-	$-

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

Ethereum Fork on September 15, 2022 (ETHPoW)

Background and Measurement

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” which is a stage of what was previously referred to as Ethereum 2.0, on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as Ethereum Proof-of-Work.

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

On September 18, 2023, the Agent announced that it irrevocably abandoned all of the rights to the Forked Assets. The Agent determined that the Custodian does not support the Forked Assets, nor have trading venues with meaningful liquidity developed for the Forked Assets. As such, it is not possible to exercise the rights to acquire and sell the Forked Assets, and on behalf of the Record Date Shareholders, the Agent abandoned the rights to the Forked Assets.

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

On July 5, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On July 5, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On July 6, 2023, following the rebalancing, the Fund recognized a realized gain of $906,943 in connection with the sale of 645.45710183 ETH to purchase 34.54527749 BTC, 81,945.38000000 ADA, 4,934.25000000 SOL, and 80,972.91000000 MATIC.

6. Creations and Redemptions of Shares

At September 30, 2023 and June 30, 2023, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0024 of one ETH, 0.7062 of one ADA, 0.0081 of one SOL, and 0.1883 of one MATIC at September 30, 2023. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.7055 of one ADA, 0.0078 of one SOL, and 0.1844 of one MATIC at June 30, 2023.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2023 and June 30, 2023, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023 or June 30, 2023.

8. Related Parties

The Fund considers the following entities, their directors and certain employees to be related parties of the Fund: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of both September 30, 2023 and June 30, 2023, 1,213,437 Shares of the Fund were held by related parties of the Fund.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Exchange Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023 and 2022, the Fund incurred Manager’s Fees of $1,583,591 and $1,321,278, respectively. As of September 30, 2023 and June 30, 2023, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three months ended September 30, 2023 and 2022, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of the Manager (the “Board”) approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2023, DCG had not purchased any Shares of the Fund under this authorization.

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

10. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$17.18	$10.96
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.10)	(0.08)
Net realized and unrealized (loss) gain	(1.94)	1.04
Net (decrease) increase in net assets resulting from operations	(2.04)	0.96
Net asset value, end of period	$15.14	$11.92
Total return	-11.87%	8.76%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

12. Subsequent Events

On October 3, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, and MATIC met the inclusion criteria of the DLCS Index. On October 3, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. As of October 4, 2023, following the rebalancing, the Fund Components consisted of 70.88% BTC, 26.00% ETH, 1.18% ADA, 1.25% SOL, and 0.69% MATIC , and each of the Fund’s shares represented 0.0004 BTC, 0.0024 ETH, 0.7073 ADA, 0.0083 SOL, and 0.1876 MATIC.

As of the close of business on October 30, 2023, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $34,455.72 per BTC, $1,801.73 per ETH, $0.30 per ADA, $34.89 per SOL, and $0.64 per MATIC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended June 30, 2023.

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

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” which is a stage of what was previously referred to as Ethereum 2.0, on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as Ethereum Proof-of-Work (“ETHPoW”).

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

On September 18, 2023, the Agent announced that it irrevocably abandoned all of the rights to the Forked Assets. The Agent determined that the Custodian does not support the Forked Assets, nor have trading venues with meaningful liquidity developed for the Forked Assets. As such, it is not possible to exercise the rights to acquire and sell the Forked Assets, and on behalf of the Record Date Shareholders, the Agent abandoned the rights to the Forked Assets.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months ended September 30, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended September 30,
	2023	2022
Net realized and unrealized (loss) gain on investments in digital assets	$(30,819)	$16,644
Net (decrease) increase in net assets resulting from operations	$(32,403)	$15,323
Net assets	$240,229	$189,175

Net realized and unrealized loss on investments in digital assets for the three months ended September 30, 2023 was ($30,819), which includes a realized gain of $794 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $907 as a result of the quarterly rebalance of digital assets, and net change in unrealized depreciation on investments in digital assets of ($32,520). Net decrease in net assets resulting from operations was ($32,403) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $1,584. Net assets decreased to $240,229 at September 30, 2023, a 12% decrease for the three-month period. The decrease in net assets primarily resulted from the price depreciation of Fund Components during the period, and by the withdrawal of approximately 39 BTC, 244 ETH, 808 SOL, 70,811 ADA, and 18,862 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended September 30, 2022 was $16,644, which includes a realized gain of $474 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($14,895) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $31,065. Net increase in net assets resulting from operations was $15,323 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,321. Net assets increased to $189,175 at September 30, 2022, a 9% increase for the three-month period. The increase in net assets resulted from increases in Fund Components prices for the period ended September 30, 2022, partially offset by the withdrawal of approximately 40 BTC, 256 ETH, 10 LTC, 65 LINK, 723 SOL, 96 UNI, 3 BCH, 71,227 ADA, 592 AVAX, and 135 DOT to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,
	2023	2022
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	6,231	6,231
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	34	200
Manager’s Fee, related party	(39)	(40)
Closing balance	6,226	6,391
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	6,226	6,391

ETH:
Opening balance	39,445	39,360
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	(645)	1,508
Manager’s Fee, related party	(244)	(256)
Closing balance	38,556	40,612
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	38,556	40,612

ADA:
Opening balance	11,194,903	10,916,583
Creations	-	-
Portfolio rebalancing(2)(3)(4)(5)(6)(7)	81,945	451,468
Manager’s Fee, related party	(70,811)	(71,227)
Closing balance	11,206,037	11,296,824
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	11,206,037	11,296,824

SOL:
Opening balance	123,916	111,216
Creations	-	-
Portfolio rebalancing(3)(4)(5)(6)(7)	4,934	4,253
Manager’s Fee, related party	(808)	(723)
Closing balance	128,042	114,746
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	128,042	114,746

MATIC:
Opening balance	2,926,030	-
Creations	-	-
Portfolio rebalancing(6)(7)	80,973	-
Manager’s Fee, related party	(18,862)	-
Closing balance	2,988,141	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	2,988,141	-

AVAX:
Opening balance	-	88,974
Creations	-	-
Portfolio rebalancing(4)(5)(6)(7)	-	5,714
Manager’s Fee, related party	-	(592)
Closing balance	-	94,096
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	94,096

DOT:
Opening balance	-	328,187
Creations	-	-
Portfolio rebalancing(4)(5)	-	(328,052)
Manager’s Fee, related party	-	(135)
Closing balance	-	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	-

LTC:
Opening balance	-	23,725
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)	-	(23,715)
Manager’s Fee, related party	-	(10)
Closing balance	-	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	-

UNI:
Opening balance	-	232,687
Creations	-	-
Portfolio rebalancing(3)(4)(5)	-	(232,591)
Manager’s Fee, related party	-	(96)
Closing balance	-	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	-

LINK:
Opening balance	-	158,987
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)	-	(158,922)
Manager’s Fee, related party	-	(65)
Closing balance	-	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	-

BCH:
Opening balance	-	6,314
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)	-	(6,311)
Manager’s Fee, related party	-	(3)
Closing balance	-	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	-

Number of Shares:
Opening balance	15,867,400	15,867,400
Creations	-	-
Closing balance	15,867,400	15,867,400

	As of September 30,
	2023	2022
Prices of digital assets on principal market
BTC	$27,030.47	$19,480.51
ETH	$1,679.48	$1,337.53
ADA(2)	$0.25	$0.43
SOL(3)	$21.41	$33.72
MATIC(6)	$0.53	N/A
AVAX(4)(7)	N/A	$17.22

NAV per Share	$15.14	$11.92

Digital Asset Reference Rates(8)
BTC	$27,020.35	$19,651.65
ETH	$1,678.44	$1,347.62
ADA(2)	$0.25	$0.43
SOL(3)	$21.40	$33.83
MATIC(6)	$0.53	N/A
AVAX(4)(7)	N/A	$17.28

Digital Asset Holdings per Share(9)	$15.13	$12.02

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
(8)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except AVAX, which were Old Indicative Prices. Effective July 1, 2022 and for the three months ended September 30, 2023, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of September 30, 2023 are not directly comparable to the Digital Asset Reference Rates as of September 30, 2022.
(9)
Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022 and for the three months ended September 30, 2023, Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the Digital Asset Holdings per Share as of September 30, 2023 is not directly comparable to the Digital Asset Holdings per Share as of September 30, 2022. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K for additional information.

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

As of September 30, 2023, the Fund had a net closing balance with a value of $240,130,856, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of September 30, 2023, the Fund had a total market value of $240,228,669, based on the principal market prices.

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

The following chart illustrates the movement in the Fund's Digital Asset Holdings per Share, based on the Digital Asset Reference Rate of each Fund Component, versus the Fund's NAV per Share, as calculated in accordance with GAAP from February 1, 2018 to September 30, 2023. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, and for the three months ended September 30, 2023, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022. For more information on the determination of the Fund’s Digital Asset Holdings, see “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Exchange Valuation” in the Fund’s Annual Report on Form 10-K.

Movement in the Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (Unaudited)
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Feb-18
Apr-18
Jun-18
Jul-18
Sep-18
Nov-18
Jan-19
Mar-19
May-19
Jul-19
Sep-19
Nov-19
Jan-20
Mar-20
May-20
Jul-20
Sep-20
Nov-20
Jan-21
Mar-21
May-21
Jul-21
Sep-21
Nov-21
Jan-22
Mar-22
May-22
Jul-22
Sep-22
Nov-22
Jan-23
Mar-23
May-23
Jul-23
Sep-23
Digital Asset Holdings per Share (Non-GAAP)
GAAP NAV per Share

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for BTC from October 1, 2018 to September 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for BTC was an Index Price for BTC. Effective July 1, 2022, the Digital Asset Reference Rate for BTC is an Indicative Price for BTC. As a result, the Digital Asset Rates for BTC for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for BTC for periods prior to July 1, 2022. During the period from October 1, 2018 to September 30, 2023, the Digital Asset Reference Rate has ranged from $3,164.99 to $67,352.59, with the straight average being $23,007.21 through September 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended September 30, 2019	$6,637.10	$13,838.57	6/26/2019	$3,164.99	12/14/2018	$8,283.98	$8,283.98
Twelve months ended September 30, 2020	$8,882.82	$12,344.33	8/17/2020	$4,941.00	3/16/2020	$10,714.86	$10,714.86
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.69	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,651.65	$19,651.65
Twelve months ended September 30, 2023	$24,254.89	$31,589.40	7/13/2023	$15,786.90	11/21/2022	$27,020.35	$26,924.90
October 1, 2018 to September 30, 2023	$23,007.21	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$27,020.35	$26,924.90

The following table illustrates the movements in the Digital Asset Market price of BTC, as reported on the Fund’s principal market for BTC, from October 1, 2018 to September 30, 2023. During such period, the price of BTC has ranged from $3,164.61 to $67,371.70, with the straight average being $23,007.33 through September 30, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$6,637.57	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$8,283.71	$8,283.71
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47
October 1, 2018 to September 30, 2023	$23,007.33	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$27,030.47	$26,922.47

Ethereum

The following table illustrates the movements in the Digital Asset Reference Rate for ETH from October 1, 2018 to September 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ETH was an Index Price for ETH. Effective July 1, 2022, the Digital Asset Reference Rate for ETH is an Indicative Price for ETH. As a result, the Digital Asset Rates for ETH for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ETH for periods prior to July 1, 2022. During the period from October 1, 2018 to September 30, 2023, the Digital Asset Reference Rate has ranged from $82.41 to $4,776.32, with the straight average being $1,317.44 through September 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended September 30, 2019	$179.97	$350.60	6/26/2019	$82.41	12/14/2018	$178.00	$178.00
Twelve months ended September 30, 2020	$223.48	$476.12	9/1/2020	$109.83	3/16/2020	$355.69	$355.69
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.59	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,347.62	$1,347.62
Twelve months ended September 30, 2023	$1,626.79	$2,131.48	4/16/2023	$1,101.80	11/21/2022	$1,678.44	$1,665.27
October 1, 2018 to September 30, 2023	$1,317.44	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,678.44	$1,665.27

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Fund’s principal market for ETH, from October 1, 2018 to September 30, 2023. During such period, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,317.49 through September 30, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$179.99	$350.76	6/26/2019	$82.34	12/14/2018	$178.13	$178.13
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/2020	$110.29	3/16/2020	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
Twelve months ended September 30, 2023	$1,626.78	$2,116.20	4/16/2023	$1,103.92	11/21/2022	$1,679.48	$1,665.09
October 1, 2018 to September 30, 2023	$1,317.49	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,679.48	$1,665.09

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to September 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.81 through September 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.94	$2.99	9/3/2021	$1.08	7/20/2021	$2.10	$2.10
Twelve months ended September 30, 2022	$1.01	$2.31	10/2/2021	$0.42	7/13/2022	$0.43	$0.43
Twelve months ended September 30, 2023	$0.33	$0.45	4/16/2023	$0.24	9/11/2023	$0.25	$0.25
July 1, 2021 to September 30, 2023	$0.81	$2.99	9/3/2021	$0.24	9/11/2023	$0.25	$0.25

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 to September 30, 2023. Since the addition of the token to the Fund’s portfolio, the price of ADA has ranged from $0.24 to $2.99, with the straight average being $0.81 through September 30, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.94	$2.99	9/3/2021	$1.08	7/20/2021	$2.10	$2.10
Twelve months ended September 30, 2022	$1.01	$2.31	10/2/2021	$0.42	7/13/2022	$0.43	$0.43
Twelve months ended September 30, 2023	$0.33	$0.45	4/16/2023	$0.24	9/11/2023	$0.25	$0.25
July 1, 2021 to September 30, 2023	$0.81	$2.99	9/3/2021	$0.24	9/11/2023	$0.25	$0.25

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $61.30 through September 30, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.64	$254.78	11/6/2021	$28.04	6/18/2022	$33.83	$33.83
Twelve months ended September 30, 2023	$20.97	$36.49	11/5/2022	$8.37	12/29/2022	$21.40	$20.26
October 1, 2021 to September 30, 2023	$61.30	$254.78	11/6/2021	$8.37	12/29/2022	$21.40	$20.26

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2023. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $61.31 through September 30, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.65	$254.44	11/6/2021	$28.04	6/18/2022	$33.72	$33.72
Twelve months ended September 30, 2023	$20.97	$37.09	11/5/2022	$8.29	12/29/2022	$21.41	$20.24
October 1, 2021 to September 30, 2023	$61.31	$254.44	11/6/2021	$8.29	12/29/2022	$21.41	$20.24

Polygon

Effective October 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 5, 2022 to September 30, 2023. The Digital Asset Reference Rate for MATIC is an Indicative Price for MATIC. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for MATIC has ranged from $0.50 to $1.52, with the straight average being $0.88 through September 30, 2023.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 5, 2022 to September 30, 2023	$0.88	$1.52	2/17/2023	$0.50	9/11/2023	$0.53	$0.52

The following table illustrates the movements in the Digital Asset Market price of MATIC, as reported on the Fund’s principal market for MATIC, from the addition of the token to the Fund’s portfolio on October 5, 2022 to September 30, 2023. Since the addition of the token to the Fund’s portfolio, the price of MATIC has ranged from $0.50 to $1.52, with the straight average being $0.88 through September 30, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 5, 2022 to September 30, 2023	$0.88	$1.52	2/17/2023	$0.50	9/11/2023	$0.53	$0.52

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the three months ended September 30, 2023, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s Digital Asset Holdings per Share. Prior to July 1, 2022, the Digital Asset Holdings per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022 and for the three months ended September 30, 2023, the Digital Asset Holdings per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the Digital Asset Holdings per Share for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Holdings per Share in periods prior to July 1, 2022.

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

On July 10, 2023, the Manager, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Manager and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money. On September 21, 2023, Fir Tree and 210K Capital filed stipulations of dismissal for the Demands.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Manager’s motion to dismiss. The Manager and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Manager filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing, or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Manager, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Manager’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Manager, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Manager filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint alleging breach of contract and fiduciary duty claims concerning the Manager’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Manager’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). The Manager believes this lawsuit is without merit and intends to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the parent company of the Manager, on a monthly basis during the three months ended September 30, 2023:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2023 - July 31, 2023	-	$-	-	$200.0
August 1, 2023 - August 31, 2023	-	-	-	200.0
September 1, 2023 - September 30, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 30, 2023, DCG had not purchased any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider of the Authorized Participant from October 3, 2022 to September 12, 2023.

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

Date: November 3, 2023

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.