Form 10-Q
period 2023-12-31
Grayscale Digital Large Cap Fund LLC
filed 2024-02-07
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Number of Shares of the registrant outstanding as of February 2, 2024: 15,867,400

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 44.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2023	June 30, 2023
Assets:
Investments in digital assets, at fair value (cost $124,368 and $124,888 as of December 31, 2023 and June 30, 2023, respectively)	$373,786	$272,632
Total assets	$373,786	$272,632
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$373,786	$272,632
Net Assets consists of:
Paid-in-capital	$114,568	$114,568
Accumulated net investment loss	(28,324)	(24,760)
Accumulated net realized gain on investments in digital assets	38,124	35,080
Accumulated net change in unrealized appreciation on investments in digital assets	249,418	147,744
	$373,786	$272,632
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Principal market net asset value per Share	$23.56	$17.18

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

December 31, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,191.64099931	$72,839	$263,351	70.46%
Investment in ETH	38,182.58750586	18,541	87,098	23.30%
Investment in SOL	131,108.39736737	15,405	13,739	3.68%
Investment in ADA	11,155,052.905941	15,083	6,683	1.79%
Investment in MATIC	2,959,614.86947626	2,500	2,915	0.77%
Net assets		$124,368	$373,786	100.00%

June 30, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in BTC	6,230.97866186	$72,585	$189,185	69.39%
Investment in ETH	39,445.13266916	19,154	75,964	27.86%
Investment in ADA	11,194,902.551275	15,246	3,195	1.17%
Investment in SOL	123,915.89529091	15,416	2,366	0.87%
Investment in MATIC	2,926,029.61320324	2,487	1,922	0.71%
Net assets		$124,888	$272,632	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager’s Fee, related party	1,980	1,108	3,564	2,429
Net investment loss	(1,980)	(1,108)	(3,564)	(2,429)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investments in digital assets	1,343	1,397	3,044	(13,024)
Net change in unrealized appreciation (depreciation) on investments in digital assets	134,194	(30,709)	101,674	356
Net realized and unrealized gain (loss) on investments in digital assets	135,537	(29,312)	104,718	(12,668)
Net increase (decrease) in net assets resulting from operations	$133,557	$(30,420)	$101,154	$(15,097)

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(1,980)	$(1,108)	$(3,564)	$(2,429)
Net realized gain (loss) on investments in digital assets	1,343	1,397	3,044	(13,024)
Net change in unrealized appreciation (depreciation) on investments in digital assets	134,194	(30,709)	101,674	356
Net increase (decrease) in net assets resulting from operations	133,557	(30,420)	101,154	(15,097)
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total increase (decrease) in net assets from operations and capital share transactions	133,557	(30,420)	101,154	(15,097)
Net assets:
Beginning of period	240,229	189,175	272,632	173,852
End of period	$373,786	$158,755	$373,786	$158,755
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400	15,867,400	15,867,400
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	15,867,400	15,867,400	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, and through the period ending June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Effective July 1, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”) as discussed in Note 5. As of December 31, 2023, the digital assets included in the Fund’s portfolio were: Bitcoin (“BTC”), Ethereum (“ETH”), Solana (“SOL”), Cardano (“ADA”), and Polygon (“MATIC”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 8. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Manager, is the only Authorized Participant, and is party to a participant agreement with the Manager and the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager. Liquidity Providers may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023. Unaffiliated Liquidity Providers have since been engaged, and additional Liquidity Providers who are unaffiliated with the Fund may be engaged in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2023 and June 30, 2023 and results of operations for the three and six months ended December 31, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023 included in the Fund’s Annual Report on Form 10-K.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Fund follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Fund’s principal market, the Fund reviews these criteria in the following order:

First, the Fund reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

Fourth, the Fund then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Fund, Trading Platform Markets have the greatest volume and level of activity for the Fund Components. The Fund therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market for each Fund Component. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Fund’s principal market for each Fund Component.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in BTC	$263,351	$263,351	$-	$-
Investment in ETH	87,098	87,098	-	-
Investment in SOL	13,739	13,739	-	-
Investment in ADA	6,683	6,683	-	-
Investment in MATIC	2,915	2,915	-	-
	$373,786	$373,786	$-	$-
June 30, 2023
Assets
Investment in BTC	$189,185	$189,185	$-	$-
Investment in ETH	75,964	75,964	-	-
Investment in ADA	3,195	3,195	-	-
Investment in SOL	2,366	2,366	-	-
Investment in MATIC	1,922	1,922	-	-
	$272,632	$272,632	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Manager of the Fund is evaluating this new guidance as of December 31, 2023. If the Manager elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Manager does not anticipate any material impact on its financial statements and disclosures as the Fund historically used fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	December 31, 2023	June 30, 2023
BTC	Coinbase	$42,533.28	$30,361.94
ETH	Coinbase	$2,281.10	$1,925.83
SOL(1)	Coinbase	$104.79	$19.09
ADA(2)	Coinbase	$0.60	$0.29
MATIC(3)	Coinbase	$0.99	$0.66

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

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except BTC amounts)	Quantity	Fair Value
BTC balance at June 30, 2022	6,231.43654040	$117,743
BTC contributed	-	-
BTC contributed from portfolio rebalancing	157.11106568	3,049
BTC distributed for Manager’s Fee, related party	(157.56894422)	(3,549)
Net change in unrealized appreciation on investment in BTC	-	69,386
Net realized gain on investment in BTC	-	2,556
BTC balance at June 30, 2023	6,230.97866186	$189,185
BTC contributed	-	-
BTC contributed from portfolio rebalancing	39.14857749	1,180
BTC distributed for Manager’s Fee, related party	(78.48624004)	(2,524)
Net change in unrealized appreciation on investment in BTC	-	73,912
Net realized gain on investment in BTC	-	1,598
BTC balance at December 31, 2023	6,191.64099931	$263,351

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
ETH balance at June 30, 2022	39,359.77040671	$40,136
ETH contributed	-	-
ETH contributed from portfolio rebalancing	1,087.50823575	1,095
ETH distributed for Manager’s Fee, related party	(1,002.14597330)	(1,568)
Net change in unrealized appreciation on investment in ETH	-	34,695
Net realized gain on investment in ETH	-	1,606
ETH balance at June 30, 2023	39,445.13266916	$75,964
ETH contributed	-	-
ETH distributed from portfolio rebalancing	(777.19710183)	(1,446)
ETH distributed for Manager’s Fee, related party	(485.34806147)	(904)
Net change in unrealized appreciation on investment in ETH	-	11,747
Net realized gain on investment in ETH	-	1,737
ETH balance at December 31, 2023	38,182.58750586	$87,098

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	15,665.43529877	384
SOL distributed for Manager’s Fee, related party	(2,965.67266480)	(73)
Net change in unrealized depreciation on investment in SOL	-	(1,186)
Net realized loss on investment in SOL	-	(316)
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
SOL contributed from portfolio rebalancing	8,828.22900000	189
SOL distributed for Manager’s Fee, related party	(1,635.72692354)	(62)
Net change in unrealized appreciation on investment in SOL	-	11,384
Net realized loss on investment in SOL	-	(138)
SOL balance at December 31, 2023	131,108.39736737	$13,739

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	559,615.581934	231
ADA distributed for Manager’s Fee, related party	(281,295.930913)	(108)
Net change in unrealized depreciation on investment in ADA	-	(1,401)
Net realized loss on investment in ADA	-	(330)
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
ADA contributed from portfolio rebalancing	101,473.510800	29
ADA distributed for Manager’s Fee, related party	(141,323.156134)	(48)
Net change in unrealized appreciation on investment in ADA	-	3,651
Net realized loss on investment in ADA	-	(144)
ADA balance at December 31, 2023	11,155,052.905941	$6,683

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	2,979,195.20726440	2,524
MATIC distributed for Manager’s Fee, related party	(53,165.59406116)	(51)
Net change in unrealized depreciation on investment in MATIC	-	(565)
Net realized gain on investment in MATIC	-	14
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	71,158.17000000	48
MATIC distributed for Manager’s Fee, related party	(37,572.91372698)	(26)
Net change in unrealized appreciation on investment in MATIC	-	980
Net realized loss on investment in MATIC	-	(9)
MATIC balance at December 31, 2023	2,959,614.86947626	$2,915

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX distributed from portfolio rebalancing	(87,745.50702693)	(974)
AVAX distributed for Manager’s Fee, related party	(1,228.47133768)	(21)
Net change in unrealized appreciation on investment in AVAX	-	6,936
Net realized loss on investment in AVAX	-	(7,386)
AVAX balance at June 30, 2023	-	$-

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager’s Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at June 30, 2023	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager’s Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at June 30, 2023	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager’s Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at June 30, 2023	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager’s Fee, related party	(65.32617923)	(1)
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,696)
LINK balance at June 30, 2023	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager’s Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at June 30, 2023	-	$-

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

Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and no longer seeks to hold Fund Components meeting the Target Coverage Ratio. Instead, the Fund Components consist of the digital assets that make up the DLCS, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by the Index Provider. The process followed by the Index Provider to determine the digital assets included in the DLCS and their respective weightings in the DLCS is referred to as the “DLCS Methodology.”

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

On October 3, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On October 3, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On October 4, 2023, following the rebalancing, the Fund recognized a realized gain of $149,939 in connection with the sale of 131.74000000 ETH and 9,814.74000000 MATIC to purchase 4.60330000 BTC, 19,528.13080000 ADA, and 3,893.97900000 SOL.

6. Creations and Redemptions of Shares

At December 31, 2023 and June 30, 2023, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The number of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total number of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of tokens of each Fund Component payable as the Manager’s Fee and the number of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one BTC, 0.0024 of one ETH, 0.0083 of one SOL, 0.7030 of one ADA, and 0.1865 of one MATIC at December 31, 2023. Each Share represented approximately 0.0004 of one BTC, 0.0025 of one ETH, 0.0078 of one SOL, 0.7055 of one ADA, and 0.1844 of one MATIC at June 30, 2023.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended December 31, 2023 and June 30, 2023, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2023 or June 30, 2023.

8. Related Parties

The Fund considered the following entities, their directors and certain employees to be related parties of the Fund as of December 31, 2023: DCG, Genesis, Grayscale, and Grayscale Securities. As of both December 31, 2023 and June 30, 2023, 1,213,437 Shares of the Fund were held by related parties of the Fund.

On November 20, 2023, it was announced that CoinDesk Indices, Inc., the Index Provider, previously an affiliate of the Manager and the Fund at the time of this event, was acquired by an unaffiliated third party. This transaction did not have any impact on the Fund, or disrupt the operations of the Fund.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s NAV, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and six months ended December 31, 2023 and 2022.

As partial consideration for receipt of the Manager’s Fee, the Manager shall assume and pay all fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to registration and any other regulatory requirements in the Cayman Islands; printing and mailing costs; the costs of maintaining the Fund’s website and applicable license fees (together, the “Manager-paid Expenses”).

The Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets), any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”). In such circumstances, the Manager or its delegate (i) will instruct the Custodian to withdraw from the digital asset accounts Fund Components in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of such asset (determined net of any associated fees) at which the Fund is able to sell such asset or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components, and/or Forked Assets in kind to the Manager, in each case in such quantity as may be necessary to permit payment of such Additional Fund Expenses.

For the three months ended December 31, 2023 and 2022, the Fund incurred Manager’s Fees of $1,979,219 and $1,108,018, respectively. For the six months ended December 31, 2023 and 2022, the Fund incurred Manager’s Fees of $3,562,810 and $2,429,296, respectively. As of December 31, 2023 and June 30, 2023, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and six months ended December 31, 2023 and 2022, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of the Manager (the “Board”) approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2023, DCG had not purchased any Shares of the Fund under this authorization.

9. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The net asset value of the Fund, calculated by reference to the principal market prices, relates primarily to the value of the Fund Components, and fluctuations in the prices of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The prices of the Fund Components have a very limited history. During such history, the market prices of such Fund Components have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global trading platforms or vaults, competition from other forms of digital assets or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

For example, it may become more difficult for such Fund Component to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of such Fund Component and cause users to migrate to other digital assets. As such, any determination that a Fund Component is a security under federal or state securities laws may adversely affect the value of such Fund Component and, as a result, an investment in the Shares.

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

The Fund relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Fund’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund.

The Manager and the Fund may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

10. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Per Share Data:
Principal market net asset value, beginning of period	$15.14	$11.92	$17.18	$10.96
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.12)	(0.07)	(0.22)	(0.15)
Net realized and unrealized gain (loss)	8.54	(1.84)	6.60	(0.80)
Net increase (decrease) in net assets resulting from operations	8.42	(1.91)	6.38	(0.95)
Principal market net asset value, end of period	$23.56	$10.01	$23.56	$10.01
Total return	55.61%	-16.02%	37.14%	-8.67%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

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

12. Subsequent Events

On January 3, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that BTC, ETH, ADA, SOL, AVAX, and XRP met the inclusion criteria of the DLCS Index. On January 3, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX and XRP. As a result of the rebalancing, AVAX and XRP have been added to the Fund, and MATIC has been removed from the Fund. As of January 4, 2024, following the rebalancing, the Fund Components consisted of 69.15% BTC, 21.90% ETH, 3.65% SOL, 2.54% XRP, 1.62% ADA, and 1.14% AVAX, and each of the Fund’s shares represented 0.0004 BTC, 0.0023 ETH, 0.0083 SOL, 1.0422 XRP, 0.6828 ADA, and 0.0070 AVAX.

The information below has been derived from publicly available information concerning AVAX and XRP.

Avalanche

AVAX is a digital asset that is created and transmitted through the operations of the peer-to-peer Avalanche network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Avalanche network, the infrastructure of which is collectively maintained by a decentralized user base. The Avalanche network allows people to exchange tokens of value, called AVAX, which are recorded on a public transaction ledger known as a blockchain. AVAX can be used to pay for goods and services, including computational power on the Avalanche network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Avalanche network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than AVAX on the Avalanche network. Smart contract operations are executed on the Avalanche blockchain in exchange for payment of AVAX. Like the Ethereum network, the Avalanche network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Avalanche network uses a variation of a proof-of-stake consensus protocol. Unlike with other blockchains, whereby every validator node validates every transaction, each Avalanche validator is only required to validate what is known as the “Primary Network.” The Primary Network in turn secures the following three blockchains, which are each dedicated to a specific use and, together with the Primary Network, comprise the core Avalanche infrastructure: the Exchange (X) Chain, on which AVAX and other assets exist and are traded; the Platform (P) Chain, which coordinates validators and creates subnets (as defined below); and the Contract (C) Chain, which executes smart contracts.

Whereas all validators are required to validate the Primary Network and the three blockchains described above, active validators of the Primary Network may additionally elect to validate certain non-core blockchains (i.e., blockchains that are not fundamental to or necessary for the Avalanche Network to operate) of the Avalanche Platform. Avalanche uses a dynamic set of validators to validate the non-core blockchains (each such set of validators, a “subnet”). This integration functionality is intended to allow Avalanche users to tokenize and transact in any digital asset. Avalanche is reportedly one of the fastest networks when measured by transaction time-to-finality at relatively low transaction costs. The Avalanche Network was founded by Professor Emin Gün Sirer, a professor at Cornell University, and launched in September 2020.

XRP

XRP is a digital asset that was created by Chris Larsen, Jed McCaleb, Arthur Britto and David Schwartz (the “XRP Creators”) in 2012. Built out of the frustrations of Bitcoin’s utility for payments, the XRP ledger (the ledger to which XRP is native) is designed to be a global real-time payment and settlement system. The XRP Creators developed this unique digital asset to solve the scalability concerns that they believed were inherent in the structure of Bitcoin. In particular, XRP was created to improve the efficiency of payments. To this end, the open source code (available at https://github.com/ripple/rippled/) was designed to maximize speed, scalability, and stability.

For example, the XRP ledger can accommodate 4,400 transactions per second. This is, in part, because XRP is not mined like Bitcoin, but is designed for the ledgers to close in seconds based on a system of consensus. Further, because of the consensus methodology underlying the XRP design, network transaction fees are substantially lower than Bitcoin, typically less than $0.01.

Given the unique qualities of XRP and the natural suitability of this digital asset to solve the friction experience with payments, the XRP Creators started a company, calling it Ripple, to further develop the ecosystem around XRP and build software solutions to address the friction in sending, processing, and sourcing liquidity for global payments. Thus, the company, Ripple, began as, and continues to be, a payments software company. Today, Ripple is focused on designing and deploying state-of-the-art and industry-leading software to enable banks and financial institutions to more easily effect cross-border payments. For maximum efficiency, Ripple’s software can integrate XRP to solve liquidity and value transfer challenges.

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

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. The SEC sought an interlocutory appeal of the district court’s verdict that XRP is not a security, which appeal was denied by the district court in October 2023. Following the court’s decision, major digital asset trading platforms announced that they would once again list XRP on their platforms, and subsequently, XRP met the inclusion criteria of the DLCS Index. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around whether or which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. See “Risk Factors—Risk Factors Related to Digital Assets—A determination that a digital asset is a “security” may adversely affect the value of such digital assets and the value of the Shares if such digital asset is a Fund Component” in the Fund’s Annual Report.

As of the close of business on February 2, 2024, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $42,935.23 per BTC, $2,296.64 per ETH, $0.51 per ADA, $99.06 per SOL, $36.17 per AVAX, and $0.50 per XRP.

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. The Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components held by the Fund, determined by reference to the Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the Fund Components. To date, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Fund Components, less the Fund’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Fund is not managed like a business corporation or an active investment vehicle.

Prior to July 1, 2022, the Fund determined which Fund Components to hold pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and adopted the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices, or Old Indicative Prices. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Quarterly Report, each of the Digital Asset Reference Rates are Indicative Prices. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K for additional information.

Any references in this section to the Digital Reference Rates prior to July 1, 2022 are to the Digital Asset Reference Rates in effect prior to the adoption of the DLCS Methodology. In addition, all references in this section to the NAV and NAV per Share of the Fund for periods prior to July 1, 2022 have been calculated using Index Prices and/or Indicative Prices, based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology. All references in this section to the NAV and NAV per Share of the Fund for periods subsequent to July 1, 2022 have been calculated using Indicative Prices.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Fund follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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
•
Fourth, the Fund then selects a Digital Asset Market as its principal market for such Fund Component based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Fund, Trading Platform Markets have the greatest volume and level of activity for the Fund Components. The Fund therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market for each Fund Component. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Fund’s principal market for each Fund Component.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investments in digital assets	$135,537	$(29,312)	$104,718	$(12,668)
Net increase (decrease) in net assets resulting from operations	$133,557	$(30,420)	$101,154	$(15,097)
Net assets(1)	$373,786	$158,755	$373,786	$158,755

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investments in digital assets for the three months ended December 31, 2023 was $135,537, which includes a realized gain of $1,192 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $151 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $134,194. Net increase in net assets resulting from operations was $133,557 for the three months ended December 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,980. Net assets increased to $373,786 at December 31, 2023, a 56% increase for the three-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 39 BTC, 241 ETH, 828 SOL, 70,512 ADA, and 18,711 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the three months ended December 31, 2022 was ($29,312), which includes a realized gain of $1,397 on the transfer of digital assets to pay the Manager’s Fee, and net change in unrealized depreciation on investments in digital assets of ($30,709). Net decrease in net assets resulting from operations was ($30,420) for the three months ended December 31, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $1,108. Net assets decreased to $158,755 at December 31, 2022, a 16% decrease for the three-month period. The decrease in net assets resulted from decreases in Fund Components prices during the period ended December 31, 2022, and the withdrawal of approximately 40 BTC, 253 ETH, 70,636 ADA, 732 SOL, 610 AVAX, and 17,305 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the six months ended December 31, 2023 was $104,718, which includes a realized gain of $1,986 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $1,058 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $101,674. Net increase in net assets resulting from operations was $101,154 for the six months ended December 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $3,564. Net assets increased to $373,786 at December 31, 2023, a 37% increase for the six-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 78 BTC, 485 ETH, 1,636 SOL, 141,323 ADA, and 37,573 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the six months ended December 31, 2022 was ($12,668), which includes a realized gain of $739 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($13,763) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $356. Net decrease in net assets resulting from operations was ($15,097) for the six months ended December 31, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $2,429. Net assets decreased to $158,755 at December 31, 2022, a 9% decrease for the six-month period. The decrease in net assets resulted from the decrease in the price of BTC, as well as certain other Fund Components, and the withdrawal of approximately 80 BTC, 509 ETH, 1,455 SOL, 96 UNI, 3 BCH, 10 LTC, 65 LINK, 141,864 ADA, 1,202 AVAX, 135 DOT, and 17,305 MATIC to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(All Fund Component balances are rounded to the nearest whole number)
BTC:
Opening balance	6,226	6,391	6,231	6,231
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	5	(99)	39	101
Manager’s Fee, related party	(39)	(40)	(78)	(80)
Closing balance	6,192	6,252	6,192	6,252
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	6,192	6,252	6,192	6,252

ETH:
Opening balance	38,556	40,612	39,445	39,360
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	(132)	(364)	(777)	1,144
Manager’s Fee, related party	(241)	(253)	(485)	(509)
Closing balance	38,183	39,995	38,183	39,995
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	38,183	39,995	38,183	39,995

SOL:
Opening balance	128,042	114,746	123,916	111,216
Creations	-	-	-	-
Portfolio rebalancing(3)(4)(5)(6)(7)	3,894	1,777	8,828	6,030
Manager’s Fee, related party	(828)	(732)	(1,636)	(1,455)
Closing balance	131,108	115,791	131,108	115,791
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	131,108	115,791	131,108	115,791

ADA:
Opening balance	11,206,037	11,296,824	11,194,903	10,916,583
Creations	-	-	-	-
Portfolio rebalancing(2)(3)(4)(5)(6)(7)	19,528	(54,506)	101,473	396,963
Manager’s Fee, related party	(70,512)	(70,636)	(141,323)	(141,864)
Closing balance	11,155,053	11,171,682	11,155,053	11,171,682
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	11,155,053	11,171,682	11,155,053	11,171,682

MATIC:
Opening balance	2,988,141	-	2,926,030	-
Creations	-	-	-	-
Portfolio rebalancing(6)(7)	(9,815)	2,879,708	71,158	2,879,708
Manager’s Fee, related party	(18,711)	(17,305)	(37,573)	(17,305)
Closing balance	2,959,615	2,862,403	2,959,615	2,862,403
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	2,959,615	2,862,403	2,959,615	2,862,403

AVAX:
Opening balance	-	94,096	-	88,974
Creations	-	-	-	-
Portfolio rebalancing(4)(5)(6)(7)	-	3,071	-	8,785
Manager’s Fee, related party	-	(610)	-	(1,202)
Closing balance	-	96,557	-	96,557
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	96,557	-	96,557

DOT:
Opening balance	-	-	-	328,187
Creations	-	-	-	-
Portfolio rebalancing(4)(5)	-	-	-	(328,052)
Manager’s Fee, related party	-	-	-	(135)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

LTC:
Opening balance	-	-	-	23,725
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)	-	-	-	(23,715)
Manager’s Fee, related party	-	-	-	(10)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

UNI:
Opening balance	-	-	-	232,687
Creations	-	-	-	-
Portfolio rebalancing(3)(4)(5)	-	-	-	(232,591)
Manager’s Fee, related party	-	-	-	(96)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

LINK:
Opening balance	-	-	-	158,987
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)	-	-	-	(158,922)
Manager’s Fee, related party	-	-	-	(65)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

BCH:
Opening balance	-	-	-	6,314
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)	-	-	-	(6,311)
Manager’s Fee, related party	-	-	-	(3)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

Number of Shares:
Opening balance	15,867,400	15,867,400	15,867,400	15,867,400
Creations	-	-	-	-
Closing balance	15,867,400	15,867,400	15,867,400	15,867,400

	As of December 31,
	2023	2022
Prices of digital assets on principal market
BTC	$42,533.28	$16,556.29
ETH	$2,281.10	$1,201.33
SOL(3)	$104.79	$10.09
ADA(2)	$0.60	$0.25
MATIC(6)	$0.99	$0.76
AVAX(4)(7)	N/A	$10.95

Principal Market NAV per Share(8)	$23.56	$10.01

Digital Asset Reference Rates(9)
BTC	$42,565.26	$16,557.57
ETH	$2,284.21	$1,201.84
SOL(3)	$104.34	$10.06
ADA(2)	$0.60	$0.25
MATIC(6)	$1.00	$0.76
AVAX(4)(7)	N/A	$10.98

NAV per Share(8)(10)	$23.58	$10.01

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
(8)
Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.
(9)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except AVAX, which were Old Indicative Prices. Effective July 1, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of December 31, 2023 are not directly comparable to the Digital Asset Reference Rates as of December 31, 2022.
(10)
Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the NAV per Share as of December 31, 2023 is not directly comparable to the NAV per Share as of December 31, 2022. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K for additional information.

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

As of December 31, 2023, the Fund had a net closing balance with a value of $374,086,113, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of December 31, 2023, the Fund had a total market value of $373,786,458, based on the principal market prices of the Fund Components.

As of December 31, 2022, the Fund had a net closing balance with a value of $158,781,878, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of December 31, 2022, the Fund had a total market value of $158,755,046, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share, based on the Digital Asset Reference Rate of each Fund Component, versus the Fund’s Principal Market NAV per Share, as calculated in accordance with GAAP from February 1, 2018 to December 31, 2023. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022. For more information on the determination of the Fund’s NAV, see “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Exchange Valuation” in the Fund’s Annual Report on Form 10-K.

Movement in the NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Feb-23
Apr-23
Jun-23
Aug-23
Oct-23
Dec-23
NAV per Share (Non-GAAP)
Principal Market NAV per Share

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for BTC from January 1, 2019 to December 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for BTC was an Index Price for BTC. Effective July 1, 2022, the Digital Asset Reference Rate for BTC is an Indicative Price for BTC. As a result, the Digital Asset Rates for BTC for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for BTC for periods prior to July 1, 2022. During the period from January 1, 2019 to December 31, 2023, the Digital Asset Reference Rate has ranged from $3,358.99 to $67,352.59, with the straight average being $24,573.71 through December 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended December 31, 2019	$7,355.63	$13,838.57	6/26/2019	$3,358.99	2/7/2019	$7,144.93	$7,144.93
Twelve months ended December 31, 2020	$11,103.62	$29,185.50	12/31/2020	$4,941.00	3/16/2020	$29,185.50	$29,185.50
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
Twelve months ended December 31, 2022	$28,194.51	$47,980.44	3/28/2022	$15,786.90	11/21/2022	$16,557.57	$16,536.90
Twelve months ended December 31, 2023	$28,831.30	$44,172.36	12/8/2023	$16,607.22	1/1/2023	$42,565.26	$42,020.70
January 1, 2019 to December 31, 2023	$24,573.71	$67,352.59	11/9/2021	$3,358.99	2/7/2019	$42,565.26	$42,020.70

The following table illustrates the movements in the Digital Asset Market price of BTC, as reported on the Fund’s principal market for BTC, from January 1, 2019 to December 31, 2023. During such period, the price of BTC has ranged from $3,358.79 to $67,371.70, with the straight average being $24,574.80 through December 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$7,356.06	$13,849.81	6/26/2019	$3,358.79	2/7/2019	$7,145.00	$7,145.00
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	$29,185.05
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
Twelve months ended December 31, 2022	$28,194.16	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,556.29	$16,561.21
Twelve months ended December 31, 2023	$28,836.18	$44,422.02	12/8/2023	$16,599.24	1/1/2023	$42,533.28	$42,014.39
January 1, 2019 to December 31, 2023	$24,574.80	$67,371.70	11/9/2021	$3,358.79	2/7/2019	$42,533.28	$42,014.39

Ethereum

The following table illustrates the movements in the Digital Asset Reference Rate for ETH from January 1, 2019 to December 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ETH was an Index Price for ETH. Effective July 1, 2022, the Digital Asset Reference Rate for ETH is an Indicative Price for ETH. As a result, the Digital Asset Rates for ETH for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ETH for periods prior to July 1, 2022. During the period from January 1, 2019 to December 31, 2023, the Digital Asset Reference Rate has ranged from $102.84 to $4,776.32, with the straight average being $1,408.39 through December 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended December 31, 2019	$180.52	$350.60	6/26/2019	$102.84	2/6/2019	$127.84	$127.84
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/2020	$109.83	3/16/2020	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
Twelve months ended December 31, 2022	$1,987.71	$3,816.94	1/4/2022	$913.51	6/18/2022	$1,201.84	$1,195.54
Twelve months ended December 31, 2023	$1,793.88	$2,363.91	12/10/2023	$1,202.23	1/1/2023	$2,284.21	$2,306.41
January 1, 2019 to December 31, 2023	$1,408.39	$4,776.32	11/9/2021	$102.84	2/6/2019	$2,284.21	$2,306.41

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Fund’s principal market for ETH, from January 1, 2019 to December 31, 2023. During such period, the price of ETH has ranged from $102.88 to $4,776.95, with the straight average being $1,408.48 through December 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$180.54	$350.76	6/26/2019	$102.88	2/6/2019	$127.86	$127.86
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
Twelve months ended December 31, 2022	$1,987.98	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,201.33	$1,196.81
Twelve months ended December 31, 2023	$1,793.98	$2,376.20	12/10/2023	$1,200.85	1/1/2023	$2,281.10	$2,304.67
January 1, 2019 to December 31, 2023	$1,408.48	$4,776.95	11/9/2021	$102.88	2/6/2019	$2,281.10	$2,304.67

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $60.47 through December 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.72	$254.78	11/6/2021	$141.71	10/11/2021	$168.22	$168.22
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.37	12/29/2022	$10.06	$9.93
Twelve months ended December 31, 2023	$29.28	$119.18	12/25/2023	$9.98	1/1/2023	$104.34	$105.08
October 1, 2021 to December 31, 2023	$60.47	$254.78	11/6/2021	$8.37	12/29/2022	$104.34	$105.08

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2023. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $60.47 through December 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.73	$254.44	11/6/2021	$141.68	10/11/2021	$168.25	$168.25
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.29	12/29/2022	$10.09	$9.86
Twelve months ended December 31, 2023	$29.28	$119.79	12/25/2023	$9.97	1/1/2023	$104.79	$104.82
October 1, 2021 to December 31, 2023	$60.47	$254.44	11/6/2021	$8.29	12/29/2022	$104.79	$104.82

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to December 31, 2023. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.77 through December 31, 2023. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/2021	$1.08	7/20/2021	$1.29	$1.29
Twelve months ended December 31, 2022	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	$0.24
Twelve months ended December 31, 2023	$0.35	$0.64	12/13/2023	$0.24	9/11/2023	$0.60	$0.61
July 1, 2021 to December 31, 2023	$0.77	$2.99	9/3/2021	$0.24	9/11/2023	$0.60	$0.61

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 to December 31, 2023. Since the addition of the token to the Fund’s portfolio, the price of ADA has ranged from $0.24 to $2.99, with the straight average being $0.77 through December 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/2021	$1.08	7/20/2021	$1.29	$1.29
Twelve months ended December 31, 2022	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	$0.25
Twelve months ended December 31, 2023	$0.35	$0.64	12/14/2023	$0.24	9/11/2023	$0.60	$0.60
July 1, 2021 to December 31, 2023	$0.77	$2.99	9/3/2021	$0.24	9/11/2023	$0.60	$0.60

Polygon

Effective October 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 5, 2022 to December 31, 2023. The Digital Asset Reference Rate for MATIC is an Indicative Price for MATIC. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for MATIC has ranged from $0.50 to $1.52, with the straight average being $0.85 through December 31, 2023.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 5, 2022 to December 31, 2022	$0.88	$1.27	11/7/2022	$0.76	12/30/2022	$0.76	$0.76
Twelve months ended December 31, 2023	$0.84	$1.52	2/17/2023	$0.50	9/11/2023	$1.00	$0.97
October 5, 2022 to December 31, 2023	$0.85	$1.52	2/17/2023	$0.50	9/11/2023	$1.00	$0.97

The following table illustrates the movements in the Digital Asset Market price of MATIC, as reported on the Fund’s principal market for MATIC, from the addition of the token to the Fund’s portfolio on October 5, 2022 to December 31, 2023. Since the addition of the token to the Fund’s portfolio, the price of MATIC has ranged from $0.50 to $1.52, with the straight average being $0.85 through December 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 5, 2022 to December 31, 2022	$0.88	$1.26	11/7/2022	$0.76	12/30/2022	$0.76	$0.76
Twelve months ended December 31, 2023	$0.84	$1.52	2/17/2023	$0.50	9/11/2023	$0.99	$0.97
October 5, 2022 to December 31, 2023	$0.85	$1.52	2/17/2023	$0.50	9/11/2023	$0.99	$0.97

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to December 31, 2023. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to December 31, 2023. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (%)

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Manager’s motion to dismiss. On November 6, 2023, the Manager filed a motion for reargument of the Court’s order denying the Manager’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Manager’s motion for reargument, and on November 30, 2023, the Manager filed a reply in further support of its motion for reargument. The motion for reargument remains pending. The Manager and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange-traded product, and in June 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. In June 2022, the Manager filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. In August 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust on NYSE Arca as an exchange-traded product. However, even though NYSE Arca’s request with respect to Grayscale Bitcoin Trust was approved, there is no guarantee that a similar application to list Shares of the Fund on NYSE Arca, or another national securities exchange, if any, would also be approved.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Manager, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Manager, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Manager filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Manager’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). On December 8, 2023, the Manager filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

As of the date of this Quarterly Report, the Manager does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Fund’s business, financial condition or results of operations.

The Manager and/or the Fund may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the parent company of the Manager, on a monthly basis during the three months ended December 31, 2023:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2023 - October 31, 2023	-	$-	-	$200.0
November 1, 2023 - November 30, 2023	-	-	-	200.0
December 1, 2023 - December 31, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 2, 2024, DCG had not purchased any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 2, 2024, CoinDesk Indices, Inc. announced a change to the Constituent Trading Platforms used to calculate the Digital Asset Reference Rate for certain Fund Components of the Fund.

Prior to the changes announced on February 2, 2024, the Constituent Trading Platforms used to calculate the Indicative Price for each respective Fund Component were as follows:

•
BTC: Coinbase, Kraken, and Crypto.com
•
ETH: Coinbase, Crypto.com, and LMAX Digital
•
ADA: Coinbase, Kraken, and Crypto.com
•
SOL: Coinbase, Kraken, and LMAX Digital
•
AVAX: Coinbase, Kraken, and Crypto.com
•
XRP: Coinbase, Kraken, and Bitstamp

Effective February 2, 2024, the Reference Rate Provider removed Kraken as a Constituent Trading Platform used to calculate the Indicative Price for BTC and added LMAX Digital as a Constituent Trading Platform, due to LMAX Digital exceeding Kraken in trading volume for BTC. The Reference Rate Provider also removed LMAX Digital as a Constituent Trading Platform used to calculate the Indicative Price for ETH and added Kraken as a Constituent Trading Platform, due to Kraken exceeding LMAX Digital in trading volume for ETH.

As of the date of this report, the Constituent Trading Platforms used to calculate the Indicative Price for each respective Fund Component were as follows:

•
BTC: Coinbase, LMAX Digital, and Crypto.com
•
ETH: Coinbase, Crypto.com, and Kraken
•
ADA: Coinbase, Kraken, and Crypto.com
•
SOL: Coinbase, Kraken, and LMAX Digital
•
AVAX: Coinbase, Kraken, and Crypto.com
•
XRP: Coinbase, Kraken, and Bitstamp

The Reference Rate Provider may change the trading venues that are used to calculate a Digital Asset Reference Rate, or otherwise change the way in which a Digital Asset Reference Rate is calculated, at any time. For example, the Reference Rate Provider has scheduled quarterly reviews, in which it may add or remove Constituent Trading Platforms that satisfy or fail the criteria described in “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Reference Rates” in the Fund’s Annual Report.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Additional Fund Expenses”—Together, any expenses incurred by the Fund in addition to the Manager’s Fee that are not Manager-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets), (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator Fee”—The fee payable to any administrator of the Fund for services it provides to the Fund, which the Manager will pay such administrator as a Manager-paid Expense.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Fund and the Manager concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Manager and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider.

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

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Creation Basket”—Basket of Shares issued by the Fund in exchange for deposits of the Basket Amount required for each such Creation Basket.

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

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell digital assets based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global exchange market for the trading of digital assets, which consists of transactions on electronic Digital Asset Trading Platforms.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Manager, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Reference Rate Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Trading Platforms trading digital assets selected by the Reference Rate Provider for calculation of the Digital Asset Reference Rates, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that designed and manages the DLCS. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Manager and the Fund and was considered a related party of the Fund.

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

“Indicative Price”—A volume-weighted average price in U.S. dollars for a Fund Component as of 4:00 p.m., New York time, for the immediately preceding 60-minute period derived from data collected from Digital Asset Trading Platforms trading such Fund Component selected by the Reference Rate Provider.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Liquidity Provider”—A service provider that facilitates the purchase of digital assets in connection with the creation of Baskets.

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

“Manager’s Fee”—A fee that accrues daily in U.S. dollars at an annual rate of 2.5% of the Fund’s NAV Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the Fund Components then held by the Fund in proportion to such Fund Components’ respective Weightings. For any day that is not a business day or in a Fund Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 2.5% of the most recently calculated NAV Fee Basis Amount of the Fund. The Manager’s Fee is payable to the Manager monthly in arrears.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Fund, which the Manager will pay to the marketer as a Manager-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings.” See also “Item 1. Business—Investment Objective” for a description of the Fund’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the LLC Agreement, the term Digital Asset Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Manager’s Fee for the Fund is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings.” For purposes of the LLC Agreement, the term Digital Asset Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“Old Indicative Price”—A volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Trading Platforms trading such Fund Component selected by the Reference Rate Provider.

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

“Principal Market NAV”—The net asset value of the Fund determined on a GAAP basis. Prior to February 7, 2024, Principal Market NAV was referred to as NAV.

“Reference Rate Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Digital Asset Reference Rates. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Manager and the Fund and was considered a related party of the Fund.

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

Grayscale Investments, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: February 7, 2024

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.