Form 10-Q
period 2024-03-31
Grayscale Digital Large Cap Fund LLC
filed 2024-05-03
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of April 30, 2024: 15,867,400

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

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	June 30, 2023
Assets:
Investments in digital assets, at fair value (cost $131,519 and $124,888 as of March 31, 2024 and June 30, 2023, respectively)	$606,262	$272,632
Total assets	$606,262	$272,632
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$606,262	$272,632
Net Assets consists of:
Paid-in-capital	$114,568	$114,568
Accumulated net investment loss	(31,206)	(24,760)
Accumulated net realized gain on investments in digital assets	48,157	35,080
Accumulated net change in unrealized appreciation on investments in digital assets	474,743	147,744
	$606,262	$272,632
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Principal market net asset value per Share	$38.21	$17.18

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

March 31, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,964.88248641	$70,172	$423,664	69.88%
Investment in Ether	36,608.43097820	17,777	133,179	21.97%
Investment in SOL	130,406.54140261	15,320	26,104	4.31%
Investment in XRP	16,439,744.034764	9,598	10,336	1.70%
Investment in ADA	10,769,799.360314	14,562	6,972	1.15%
Investment in AVAX	110,978.33346912	4,090	6,007	0.99%
Net assets		$131,519	$606,262	100.00%

June 30, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	6,230.97866186	$72,585	$189,185	69.39%
Investment in Ether	39,445.13266916	19,154	75,964	27.86%
Investment in ADA	11,194,902.551275	15,246	3,195	1.17%
Investment in SOL	123,915.89529091	15,416	2,366	0.87%
Investment in MATIC	2,926,029.61320324	2,487	1,922	0.71%
Net assets		$124,888	$272,632	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager’s Fee, related party	2,882	1,337	6,446	3,766
Net investment loss	(2,882)	(1,337)	(6,446)	(3,766)
Net realized and unrealized gain from:
Net realized gain (loss) on investments in digital assets	10,033	(6,745)	13,077	(19,769)
Net change in unrealized appreciation on investments in digital assets	225,325	110,821	326,999	111,177
Net realized and unrealized gain on investments in digital assets	235,358	104,076	340,076	91,408
Net increase in net assets resulting from operations	$232,476	$102,739	$333,630	$87,642

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Increase in net assets from operations:
Net investment loss	$(2,882)	$(1,337)	$(6,446)	$(3,766)
Net realized gain (loss) on investments in digital assets	10,033	(6,745)	13,077	(19,769)
Net change in unrealized appreciation on investments in digital assets	225,325	110,821	326,999	111,177
Net increase in net assets resulting from operations	232,476	102,739	333,630	87,642
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total increase in net assets from operations and capital share transactions	232,476	102,739	333,630	87,642
Net assets:
Beginning of period	373,786	158,755	272,632	173,852
End of period	$606,262	$261,494	$606,262	$261,494
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400	15,867,400	15,867,400
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	15,867,400	15,867,400	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, and through the period ending June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below). Effective July 1, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”) as discussed in Note 5. As of March 31, 2024, the digital assets included in the Fund’s portfolio were: Bitcoin (“Bitcoin”), Ethereum (“Ether”), Solana (“SOL”), Cardano (“ADA”), Avalanche (“AVAX”), and XRP (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Manager, is the only Authorized Participant, and is party to a participant agreement with the Manager and the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager. Liquidity Providers who are unaffiliated with the Fund may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and June 30, 2023 and results of operations for the three and nine months ended March 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023 included in the Fund’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in Bitcoin	$423,664	$423,664	$-	$-
Investment in Ether	133,179	133,179	-	-
Investment in SOL	26,104	26,104	-	-
Investment in XRP	10,336	10,336	-	-
Investment in ADA	6,972	6,972	-	-
Investment in AVAX	6,007	6,007	-	-
	$606,262	$606,262	$-	$-
June 30, 2023
Assets
Investment in Bitcoin	$189,185	$189,185	$-	$-
Investment in Ether	75,964	75,964	-	-
Investment in ADA	3,195	3,195	-	-
Investment in SOL	2,366	2,366	-	-
Investment in MATIC	1,922	1,922	-	-
	$272,632	$272,632	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Manager of the Fund is evaluating this new guidance as of March 31, 2024. If the Manager elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Manager does not anticipate any material impact on its financial statements and disclosures as the Fund historically used fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	March 31, 2024	June 30, 2023
Bitcoin	Coinbase	$71,026.32	$30,361.94
Ether	Coinbase	$3,637.95	$1,925.83
SOL(1)	Coinbase	$200.17	$19.09
XRP(4)	Coinbase	$0.63	N/A
ADA(2)	Coinbase	$0.65	$0.29
AVAX(4)	Coinbase	$54.13	N/A
MATIC(3)(4)	Coinbase	N/A	$0.66

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

(4)
Effective January 3, 2024, the Manager removed MATIC from the Fund’s portfolio and used the cash proceeds to purchase Avalanche and XRP and adjusted the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 5. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2022	6,231.43654040	$117,743
Bitcoin contributed	-	-
Bitcoin contributed from portfolio rebalancing	157.11106568	3,049
Bitcoin distributed for Manager’s Fee, related party	(157.56894422)	(3,549)
Net change in unrealized appreciation on investment in Bitcoin	-	69,386
Net realized gain on investment in Bitcoin	-	2,556
Bitcoin balance at June 30, 2023	6,230.97866186	$189,185
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(150.37755071)	(6,910)
Bitcoin distributed for Manager’s Fee, related party	(115.71862474)	(4,516)
Net change in unrealized appreciation on investment in Bitcoin	-	236,892
Net realized gain on investment in Bitcoin	-	9,013
Bitcoin balance at March 31, 2024	5,964.88248641	$423,664

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2022	39,359.77040671	$40,136
Ether contributed	-	-
Ether contributed from portfolio rebalancing	1,087.50823575	1,095
Ether distributed for Manager’s Fee, related party	(1,002.14597330)	(1,568)
Net change in unrealized appreciation on investment in Ether	-	34,695
Net realized gain on investment in Ether	-	1,606
Ether balance at June 30, 2023	39,445.13266916	$75,964
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(2,122.80894251)	(4,426)
Ether distributed for Manager’s Fee, related party	(713.89274845)	(1,568)
Net change in unrealized appreciation on investment in Ether	-	58,592
Net realized gain on investment in Ether	-	4,617
Ether balance at March 31, 2024	36,608.43097820	$133,179

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	15,665.43529877	384
SOL distributed for Manager’s Fee, related party	(2,965.67266480)	(73)
Net change in unrealized depreciation on investment in SOL	-	(1,186)
Net realized loss on investment in SOL	-	(316)
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
SOL contributed from portfolio rebalancing	8,939.48966974	200
SOL distributed for Manager’s Fee, related party	(2,448.84355804)	(163)
Net change in unrealized appreciation on investment in SOL	-	23,834
Net realized loss on investment in SOL	-	(133)
SOL balance at March 31, 2024	130,406.54140261	$26,104

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2023	-	$-
XRP contributed	-	-
XRP contributed from portfolio rebalancing	16,538,863.154097	9,656
XRP distributed for Manager’s Fee, related party	(99,119.119333)	(57)
Net change in unrealized appreciation on investment in XRP	-	738
Net realized loss on investment in XRP	-	(1)
XRP balance at March 31, 2024	16,439,744.034764	$10,336

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	559,615.581934	231
ADA distributed for Manager’s Fee, related party	(281,295.930913)	(108)
Net change in unrealized depreciation on investment in ADA	-	(1,401)
Net realized loss on investment in ADA	-	(330)
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
ADA distributed from portfolio rebalancing	(216,560.642532)	(149)
ADA distributed for Manager’s Fee, related party	(208,542.548429)	(88)
Net change in unrealized appreciation on investment in ADA	-	4,461
Net realized loss on investment in ADA	-	(447)
ADA balance at March 31, 2024	10,769,799.360314	$6,972

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX distributed from portfolio rebalancing	(87,745.50702693)	(974)
AVAX distributed for Manager’s Fee, related party	(1,228.47133768)	(21)
Net change in unrealized appreciation on investment in AVAX	-	6,936
Net realized loss on investment in AVAX	-	(7,386)
AVAX balance at June 30, 2023	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	111,647.44818623	4,115
AVAX distributed for Manager’s Fee, related party	(669.11471711)	(28)
Net change in unrealized appreciation on investment in AVAX	-	1,917
Net realized gain on investment in AVAX	-	3
AVAX balance at March 31, 2024	110,978.33346912	$6,007

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	2,979,195.20726440	2,524
MATIC distributed for Manager’s Fee, related party	(53,165.59406116)	(51)
Net change in unrealized depreciation on investment in MATIC	-	(565)
Net realized gain on investment in MATIC	-	14
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
MATIC distributed from portfolio rebalancing	(2,887,850.26244458)	(2,486)
MATIC distributed for Manager’s Fee, related party	(38,179.35075866)	(26)
Net change in unrealized appreciation on investment in MATIC	-	565
Net realized gain on investment in MATIC	-	25
MATIC balance at March 31, 2024	-	$-

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager’s Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at June 30, 2023	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager’s Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at June 30, 2023	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager’s Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at June 30, 2023	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager’s Fee, related party	(65.32617923)	(1)
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,696)
LINK balance at June 30, 2023	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager’s Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at June 30, 2023	-	$-

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

On April 6, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase LINK in accordance with the Fund’s construction criteria. On April 2, 2021, the Fund recognized a realized gain of $4,398,884 in connection with the sale of 90.96800168 Bitcoin and 58.85027824 BCH, to purchase 381.07775172 Ether, 5.31504341 LTC and 154,021.49829970 LINK.

On July 2, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund’s construction criteria. On July 1, 2021, the Fund recognized a realized gain of $11,651,902 in connection with the sale of 225.33929087 Bitcoin, 3,622.13172739 Ether, 68.33481591 BCH and 722.93691458 LTC, to purchase 11,256,632.53387140 ADA and 13,460.14709855 LINK.

On October 1, 2021, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL and UNI in accordance with the Fund’s construction criteria. On October 1, 2021, the Fund recognized a realized gain of $14,980,028 in connection with the sale of 431.18779320 Bitcoin, 568.90340080 Ether, 312.68264910 BCH, 1,332.29529100 LTC and 4,669.36765100 LINK, to purchase 393,666.73666700 ADA, 106,015.34887688 SOL and 213,332.22308637 UNI.

On April 5, 2022, the Manager of the Fund announced the updated Fund Component weightings for the Fund in connection with its quarterly review. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase DOT and AVAX in accordance with the Fund’s construction criteria. On April 5, 2022, the Fund recognized a realized gain of $12,437,503 in connection with the sale of 299.12356960 Bitcoin, 799.44969220 Ether, 525.96222080 BCH, and 471,808.63300000 ADA, to purchase 154.01722821 LTC, 600.38311024 LINK, 7,207.59678111 SOL, 23,446.19411389 UNI, 89,505.76684675 AVAX and 330,149.03708006 DOT.

Effective July 1, 2022, the Fund replaced the Target Coverage Ratio Methodology with the DLCS Methodology. The change in methodology resulted in the removal of BCH, LINK, LTC, DOT, and UNI in proportion to their respective weighing on July 7, 2022 following the quarterly Fund Rebalancing Period. On July 7, 2022, the Fund recognized a realized loss of $14,895,069 in connection with the sale of 6,311.61385070 BCH, 23,715.33881688 LTC, 158,922.26469191 LINK, 232,591.41465073 UNI and 328,052.64509826 DOT, to purchase 199.83559815 Bitcoin, 1,507.83089471 Ether, 451,468.27947474 ADA, 4,253.16323862 SOL and 5,714.46623435 AVAX.

On October 4, 2022, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL, MATIC and AVAX met the inclusion criteria of the DLCS Index. On October 4, 2022, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective Weightings and using the cash proceeds to purchase SOL, AVAX and MATIC. As a result, MATIC was added to the Fund. No tokens were removed from the Fund. On October 5, 2022, following the rebalancing, the Fund recognized a realized gain of $1,133,040 in connection with the sale of 98.97782869 Bitcoin, 363.52443217 Ether and 54,505.66521500 ADA, to purchase 1,776.60193605 SOL, and 3,070.74446103 AVAX and 2,879,708.35424883 MATIC.

On January 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index, but AVAX did not. On January 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling AVAX and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective Weightings following the rebalancing. As a result of the rebalancing, AVAX was removed from the Fund. On January 5, 2023, following the rebalancing, the Fund recognized a realized loss of $7,304,129 in connection with the sale of 96,557.16902347 AVAX to purchase 53.65562532 Bitcoin, 108.99277511 Ether, 133,890.68719500 ADA, 4,362.39069485 SOL, and 143.42553998 MATIC.

On April 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On April 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On April 5, 2023, following the rebalancing, the Fund recognized a realized gain of $227,762 in connection with the sale of 165.79100190 Ether to purchase 2.5976090 Bitcoin, 28,762.28047849 ADA, 5,273.27942925 SOL, and 99,343.42747559 MATIC.

On July 5, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On July 5, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On July 6, 2023, following the rebalancing, the Fund recognized a realized gain of $906,943 in connection with the sale of 645.45710183 Ether to purchase 34.54527749 Bitcoin, 81,945.38000000 ADA, 4,934.25000000 SOL, and 80,972.91000000 MATIC.

On October 3, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On October 3, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On October 4, 2023, following the rebalancing, the Fund recognized a realized gain of $149,939 in connection with the sale of 131.74000000 Ether and 9,814.74000000 MATIC to purchase 4.60330000 Bitcoin, 19,528.13080000 ADA, and 3,893.97900000 SOL.

On January 3, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL, AVAX, and XRP met the inclusion criteria of the DLCS Index. On January 3, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX and XRP. As a result of the rebalancing, AVAX and XRP have been added to the Fund, and MATIC has been removed from the Fund. On January 4, 2024, following the rebalancing, the Fund recognized a realized gain of $7,968,963 in connection with the sale of 189.52612820 Bitcoin, 1,345.61184068 Ether, 318,034.15333200 ADA, and 2,959,008.43244458 MATIC to purchase 111.26066974 SOL, 16,538,863.15409700 XRP, and, 111,647.44818623 AVAX.

5. Creations and Redemptions of Shares

At March 31, 2024 and June 30, 2023, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one Bitcoin, 0.0023 of one Ether, 0.0082 of one SOL, 0.6787 of one ADA, 0.0070 of one AVAX, and 1.0361 of one XRP at March 31, 2024. Each Share represented approximately 0.0004 of one Bitcoin, 0.0025 of one Ether, 0.0078 of one SOL, 0.7055 of one ADA, and 0.1844 of one MATIC at June 30, 2023.

The cost basis of investments in each Fund Component recorded by the Fund is the fair value of each Fund Component, as determined by the Fund, at 4:00 p.m., New York time, on the date of transfer to the Fund by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or each Fund Component. In addition, the Authorized Participant or Liquidity Provider may realize significant profits through the sale of digital assets during a Fund Rebalancing Period.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2024 and June 30, 2023, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2024 or June 30, 2023.

7. Related Parties

The Fund considered the following entities, their directors and certain employees to be related parties of the Fund as of March 31, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of March 31, 2024 and June 30, 2023, 1,054,987 and 1,213,437 Shares of the Fund were held by related parties of the Fund, respectively.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s NAV, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and nine months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024 and 2023, the Fund incurred Manager’s Fees of $2,883,172 and $1,337,080, respectively. For the nine months ended March 31, 2024 and 2023, the Fund incurred Manager’s Fees of $6,445,982 and $3,766,376, respectively. As of March 31, 2024 and June 30, 2023, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and nine months ended March 31, 2024 and 2023, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of the Manager (the “Board”) approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2024, DCG had not purchased any Shares of the Fund under this authorization.

8. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The Principal Market NAV of the Fund, calculated by reference to the principal market prices in accordance with U.S. GAAP, relates primarily to the value of the Fund Components, and fluctuations in the prices of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The prices of the Fund Components have a very limited history. During such history, the market prices of such Fund Components have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global trading platforms or vaults, competition from other forms of digital assets or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The digital asset networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some digital asset networks, such as the Bitcoin, Ether, SOL, XRP, ADA, and AVAX networks, are collectively maintained by a decentralized user base.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

Furthermore, like any smart contract platform that utilizes bridge technology, digital assets transferred to or from other blockchains are vulnerable to certain types of exploits. For example, on February 3, 2022, hackers were able to manipulate the Wormhole bridge smart contract code which enables the transfer of certain digital assets to the Solana Network, to divert approximately 120,000 Ether from the Wormhole bridge to the attacker’s Ether wallet. While Jump Crypto, the creators of the Wormhole bridge, replenished the stolen Ether, effectively backstopping user losses, they or other creators may not be able to do so again in the future. The development of bridges on digital asset networks is ongoing and further attacks on bridges compatible with a digital asset network of a Fund Component could have a material adverse effect on the value of such Fund Component and an investment in the Shares.

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

The Fund relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Fund’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund.

The Manager and the Fund may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

9. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$23.56	$10.01	$17.18	$10.96
Net increase in net assets from investment operations:
Net investment loss	(0.18)	(0.08)	(0.41)	(0.24)
Net realized and unrealized gain	14.83	6.55	21.44	5.76
Net increase in net assets resulting from operations	14.65	6.47	21.03	5.52
Principal market net asset value, end of period	$38.21	$16.48	$38.21	$16.48
Total return	62.18%	64.64%	122.41%	50.36%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

On April 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, AVAX, and XRP met the inclusion criteria of the DLCS Index. On April 3, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling ADA and using the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings. As a result of the rebalancing, ADA has been removed the Fund. As of April 3, 2024, following the rebalancing, the Fund Components consisted of 70.96% Bitcoin, 21.84% Ether, 4.52% SOL, 1.73% XRP, and 0.95% AVAX, and each of the Fund’s shares represented 0.0004 Bitcoin, 0.0023 Ether, 0.0086 SOL, 1.0600 XRP, and 0.0073 AVAX.

As of the close of business on April 30, 2024, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $59,098.16 per Bitcoin, $2,923.79 per Ether, $122.85 per SOL, $31.93 per AVAX, and $0.50 per XRP.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net realized and unrealized gain on investments in digital assets	$235,358	$104,076	$340,076	$91,408
Net increase in net assets resulting from operations	$232,476	$102,739	$333,630	$87,642
Net assets(1)	$606,262	$261,494	$606,262	$261,494

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investments in digital assets for the three months ended March 31, 2024 was $235,358, which includes a realized gain of $39,896 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($29,863) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $225,325. Net increase in net assets resulting from operations was $232,476 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $2,882. Net assets increased to $606,262 at March 31, 2024, a 62% increase for the three-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 37 Bitcoin, 229 Ether, 813 SOL, 67,219 ADA, 607 MATIC, 669 AVAX, and 99,119 XRP to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended March 31, 2023 was $104,076, which includes a realized gain of $559 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($7,304) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $110,821. Net increase in net assets resulting from operations was $102,739 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,337. Net assets increased to $261,494 at March 31, 2023, a 65% increase for the three-month period. The increase in net assets resulted from the price appreciation in Fund Components prices for the period, partially offset by the withdrawal of approximately 39 Bitcoin, 246 Ether, 69,443 ADA, 737 SOL and 17,592 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2024 was $340,076, which includes a realized gain of $4,052 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $9,025 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $326,999. Net increase in net assets resulting from operations was $333,630 for the nine months ended March 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $6,446. Net assets increased to $606,262 at March 31, 2024, a 122% increase for the nine-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 116 Bitcoin, 714 Ether, 2,449 SOL, 208,543 ADA, 38,180 MATIC, 669 AVAX, and 99,119 XRP to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2023 was $91,408, which includes a realized gain of $1,298 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($21,067) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $111,177. Net increase in net assets resulting from operations was $87,642 for the nine months ended March 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $3,766. Net assets increased to $261,494 at March 31, 2023, a 50% increase for the nine-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 119 Bitcoin, 755 Ether, 2,192 SOL, 96 UNI, 3 BCH, 10 LTC, 65 LINK, 211,307 ADA, 1,202 AVAX, 135 DOT, and 34,898 MATIC to pay the foregoing Manager’s Fee.

Cash Resources and Liquidity

The Fund has not had a cash balance at any time since inception. When selling Fund Components and/or Forked Assets to pay Additional Fund Expenses on behalf of the Fund, the Manager endeavors to sell the exact amount of Fund Components and/or Forked Assets needed to pay expenses in order to minimize the Fund’s holdings of assets other than the Fund Components. As a consequence, the Manager expects that the Fund will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Fund is not a party to any off-balance sheet arrangements.

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Quarterly Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	6,192	6,252	6,231	6,231
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	(190)	54	(150)	155
Manager’s Fee, related party	(37)	(39)	(116)	(119)
Closing balance	5,965	6,267	5,965	6,267
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	5,965	6,267	5,965	6,267

Ether:
Opening balance	38,183	39,995	39,445	39,360
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	(1,346)	109	(2,123)	1,253
Manager’s Fee, related party	(229)	(246)	(714)	(755)
Closing balance	36,608	39,858	36,608	39,858
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	36,608	39,858	36,608	39,858

SOL:
Opening balance	131,108	115,791	123,916	111,216
Creations	-	-	-	-
Portfolio rebalancing(2)(3)(4)(5)(6)(7)	111	4,362	8,939	10,392
Manager’s Fee, related party	(813)	(737)	(2,449)	(2,192)
Closing balance	130,406	119,416	130,406	119,416
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	130,406	119,416	130,406	119,416

XRP:
Opening balance	-	-	-	-
Creations	-	-	-	-
Portfolio rebalancing(7)	16,538,863	-	16,538,863	-
Manager’s Fee, related party	(99,119)	-	(99,119)	-
Closing balance	16,439,744	-	16,439,744	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	16,439,744	-	16,439,744	-

ADA:
Opening balance	11,155,053	11,171,682	11,194,903	10,916,583
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)	(318,034)	133,890	(216,561)	530,853
Manager’s Fee, related party	(67,219)	(69,443)	(208,543)	(211,307)
Closing balance	10,769,800	11,236,129	10,769,799	11,236,129
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	10,769,800	11,236,129	10,769,799	11,236,129

AVAX:
Opening balance	-	96,557	-	88,974
Creations	-	-	-	-
Portfolio rebalancing(3)(4)(5)(6)(7)	111,647	(96,557)	111,647	(87,772)
Manager’s Fee, related party	(669)	-	(669)	(1,202)
Closing balance	110,978	-	110,978	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	110,978	-	110,978	-

MATIC:
Opening balance	2,959,615	2,862,403	2,926,030	-
Creations	-	-	-	-
Portfolio rebalancing(5)(6)(7)	(2,959,008)	143	(2,887,850)	2,879,852
Manager’s Fee, related party	(607)	(17,592)	(38,180)	(34,898)
Closing balance	-	2,844,954	-	2,844,954
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	2,844,954	-	2,844,954

DOT:
Opening balance	-	-	-	328,187
Creations	-	-	-	-
Portfolio rebalancing(3)(4)	-	-	-	(328,052)
Manager’s Fee, related party	-	-	-	(135)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

LTC:
Opening balance	-	-	-	23,725
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)	-	-	-	(23,715)
Manager’s Fee, related party	-	-	-	(10)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

UNI:
Opening balance	-	-	-	232,687
Creations	-	-	-	-
Portfolio rebalancing(2)(3)(4)	-	-	-	(232,591)
Manager’s Fee, related party	-	-	-	(96)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

LINK:
Opening balance	-	-	-	158,987
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)	-	-	-	(158,922)
Manager’s Fee, related party	-	-	-	(65)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

BCH:
Opening balance	-	-	-	6,314
Creations	-	-	-	-
Portfolio rebalancing(1)(2)(3)(4)	-	-	-	(6,311)
Manager’s Fee, related party	-	-	-	(3)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

Number of Shares:
Opening balance	15,867,400	15,867,400	15,867,400	15,867,400
Creations	-	-	-	-
Closing balance	15,867,400	15,867,400	15,867,400	15,867,400

	As of March 31,
	2024	2023
Prices of digital assets on principal market
Bitcoin	$71,026.32	$28,467.79
Ether	$3,637.95	$1,828.98
SOL(2)	$200.17	$20.98
XRP(7)	$0.63	N/A
ADA(1)	$0.65	$0.40
AVAX(3)(6)(7)	$54.13	N/A
MATIC(5)	N/A	$1.11

Principal Market NAV per Share(8)	$38.21	$16.48

Digital Asset Reference Rates(9)
Bitcoin	$70,948.73	$28,399.13
Ether	$3,632.98	$1,824.28
SOL(2)	$199.88	$20.91
XRP(7)	$0.63	N/A
ADA(1)	$0.65	$0.40
AVAX(3)(6)(7)	$53.87	N/A
MATIC(5)(7)	N/A	$1.11

NAV per Share(8)(10)	$38.16	$16.44

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
(4)
Effective July 7, 2022, following adoption of the DLCS Methodology, the Fund removed DOT, LTC, UNI, LINK and BCH from the Fund’s portfolio and sold the DOT, LTC, UNI, LINK and BCH holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(5)
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

(7)
Effective January 3, 2024, the Manager removed MATIC from the Fund’s portfolio and used the cash proceeds to purchase Avalanche and XRP and adjusted the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(8)
Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.
(9)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except AVAX, which were Old Indicative Prices. Effective July 1, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of March 31, 2024 are not directly comparable to the Digital Asset Reference Rates as of March 31, 2023.
(10)
Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the NAV per Share as of March 31, 2024 is not directly comparable to the NAV per Share as of March 31, 2023. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K for additional information.

For accounting purposes, the Fund reflects creations and the Fund Components receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of Fund Components is received. At this time, the Fund is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of March 31, 2024, the Fund had a net closing balance with a value of $605,517,995, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of March 31, 2024, the Fund had a total market value of $606,262,062, based on the principal market prices of the Fund Components.

As of March 31, 2023, the Fund had a net closing balance with a value of $260,872,831, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of March 31, 2023, the Fund had a total market value of $261,493,993, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share, based on the Digital Asset Reference Rate of each Fund Component, versus the Fund’s Principal Market NAV per Share, as calculated in accordance with GAAP from February 1, 2018 to March 31, 2024. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022. For more information on the determination of the Fund’s NAV, see “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Exchange Valuation” in the Fund’s Annual Report on Form 10-K.

Movement in the NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Feb-18
Apr-18
Jun-18
Jul-18
Sep-18
Nov-18
Jan-19
Mar-19
May-19
Jul-19
Sep-19
Nov-19
Jan-20
Mar-20
May-20
Jul-20
Sep-20
Nov-20
Jan-21
Mar-21
May-21
Jul-21
Sep-21
Nov-21
Jan-22
Mar-22
May-22
Jul-22
Sep-22
Nov-22
Jan-23
Mar-23
May-23
Jul-23
Sep-23
Nov-23
Jan-24
Mar-24
NAV per Share (Non-GAAP)
Principal Market NAV per Share

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for Bitcoin from April 1, 2019 to March 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. Effective July 1, 2022, the Digital Asset Reference Rate for Bitcoin is an Indicative Price for Bitcoin. As a result, the Digital Asset Rates for Bitcoin for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Bitcoin for periods prior to July 1, 2022. During the period from April 1, 2019 to March 31, 2024, the Digital Asset Reference Rate has ranged from $4,132.14 to $73,128.99, with the straight average being $27,043.97 through March 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended March 31, 2020	$8,471.60	$13,838.57	6/26/2019	$4,132.14	4/1/2019	$6,471.60	$6,471.60
Twelve months ended March 31, 2021	$20,225.08	$61,593.93	3/13/2021	$6,212.24	4/1/2020	$58,592.37	$58,592.37
Twelve months ended March 31, 2022	$46,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,646.21	$46,425.74	4/3/2022	$15,786.90	11/21/2022	$28,399.13	$28,399.13
Twelve months ended March 31, 2024	$36,451.58	$73,128.99	3/13/2024	$25,061.89	9/11/2023	$70,948.73	$70,771.38
April 1, 2019 to March 31, 2024	$27,043.97	$73,128.99	3/13/2024	$4,132.14	4/1/2019	$70,948.73	$70,771.38

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from April 1, 2019 to March 31, 2024. During such period, the price of Bitcoin has ranged from $4,133.74 to $73,517.19, with the straight average being $27,043.19 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$8,472.15	$13,849.81	6/26/2019	$4,133.74	4/1/2019	$6,474.20	$6,474.20
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79
Twelve months ended March 31, 2024	$36,445.22	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$71,026.32	$70,840.97
April 1, 2019 to March 31, 2024	$27,043.19	$73,517.19	3/13/2024	$4,133.74	4/1/2019	$71,026.32	$70,840.97

Ether

The following table illustrates the movements in the Digital Asset Reference Rate for Ether from April 1, 2019 to March 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Ether was an Index Price for Ether. Effective July 1, 2022, the Digital Asset Reference Rate for Ether is an Indicative Price for Ether. As a result, the Digital Asset Rates for Ether for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Ether for periods prior to July 1, 2022. During the period from April 1, 2019 to March 31, 2024, the Digital Asset Reference Rate has ranged from $109.83 to $4,776.32, with the straight average being $1,546.45 through March 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended March 31, 2020	$194.09	$350.60	6/26/2019	$109.83	3/16/2020	$133.55	$133.55
Twelve months ended March 31, 2021	$641.22	$1,987.17	2/20/2021	$130.15	4/1/2020	$1,900.34	$1,900.34
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
Twelve months ended March 31, 2023	$1,655.11	$3,492.35	4/4/2022	$913.51	6/18/2022	$1,824.28	$1,824.28
Twelve months ended March 31, 2024	$2,123.31	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$3,632.98	$3,568.89
April 1, 2019 to March 31, 2024	$1,546.45	$4,776.32	11/9/2021	$109.83	3/16/2020	$3,632.98	$3,568.89

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from April 1, 2019 to March 31, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,546.52 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$194.10	$350.76	6/26/2019	$110.29	3/16/2020	$133.58	$133.58
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
Twelve months ended March 31, 2023	$1,655.32	$3,493.00	4/4/2022	$913.24	6/18/2022	$1,828.98	$1,828.98
Twelve months ended March 31, 2024	$2,123.33	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,637.95	$3,564.53
April 1, 2019 to March 31, 2024	$1,546.52	$4,776.95	11/9/2021	$110.29	3/16/2020	$3,637.95	$3,564.53

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $66.72 through March 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.38	$254.78	11/6/2021	$79.97	3/14/2022	$123.03	$123.03
Twelve months ended March 31, 2023	$36.62	$137.47	4/1/2022	$8.37	12/29/2022	$20.91	$20.91
Twelve months ended March 31, 2024	$54.63	$199.88	3/31/2024	$14.73	6/15/2023	$199.88	$186.48
October 1, 2021 to March 31, 2024	$66.72	$254.78	11/6/2021	$8.37	12/29/2022	$199.88	$186.48

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2024. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $66.71 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.39	$254.44	11/6/2021	$79.97	3/14/2022	$122.97	$122.97
Twelve months ended March 31, 2023	$36.62	$137.51	4/1/2022	$8.29	12/29/2022	$20.98	$20.98
Twelve months ended March 31, 2024	$54.61	$200.17	3/31/2024	$14.76	6/15/2023	$200.17	$186.28
October 1, 2021 to March 31, 2024	$66.71	$254.44	11/6/2021	$8.29	12/29/2022	$200.17	$186.28

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from April 1, 2019 to January 3, 2021 and during the period from January 3, 2024 (when XRP was re-added to the Fund) to March 31, 2024. The Digital Asset Reference Rate for XRP is an Indicative Price for XRP. The Digital Asset Reference Rate for XRP has ranged from $0.14 to $0.73, with the straight average being $0.31 from the periods April 1, 2019 through January 3, 2021 and January 3, 2024 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended March 31, 2020	$0.29	$0.48	6/26/2019	$0.14	3/16/2020	$0.18	$0.18
April 1, 2020 to January 3, 2021	$0.27	$0.71	11/24/2020	$0.17	4/1/2020	$0.23	$0.23
January 3, 2024 to March 31, 2024	$0.58	$0.73	3/11/2024	$0.50	2/2/2024	$0.63	$0.63
April 1, 2019 to January 3, 2021 and January 3, 2024 to March 31, 2024	$0.31	$0.73	3/11/2024	$0.14	3/16/2020	$0.63	$0.63

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from April 1, 2019 to January 3, 2021 and during the period from January 3, 2024 (when XRP was re-added to the Fund) to March 31, 2024. The price of XRP has ranged from $0.14 to $0.73, with the straight average being $0.31 from the periods April 1, 2019 through January 3, 2021 and January 3, 2024 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$0.29	$0.48	6/26/2019	$0.14	3/16/2020	$0.18	$0.18
April 1, 2020 to January 3, 2021	$0.27	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.23
January 3, 2024 to March 31, 2024	$0.58	$0.73	3/11/2024	$0.50	2/2/2024	$0.63	$0.63
April 1, 2019 to January 3, 2021 and January 3, 2024 to March 31, 2024	$0.31	$0.73	3/11/2024	$0.14	3/16/2020	$0.63	$0.63

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to March 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.76 through March 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15
Twelve months ended March 31, 2023	$0.47	$1.20	4/5/2022	$0.24	12/29/2022	$0.40	$0.40
Twelve months ended March 31, 2024	$0.41	$0.77	3/11/2024	$0.24	9/11/2023	$0.65	$0.65
July 1, 2021 to March 31, 2024	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.65	$0.65

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 to March 31, 2024. Since the addition of the token to the Fund’s portfolio, the price of ADA has ranged from $0.24 to $2.99, with the straight average being $0.76 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15
Twelve months ended March 31, 2023	$0.47	$1.20	4/5/2022	$0.24	12/29/2022	$0.40	$0.40
Twelve months ended March 31, 2024	$0.41	$0.77	3/11/2024	$0.24	9/11/2023	$0.65	$0.65
July 1, 2021 to March 31, 2024	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.65	$0.65

Avalanche

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 3, 2024 (when AVAX was re-added to the Fund) to March 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. The Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $29.69 from the periods April 5, 2022 through January 4, 2023 and January 3, 2024 through March 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the constituent Digital Asset Exchanges included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to January 4, 2023	$25.92	$95.06	4/5/2022	$10.79	12/29/2022	$12.04	$12.04
January 3, 2024 to March 31, 2024	$41.35	$62.75	3/18/2024	$29.02	1/23/2024	$53.87	$54.60
April 5, 2022 to January 4, 2023 and January 3, 2024 to March 31, 2024	$29.69	$95.06	4/5/2022	$10.79	12/29/2022	$53.87	$54.60

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 3, 2024 (when AVAX was re-added to the Fund) to March 31, 2024. The price of AVAX has ranged from $10.76 to $93.01, with the straight average being $29.57 from the periods April 5, 2022 through January 4, 2023 and January 3, 2024 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to January 4, 2023	$25.77	$93.01	4/5/2022	$10.76	12/29/2022	$12.03	$12.03
January 3, 2024 to March 31, 2024	$41.32	$62.35	3/18/2024	$29.04	1/23/2024	$54.13	$54.62
April 5, 2022 to January 4, 2023 and January 3, 2024 to March 31, 2024	$29.57	$93.01	4/5/2022	$10.76	12/29/2022	$54.13	$54.62

Polygon

Effective October 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 5, 2022 to March 31, 2024. The Digital Asset Reference Rate for MATIC is an Indicative Price for MATIC. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for MATIC has ranged from $0.50 to $1.52, with the straight average being $0.85 through March 31, 2024.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 5, 2022 to March 31, 2023	$1.00	$1.52	2/17/2023	$0.76	12/30/2022	$1.11	$1.11
April 1, 2023 to January 3, 2024	$0.75	$1.18	4/16/2023	$0.50	9/11/2023	$0.86	$0.86
October 5, 2022 to January 3, 2024	$0.85	$1.52	2/17/2023	$0.50	9/11/2023	$0.86	$0.86

The following table illustrates the movements in the Digital Asset Market price of MATIC, as reported on the Fund’s principal market for MATIC, from the addition of the token to the Fund’s portfolio on October 5, 2022 to March 31, 2024. Since the addition of the token to the Fund’s portfolio, the price of MATIC has ranged from $0.50 to $1.52, with the straight average being $0.85 through March 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 5, 2022 to March 31, 2023	$1.00	$1.52	2/17/2023	$0.76	12/30/2022	$1.11	$1.11
April 1, 2023 to January 3, 2024	$0.75	$1.18	4/15/2023	$0.50	9/11/2023	$0.86	$0.86
October 5, 2022 to January 3, 2024	$0.85	$1.52	2/17/2023	$0.50	9/11/2023	$0.86	$0.86

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to March 31, 2024. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to March 31, 2024. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Manager’s motion to dismiss. On November 6, 2023, the Manager filed a motion for reargument of the Court’s order denying the Manager’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Manager’s motion for reargument, and on November 30, 2023, the Manager filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Manager filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Manager’s application for interlocutory appeal. On April 1, 2024, the Court denied the Manager’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The Manager and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Manager, DCG, Michael Sonnenshein and Barry Silbert, the Chief Executive Officer of DCG, in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Manager, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Manager filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Manager’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). On December 8, 2023, the Manager filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the parent company of the Manager, on a monthly basis during the three months ended March 31, 2024:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2024 - January 31, 2024	-	$-	-	$200.0
February 1, 2024 - February 29, 2024	-	-	-	200.0
March 1, 2024 - March 31, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through April 30, 2024, DCG had not purchased any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Amendment No. 3 to the Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on March 25, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024..

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024..

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Fund and the Manager concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Manager and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or a Liquidity Provider.

“Avalanche” or “AVAX”—A type of digital asset based on an open-source cryptographic protocol existing on the Avalanche network.

“Basket”—A block of 100 Shares.

“Basket Amount”—The sum of (x) the Fund Component Basket Amounts for all Fund Components, (y) the Forked Asset Portion and (z) the Cash Portion, in each case, as of such trade date.

“Bitcoin”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin network.

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

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of digital assets, which consists of transactions on electronic Digital Asset Trading Platforms.

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

“Ether”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum network.

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

“Fund Component Aggregate Liability Amount”—For any Fund Component and any trade date, a amount of tokens of such Fund Component equal to the sum of (x) all accrued but unpaid Fund Component Fee Amounts for such Fund Component as of 4:00 p.m., New York time, on such trade date and (y) the Fund Component Expense Amount as of 4:00 p.m., New York time, on such trade date.

“Fund Component Basket Amount”—As of any trade date, the amount tokens of such Fund Component required to be delivered in connection with each Creation Basket, as determined by dividing the amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date, after deducting the applicable Fund Component Aggregate Liability Amount, by the number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)) and multiplying the quotient so obtained for the Fund Component by 100.

“Fund Component Fee Amount”—For any day, the amount of tokens of each Fund Component payable as the Manager’s Fee.

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

“LLC Agreement”—The Second Amended and Restated Limited Liability Company Agreement establishing and governing the operations of the Fund, as amended by Amendments No. 1, No. 2, and No. 3 thereto, and as the same may be amended from time to time.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses, a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of Digital Asset Holdings.” See also “Item 1. Business—Investment Objective” for a description of the Fund’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the LLC Agreement, the term Digital Asset Holdings shall mean the NAV as defined herein.

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

Date: May 3, 2024

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.