Form 10-K
period 2024-06-30
Grayscale Digital Large Cap Fund LLC
filed 2024-09-06
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on December 31, 2023 as reported by the OTC Markets Group Inc. on that date: $254,392,798

Number of Shares of the registrant outstanding as of September 3, 2024: 15,867,400

i

DOCUMENTS INCORPORATED BY REFERENCE: None

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
•
the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the value of the Shares relating directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
the limited history of the Digital Asset Reference Rate;
•
because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates, and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share;
•
the possibility that the Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market;
•
the SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund;

•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity, or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity, or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
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
•
the Fund’s reliance on third-party service providers to perform certain functions essential to the affairs of the Fund and the challenges replacement of such service providers could pose to the safekeeping of the Fund Components and to the operations of the Fund;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 128.

This Annual Report supplements, and where applicable amends, the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

v

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

The Shares are quoted on OTC Markets Group Inc.’s OTCQX® Best Market (“OTCQX”) under the ticker symbol “GDLC.” Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. Shareholders that purchased Shares directly from the Fund and have held them for the requisite holding period in accordance with Rule 144 under the Securities Act may sell their Shares on OTCQX upon receiving approval from the Manager. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. We intend to seek to list the Shares on NYSE Arca sometime in the future. Any such listing will require NYSE Arca to first receive approval from the SEC. As a result, there can be no guarantee that we will be successful in listing the Shares on NYSE Arca. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—There is no guarantee that an active trading market for the Shares will continue to develop.”

At this time, the Fund is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Fund. In addition, the Fund may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result of these factors in addition to the holding period under Rule 144, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s NAV per Share, which may cause the Shares to trade at a substantial premium over, or substantial discount to, the value of the Fund’s NAV per Share.

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

For a discussion of risks relating to the deviation in the value of the Shares from the NAV per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of digital assets could have a material adverse effect on the value of the

Shares and the Shares could lose all or substantially all of their value,” “Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—The value of the Shares relates directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations due to a number of factors,” “Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets and, consequently, the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.”

On July 21, 2020, the Fund registered with the Authority under the Private Funds Act (reference number: 1688783).

Investment Objective

The Fund’s investment objective is for the value of the Shares (based on NAV per Share) to reflect the value of the digital assets held by the Fund (the “Fund Components”) as determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Since July 1, 2022, the Fund Components have consisted of the digital assets that make up the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”).

The digital assets that make up the DLCS (the “Index Components”) are drawn from the universe (the “Index Universe”) of investable digital assets meeting the following criteria, (i) the digital asset must be ranked in the top 250 in the Index Provider’s Digital Asset Classification Standard (“DACS”) report, (ii) custodian services for the digital asset must be available from Coinbase Custody, a division of Coinbase Global Inc., and must be accessible to U.S. investors, (iii) the digital asset must not be a stablecoin or categorized as a meme coin as determined by the Index Provider and (iv) the digital asset must have been listed on a Constituent Trading Platform for a minimum of 30 days leading up to the Index Rebalancing Period.

The Index Provider applies market capitalization, liquidity and data availability criteria to the digital assets in the Index Universe in order to arrive at between five and ten digital assets that, in the Index Provider’s judgment, represent a diversified benchmark for the largest and most liquid digital assets in the digital asset market (the “Large Cap sector”), rather than exposure to all digital assets in the Index Universe. The respective weightings of the Index Components within the DLCS are determined by the Index Provider based on market capitalization criteria, and are referred to as the “Index Weightings.” The process followed by the Index Provider to determine the Index Universe, the Index Components and their respective Index Weightings is referred to as the “DLCS Methodology.” The Fund seeks to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market. Because Index Components target the Large Cap sector and are included in the DLCS in accordance with market capitalization and liquidity criteria, as of June 30, 2024, the DLCS covered approximately 83% of the market capitalization of the entire digital asset market, excluding stablecoins and meme coins, based on data provided by the Index Provider calculated using data from CoinMarketCap.com. Additionally, as of June 30, 2024, the DLCS covered approximately 92% of the market capitalization of the Index Universe.

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

To date, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Fund Components, less the Fund’s expenses and other liabilities, but have instead traded at both premiums and discounts to such value, which at times have been substantial. In the event the Shares trade at a substantial premium or discount, investors who purchase Shares on OTCQX will pay substantially more or less, respectively, for their Shares than investors who purchase Shares in the private placement. There can be no assurance that the value of the Shares (based on NAV per Share) will reflect the value of the Fund Components as determined by reference to their respective Digital Asset Reference Rates and Weightings, less the Fund’s expenses and other liabilities. This may happen for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, the lack of an ongoing redemption program, any halting of creations by the Fund, Fund Component price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global trading platform market for trading the Fund Components. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Fund Components, less the Fund’s expenses and other liabilities, and the Fund may be unable to meet its investment objective for the foreseeable future.

For example, from July 1, 2022 to June 30, 2024, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s NAV per Share based on the DLCS Methodology. From July 1, 2022 to June 30, 2024, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 63% based on the DLCS Methodology and the average discount was 43% based on the DLCS Methodology. As of June 28, 2024, the last business day of the period, the Fund’s Shares were quoted on OTCQX at a discount of 31% to the Fund’s NAV per Share based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between July 1, 2022 to June 30, 2024, has been quoted at a discount on 501 days.

From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s NAV per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Over the same period, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 42% based on the Target Coverage Ratio Methodology and the average discount was 22% based on the Target Coverage Ratio Methodology. Moreover, from November 22, 2019 to June 30, 2022, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between November 22, 2019 to June 30, 2022, has been quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology.

All references to the NAV and NAV per Share of the Fund for periods subsequent to July 1, 2022 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022. All references to the NAV and NAV per Share of the Fund for periods prior to July 1, 2022 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology prior to the adoption of the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

Digital Asset Reference Rates

The Fund values its digital assets for operational purposes by reference to Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Since July 1, 2022, upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component is the reference rate used by the Index Provider to constitute the DLCS. Since July 1, 2022, the Digital Asset Reference Rate used by the Index Provider for each Index Component has been a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 60-minute period derived from data collected from Constituent Trading Platforms (such price, an “Indicative Price”). As such, since July 1, 2022, the Digital Asset Reference Rate for each Fund Component has been an Indicative Price.

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

Prior to July 1, 2022, the Digital Asset Reference Rates used to calculate the NAV and NAV per Share of the Fund were volume-weighted average prices in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Trading Platforms trading such Fund Component selected by the Reference Rate Provider (each such price, an “Old Indicative Price”) or an Index Price based on the relevant Old Indicative Price for such Fund Component and calculated in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. All references to the NAV and NAV per Share of the Fund in this Annual Report for periods prior to July 1, 2022 have been calculated using such Index Prices and/or Old Indicative Prices. All references to the NAV and NAV per Share of the Fund in this Annual Report for periods subsequent to July 1, 2022 have been calculated using Indicative Prices.

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

Index Universe

The Index Components are drawn from the Index Universe, which is determined based on the following criteria: (i) the digital asset must be ranked in the top 250 in the Index Provider’s DACS report, (ii) custodian services for the digital asset must be available from Coinbase Custody, a division of Coinbase Global Inc., and must be accessible to U.S. investors, (iii) the digital asset must not be a stablecoin or categorized as a meme coin as determined by the Index Provider and (iv) the digital asset must have been listed on a Constituent Trading Platform for a minimum of 30 days leading up to the Index Rebalancing Period.

Eligibility and Weighting

Under the DLCS Methodology and subject to the below, a digital asset included in the Index Universe will generally be eligible for inclusion in the DLCS as an Index Component, and thus the Fund’s portfolio as a Fund Component, if it satisfies market capitalization, liquidity and data availability metrics determined by the Index Provider. Digital assets will be included in the DLCS on a market capitalization-weighted basis. For example, a digital asset with a larger market capitalization will have a higher representation in the DLCS, and thus the Fund’s portfolio (unless the Manager excludes the digital asset from the Fund). Market capitalization refers to a digital asset’s market value, as determined by multiplying the amount of tokens of such digital asset in circulation by the market price of a token of such digital asset. The market price per token of a Fund Component will be determined by reference to the applicable Digital Asset Reference Rate. The market capitalization of any digital assets not in the DLCS, and therefore not held by the Fund, will be determined based on data that the Index Provider obtains directly from trading platforms and other service providers. Because the Fund creates Shares in exchange for Fund Components on a daily basis, the market capitalization of each Fund Component is calculated, and its Weighting therefore fluctuates daily in accordance with changes in the market price of such Fund Components. See “Valuation of Digital Assets and Determination of NAV.”

Inclusion of New Fund Components

In order for a new digital asset to qualify for inclusion in the DLCS, and thus the Fund’s portfolio during a Fund Rebalancing Period, it must be included in the Index Universe and be among the 20 highest ranked digital assets in the Index Universe by market capitalization. Such 20 digital assets are referred to as the “Selection Universe.” In order for a digital asset in the Selection Universe to be included in the Fund’s portfolio during a Fund Rebalancing Period, such digital asset must (i) have a current market capitalization that is at least 1.2 times the median current market capitalization of the Selection Universe, (ii) have a median daily value traded (“MDVT”) for the Index Rebalancing Period that is at least 1.2 times the MDVT of the Selection Universe for the Index Rebalancing Period, (iii) trade on at least three Constituent Trading Platforms as of the first day of the Index Rebalancing Period, (iv) have been included in the Selection Universe during the Index Rebalancing Period (as defined below) for the prior quarter, (v) the inclusion of such new digital asset will not result in the Fund holding more than ten Fund Components and (vi) such digital asset must have a minimum weight of 1.0% (collectively, the “Index Inclusion Criteria”). In the event that more than ten digital assets meet the Index Inclusion Criteria, the qualifying digital assets will be ranked by current market capitalizations. Those ranked below the top ten will be excluded.

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

Removal of Existing Fund Components

The DLCS, and therefore the Fund, is rebalanced on a quarterly basis according to the DLCS Methodology during a period beginning 14 days before the second business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). During each Index Rebalancing Period, a digital asset will be removed as an Index Component from the DLCS, and therefore removed from the Fund is also a Fund Component, if (A) (i) it is not included in the Selection Universe, (ii) it fails to be listed on at least three Constituent Trading Platforms, (iii) it has a current market capitalization that is less than 1.0 times the median current market capitalization of the Selection Universe, (iv) it has an MDVT for the Index Rebalancing Period that is less than 1.0 times the MDVT of the Selection Universe for the Index Rebalancing Period, or (v) such digital asset has a weight of less than 0.8% and (B) such removal would not result in the DLCS holding less than five Index Components (collectively, the “Removal Criteria”). For additional information, including regarding the exclusion of Index Components from the Fund, see “—Inclusion of New Fund Components” and “—Rebalancing.”

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

As part of determining whether use or trading of a digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, the Manager considers whether a particular digital asset that is included or eligible for inclusion in the Fund is a security for purposes of the federal securities laws. The Manager does this taking into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. The Manager also considers, solely as one input, the analytical framework developed by Coinbase, Inc., which has been adopted by the Crypto Ratings Counsel, an organization of which the Manager is a founding member. Finally, the Manager discusses the security status of each digital asset included in the Fund with its external counsel. Through this process the Manager believes that it is applying the proper legal standards in determining whether a particular digital asset is a security in light of the uncertainties inherent in the Howey and Reves tests, as opposed to a purely probabilistic or “risk based” standard. However, in light of these uncertainties and the fact-based nature of the analysis, the Manager acknowledges that a particular digital asset included in the Fund may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Manager’s prior conclusion; and the Manager’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security. In addition, in December 2020, the SEC brought charges against Ripple Labs, Inc. and two of its executives asserting that XRP was a security. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. As of September 3, 2024, the SEC had not yet filed a notice of appeal, although it may still do so. As of June 30, 2024, XRP represented approximately 1.50% of the Fund’s NAV. In June 2023, the SEC brought charges against Binance and Coinbase, two of the largest digital asset trading platforms, for alleged violations of a variety of securities laws. In their complaints, the SEC asserted that several digital assets were securities, including SOL, which represented approximately 3.72% of the Fund’s NAV as of June 30, 2024. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

The Manager does not intend to permit the Fund to hold any digital asset that the Manager determines is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because a federal court upholds an allegation that a digital asset is a security. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, when the Manager believes there to be good faith grounds to conclude that a particular digital asset is not a security, the Manager does not intend to exclude that digital asset from the Fund strictly on the basis that it could at some future point be determined to be a security. The Manager continues to believe that XRP and SOL are not securities and did not exclude such digital assets from the Fund following the assertions the SEC made in December 2020 and June 2023, respectively, that these digital assets are securities.

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

Illustrative Example

For the purposes of illustration, the digital assets that qualified for inclusion in the DLCS based on market capitalization were Bitcoin, XRP and Polkadot (DOT). The digital assets that qualified for inclusion based on liquidity were Bitcoin, XRP and Chainlink (LINK). The digital assets that qualified for inclusion based on eligible trading platforms were Bitcoin and Chainlink (LINK). Bitcoin was the only asset to pass the market capitalization, liquidity, and eligible trading platform thresholds.

While Bitcoin met the Index Inclusion Criteria, the Manager then sought to determine whether any of the aforementioned bases for exclusion applied:

i. none or few of the Authorized Participants or Service Providers has the ability to trade or otherwise support the digital asset: Because the Authorized Participant had the ability to trade Bitcoin during this Fund Rebalancing Period, it satisfied this criterion.

ii. the Manager believes that, based on current guidance, use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions: Bitcoin raised no such concern and therefore satisfied this criterion.

iii. the underlying code contains, or may contain, significant flaws or vulnerabilities: Bitcoin raised no such concern and therefore satisfied this criterion.

iv. there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset: Bitcoin raised no such concern and therefore satisfied this criterion.

v. for any other reason, in each case as determined by the Manager in its sole discretion: The Manager had no such reason and therefore, this Bitcoin satisfied this criterion.

Following this analysis, it was determined that Bitcoin should be included as a Fund Component.

Forked Assets

The Fund may from time to time hold positions in Forked Assets as a result of a fork, airdrop or similar event. Pursuant to the terms of the LLC Agreement, the Fund may take any lawful action necessary or desirable in connection with its ownership of Forked Assets. These actions may include (i) selling Forked Assets in the Digital Asset Markets and distributing the cash proceeds to shareholders, (ii) distributing Forked Assets in kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible, (iii) irrevocably abandoning Forked Assets and (iv) holding Forked Assets until the subsequent Fund Rebalancing Period, at which point the Manager may take any of the foregoing actions. The Fund may also use Forked Assets to pay the Manager’s Fee and Additional Fund Expenses, if any, as discussed below under “—Fund Expenses.”

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

For Forked Assets with respect to which the Manager takes an Affirmative Action to acquire such Forked Asset, the Manager currently expects that it would (a) distribute the Forked Asset in kind to an agent on behalf of shareholders of record on a specified record date for sale by such agent or (b) monitor the Forked Asset from the date of the relevant fork, airdrop or similar event, or the date on which the Manager becomes aware of such event, leading up to, but not necessarily until, the subsequent Fund Rebalancing Period. In the case of option (a), the shareholders’ agent would attempt to sell the Forked Asset, and if the agent is able to do so, remit the cash proceeds, net of expenses and any applicable withholding taxes, to the relevant record date shareholders. There can be no assurance as to the price or prices for any Forked Asset that the agent may realize, and the value of the Forked Asset may increase or decrease after any sale by the agent. See “Description of the Shares—Forked Assets.”

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

The Manager intends to evaluate each fork, airdrop or similar event on a case-by-case basis in consultation with the Fund’s legal advisers, tax consultants and the Custodian, and may, in its sole discretion, determine that a different course of action with respect to such event is in the best interests of the Fund. In the event the Manager decides to sell any Forked Assets, it would expect to execute the sale to or through an eligible financial institution that is subject to federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, which may include an Authorized Participant, a Liquidity Provider, or one or more of their affiliates. In either case, the Manager expects that an Authorized Participant or Liquidity Provider would only be willing to transact with the Manager on behalf of the Fund if an Authorized Participant or Liquidity Provider considered it possible to trade the Forked Asset on a Digital Asset Trading Platform or other venue to which the Authorized Participant or Liquidity Provider has access. Generally, any such Authorized Participant or Liquidity Provider would have access only to Digital Asset Trading Platforms or other venues that it reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

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

	Pre- Rebalancing Period	Post- Rebalancing Period
Fund Component 1
Hypothetical average price per Fund Component 1 held by the Fund	$10.00	$10.00
Hypothetical average weight of Fund Component 1 in the Fund	50.00%	33.33%
Hypothetical number of units of Fund Component 1 in the Fund	5.00	3.33
Hypothetical contribution of Fund Component 1 to NAV per Share (before fees)	$50.00	$33.33
Hypothetical units of Fund Component 1 bought (sold) during Fund Rebalancing Period	—	(1.67)
Fund Component 2
Hypothetical average price per Fund Component 2 held by the Fund	$10.00	$10.00
Hypothetical average weight of Fund Component 2 in the Fund	50.00%	33.33%
Hypothetical number of units of Fund Component 2 in the Fund	5.00	3.33
Hypothetical contribution of Fund Component 2 to NAV per Share (before fees)	$50.00	$33.33
Hypothetical units of Fund Component 2 bought (sold) during Fund Rebalancing Period	—	(1.67)
Fund Component 3
Hypothetical average price per Fund Component 3 held by the Fund	—	$10.00
Hypothetical average weight of Fund Component 3 in the Fund	—	33.33%
Hypothetical number of units of Fund Component 3 in the Fund	—	3.33
Hypothetical contribution of Fund Component 3 to NAV per Share (before fees)	—	$33.33
Hypothetical units of Fund Component 3 bought (sold) during Fund Rebalancing Period	—	3.33
Hypothetical NAV per Share (before fees)	$100.00	$100.0

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of June 30, 2024, each Share represented approximately 0.0004 of one Bitcoin, 0.0023 of one Ether, 0.0085 of one SOL, 1.0537 XRP, and 0.0072 of one AVAX. On July 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ethereum (“Ether”), Solana (“SOL”), XRP, and Avalanche (“AVAX”) met the inclusion criteria of the DLCS Index and adjusted their Index Weightings in accordance with the DLCS Methodology. Accordingly, the Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. As of July 3, 2024, following the rebalancing, each Share represented 0.0004 Bitcoin, 0.0023 Ether, 0.0088 SOL, 0.0075 AVAX, and 1.0633 XRP. The logistics of accepting, transferring and safekeeping of digital assets are dealt with by the Manager and the Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security. The Shares have certain other key characteristics, including the following:

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Fund and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Manager. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Manager believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Fund will not hold or employ any derivative securities. Furthermore, the value of the Fund’s assets will be reported each day on www.grayscale.com/crypto-products/grayscale-digital-large-cap-fund/.
•
Minimal Credit Risk. The Shares represent an interest in actual digital assets owned by the Fund. The Fund’s digital assets are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the digital assets for the Fund using offline storage, or “cold storage,” mechanisms to secure the Fund’s private key “shards.” The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Fund differentiates itself from many competing digital asset financial vehicles in the following ways:

•
Custodian. The Custodian that holds the private key shards associated with the Fund’s digital assets is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.
•
Cold Storage of Private Keys. The private key shards associated with the Fund’s digital assets are kept in cold storage, which means that the Fund’s digital assets are disconnected and/or deleted entirely from the internet. See “—Custody of the Fund’s Digital Assets” for more information relating to the storage and retrieval of the Fund’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.
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
•
Custodian Inspections. The Custodian has agreed to allow the Fund and the Manager to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.
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

In addition, the Fund may engage in any lawful activity necessary or desirable, including in order to facilitate shareholders’ access to Forked Assets or for Staking or lending the Fund Property, provided that such activities do not conflict with the terms of the LLC Agreement. At this time, however, the Fund does not currently engage in, nor does it intend to engage in, any Staking or lending activities related to the Fund Property. In the future, any value created from such activities will be included in the Principal Market NAV or NAV calculation, or will be used to pay the Fund’s expenses.

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

Any value created from Staking Activities, Governance Activities or lending activities involving the lending of Fund Components or Fund assets would be included in the Principal Market NAV or NAV calculation, or used to pay the Fund’s expenses.

Secondary Market Trading

While the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components as determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Trading Platforms. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The value of a digital asset is determined by the supply of and demand for such digital asset on Digital Asset Trading Platforms or in private end-user-to-end-user transactions. Digital assets can be used to pay for goods and services or can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Additionally, digital assets can be used to pay for transaction fees to miners, stakers or validators for verifying transactions on the Digital Asset Network. Digital Asset Networks can also be used for more complex purposes. For example, various Digital Asset Networks allow users to run smart contracts, which are general purpose code that autonomously executes on every computer on the relevant network and can instruct the transmission of information and value to facilitate, verify and enforce the negotiation and performance of contracts. On decentralized finance or “DeFi” applications, digital assets are also employed in financial services transactions such as borrowing, lending, custodying, trading, derivatives, asset management and insurance, without the intermediation of a central trusted party such as a bank, custodian, broker-dealer, securities exchange, investment adviser, clearinghouse or transfer agent.

Composition of the Digital Asset Market

As of June 30, 2024, there were thousands of digital assets tracked by CoinMarketCap.com, one of the most widely used price aggregators for digital assets.

The DLCS Methodology and the Fund use information that the Index Provider obtains directly from trading platforms and other service providers for purposes of assessing the total market capitalization of each Index Component and therefore each Fund Component.

Market capitalization of a digital asset is calculated by multiplying the existing reference price of the digital asset by the current circulating supply.

The first digital asset to gain mass adoption was Bitcoin. Bitcoin is currently the largest digital asset with a market capitalization of $1,235.9 billion as of June 30, 2024 and is widely considered the most prominent digital asset.

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

As of June 30, 2024, total market capitalization of the digital asset market was approximately $2,313.7 billion. The market value of the digital assets held by the Fund represented approximately 75.8%, or $1,754.4 billion, based on data from CoinMarketCap.com. The top digital assets by market capitalization that met the DLCS Methodology as of June 30, 2024 are detailed below:

Asset	Symbol	Market Cap (billions)	Circulating Supply (millions)	Maximum Supply (millions)
Bitcoin	BTC	$1,235.9	19.7	21.0
Ether	ETH	$412.6	120.2	N/A
Solana	SOL	$67.8	462.7	N/A
XRP	XRP	$26.5	55,688.3	100,000.0
Avalanche	AVAX	$11.6	394.1	715.7

Bitcoin

Bitcoin is a digital asset that is created and transmitted through the operations of the peer-to-peer Bitcoin network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin network allows people to exchange tokens of value, called Bitcoin, which are recorded on a public transaction ledger known as a blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms that trade Bitcoin or in individual end-user-to-end-user transactions under a barter system.

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

The supply of new Bitcoin is mathematically controlled so that the amount of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The amount of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain. Currently, the fixed reward for solving a new block is 3.125 Bitcoin per block and this is expected to decrease by half to become 1.5625 Bitcoin after the next 210,000 blocks have entered the Bitcoin network, which is expected to be mid-2028. This deliberately controlled rate of Bitcoin creation means that the amount of Bitcoin in existence will increase at a controlled rate until the amount of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of June 30, 2024, approximately 19.7 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Ethereum

Ethereum (“Ether”) is a digital asset that is created and transmitted through the operations of the peer-to-peer Ethereum network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum network, the infrastructure of which is collectively maintained by a decentralized user base. The Ethereum network allows people to exchange tokens of value, called Ether, which are recorded on a public transaction ledger known as a blockchain. Ether can be used to pay for goods and services, including computational power on the Ethereum network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Ethereum network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than Ether on the Ethereum network. Smart contract operations are executed on the Ethereum blockchain in exchange for payment of Ether. The Ethereum network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

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

Moreover, the Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of June 30, 2024, a majority of digital assets were built on the Ethereum network, with such assets representing a significant amount of the total market value of all digital assets.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of fees, paid in Ether, to validators.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0.” and eventually became known as the “Merge” to transition the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022 and the Ethereum network has operated on a proof-of-stake model since such time. As of June 30, 2024, following the Merge, approximately 2,550 are issued per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new Ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which Ether are removed from supply at a rate that varies with network usage. On occasion, the Ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new Ether issuances and could turn the Ether supply deflationary over the long term.

More recently, the Ethereum network and other smart contract platforms have been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. During the twelve months ended June 30, 2024, between $20 billion and $68 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum network.

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

The Avalanche network primarily uses a PoS consensus mechanism to incentivize AVAX holders to validate transactions. Unlike PoW, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in PoS, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. PoS is viewed as more energy efficient and scalable than PoW and is sometimes referred to as “virtual mining”.

Unlike with the Bitcoin blockchain, whereby every node validates every transaction, each Avalanche validator is only required to validate the “Primary Network,” which is comprised of three blockchains—the Exchange (X) Chain, the Platform (P) Chain, and the Contract (C) Chain—which each have a specific use. On the Exchange (X) Chain, AVAX and other assets exist and are traded. The Platform (P) Chain coordinates validators and creates subnets (as defined below). Finally, the Contract (C) Chain executes smart contracts.

Whereas all validators are required to validate the Primary Network and the three blockchains described above, active validators of the Primary Network may additionally elect to validate certain non-core blockchains (i.e., blockchains that are not fundamental to or necessary for the Avalanche network to operate) of the Avalanche network. Avalanche network users can create tokens and transact on these non-core blockchains (each such blockchain, a “subnet”) for specific applications and use cases. Transactions on these subnets are intended to be faster and less expensive than if they occurred on one single blockchain. The Primary Network then coordinates activities among the subnets. For example, a single DApp might utilize a subnet to facilitate its core transactions and functionalities, while being able to interact with other Avalanche DApps and subnets via the Primary Network. These efficiencies can be achieved because the Avalanche network uses subsets of validators to validate subnets, reducing the resources required to validate transactions across the entire ecosystem. Consequently, the Avalanche network is reportedly one of the fastest networks when measured by transaction time-to-finality at relatively low transaction costs. Nonetheless, Avalanche’s mechanisms to synchronize the Primary Network and subnets are new blockchain technologies that are not widely used. These mechanisms may not function as intended. For example, the Avalanche network may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying the Primary Network and subnets, including flaws that affect functionality of the Avalanche network or make the network vulnerable to attack.

Components of the Avalanche protocol were first conceived in a 2018 document by the pseudonymous “Team Rocket.” Development of the Avalanche network is overseen by Ava Labs Inc. (“Ava Labs”), a Delaware corporation headquartered in New

York, which was founded by Cornell University Professor Emin Gun Sirer and graduate student MaFan Yin to formalize the Avalanche protocol. Ava Labs administered the original network launch and token distribution.

Although Ava Labs and the associated Avalanche Foundation continue to exert significant influence over the direction of the development of Avalanche, the Avalanche network, like the Ethereum network, is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of AVAX.

XRP

XRP is a digital asset that was created by Chris Larsen, Jed McCaleb, Arthur Britto and David Schwartz (the “XRP Creators”) in 2012. Built out of the frustrations of Bitcoin’s utility for payments, the XRP ledger (the ledger to which XRP is native) is designed to be a global real-time payment and settlement system. The XRP Creators developed this unique digital asset to solve the scalability concerns that they believed were inherent in the structure of Bitcoin. In particular, XRP was created to improve the efficiency of payments. To this end, the open source code was designed to maximize speed, scalability, and stability.

For example, the XRP ledger can accommodate 1,500 transactions per second, as compared to the Bitcoin network, which can accommodate 6 to 7 transactions per second. This is, in part, because XRP is not mined like Bitcoin, but is designed for the ledgers to close in seconds based on a system of consensus. Further, because of the consensus methodology underlying the XRP design, network transaction fees are substantially lower than Bitcoin, typically less than $0.01.

Given the unique qualities of XRP and the natural suitability of this digital asset to solve the friction experience with payments, the XRP Creators started a company, Ripple, to further develop the ecosystem around XRP and build software solutions to address the friction in sending, processing, and sourcing liquidity for global payments. Thus, Ripple began as, and continues to be, a payments software company. Today, Ripple is focused on designing and deploying state-of-the-art and industry-leading software to enable banks and financial institutions to more easily effect cross-border payments. For maximum efficiency, Ripple’s software can integrate XRP to solve liquidity and value transfer challenges.

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

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. Following the court’s decision, major digital asset trading platforms announced that they would once again list XRP on their platforms, and subsequently, XRP met the inclusion criteria of the DLCS Index. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around whether or which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. The District Court entered a final judgment in the case on August 7, 2024. As of September 3, 2024, the SEC had not yet filed a notice of appeal, although it may still do so. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

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

Forks may also occur after a significant security breach. For example, in June 2016, a smart contract developed and deployed on the Ethereum network was hacked and approximately $60 million worth of Ether were stolen, which resulted in most participants in the Ethereum ecosystem electing to adopt a hard fork that effectively reversed the hack. However, a minority of users continued to develop the old blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain referred to as “ETC”. Ethereum Classic remains traded on several Digital Asset Trading Platforms.

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

Fund Component Value

Digital Asset Trading Platform Valuation

The value of digital assets is determined by the value that various market participants place on digital assets through their transactions. The most common means of determining the value of a digital asset is by surveying one or more Digital Asset Trading Platforms where the digital asset is traded publicly and transparently (e.g., Bitstamp, Coinbase, Crypto.com, Kraken, and LMAX Digital).

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, digital assets are traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or by the digital asset Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of June 30, 2024, the Digital Asset Trading Platforms included in the Digital Asset Reference Rates are Bitstamp, Coinbase, Crypto.com, Kraken, LMAX Digital. As further described below, the Manager and the Fund reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable U.S. federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

Bitstamp: A U.K.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services (“NYDFS”) BitLicense, as well as a money transmitter in various U.S. states.

Coinbase: A U.S.-based trading platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense, as well as a money transmitter in various U.S. states.

Crypto.com: A Singapore-based trading platform registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Crypto.com does not hold a BitLicense.

Kraken: A U.S.-based trading platform registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform registered as a broker with the Financial Conduct Authority (“FCA”). LMAX Digital does not hold a BitLicense.

The below tables reflect the trading volume in Fund Components and market share of the Fund Component-U.S. dollar trading pairs of each of the Digital Asset Trading Platforms included in the Digital Asset Reference Rates as of June 30, 2024, using data reported by the Reference Rate Provider from February 1, 2018 (the inception of the Fund’s operations) to June 30, 2024, unless otherwise stated:

Bitcoin Trading Platforms included in the Digital Asset Reference Rate as of June 30, 2024(1)	Volume (Bitcoin)	Market Share(2)
Coinbase	37,581,691	30.39%
LMAX Digital	9,763,031	7.90%
Crypto.com	1,403,569	1.14%
Total U.S. Dollar-Bitcoin trading pair	48,748,291	39.43%

(1)
Effective December 4, 2023, the Reference Rate Provider removed LMAX Digital as a Constituent Trading Platform used to calculate the Indicative Price for Bitcoin and added Crypto.com as a Constituent Trading Platform, due to Crypto.com exceeding LMAX Digital in trading volume for Bitcoin. Effective February 2, 2024, the Reference Rate Provider removed Kraken as a Constituent Trading Platform used to calculate the Indicative Price for Bitcoin and added LMAX Digital as a Constituent Trading Platform, due to LMAX Digital exceeding Kraken in trading volume for Bitcoin. Effective July 2, 2024, the Reference Rate Provider removed LMAX Digital as a Constituent Trading Platform used to calculate the Indicative Price for Bitcoin and added Kraken as a Constituent Trading Platform, due to Kraken exceeding LMAX Digital in trading volume for Bitcoin.
(2)
Market share is calculated using trading volume (in Bitcoin) provided by the Reference Rate Provider for certain Digital Asset Trading Platforms, including Coinbase, LMAX Digital, and Crypto.com, as well as certain other large U.S. dollar-denominated Digital Asset Trading Platforms that were not included in the Digital Asset Reference Rate as of June 30, 2024, including Binance.US (data included from April 1, 2020 through July 14, 2023), Bitfinex, Bitflyer (data included from December 24, 2018), Bitstamp, Bittrex (data included from July 31, 2018 through December 3, 2023), Bullish (data included from March 31,2024), Cboe Digital (data included from October 1, 2020 through December 31, 2024), FTX.US (data included from April 1, 2022 through November 12, 2022), Gemini, itBit, Kraken, LakeBTC (data included from from January 27, 2019 through May 6, 2021), HitBTC (data included from April 1, 2019 through March 31, 2020) and OKCoin (data included since inception through December 31, 2022).

Ether Trading Platforms included in the Digital Asset Reference Rate as of June 30, 2024(1)	Volume (Ether)	Market Share(2)
Coinbase	422,567,767	34.84%
LMAX Digital	73,620,833	6.07%
Crypto.com	34,980,599	2.88%
Total U.S. Dollar-Ether trading pair	531,169,199	43.79%

(1)
Effective November 2, 2023, the Reference Rate Provider removed Kraken as a Constituent Trading Platform used to calculate the Indicative Price for Ether and added Crypto.com as a Constituent Trading Platform, due to Crypto.com exceeding Kraken in trading volume for Ether. Effective February 2, 2024, the Reference Rate Provider removed LMAX Digital as a Constituent Trading Platform used to calculate the Indicative Price for Ether and added Kraken as a Constituent Trading Platform, due to Kraken exceeding LMAX Digital in trading volume for Ether. Effective May 2, 2024, the Reference Rate Provider removed Kraken as a Constituent Trading Platform used to calculate the Indicative Price for Ether and added LMAX Digital as a Constituent Trading Platform, due to LMAX Digital exceeding Kraken in trading volume for Ether.
(2)
Market share is calculated using trading volume (in Ether) provided by the Reference Rate Provider for certain Digital Asset Trading Platforms, including Coinbase, LMAX Digital, and Crypto.com, as well as certain other large U.S. dollar-denominated Digital Asset Trading Platforms that were not included in the Digital Asset Reference Rate as of June 30, 2024, including Bitstamp, Binance.US (data included from April 1, 2020 through October 14, 2023), Bittrex (data included from July 31, 2018 through December 3, 2023), Bitfinex, Bitflyer (data included from November 13, 2022), Cboe Digital (data included from October 1, 2020 through December 31, 2023), Gemini, HitBTC (data included from June 13, 2019 through March 31, 2020), itBit (data included from December 27, 2018), Kraken, OKCoin (data included from December 25, 2018 through December 31, 2022) and FTX.US (data included from July 1, 2021 through November 12, 2022).

SOL Trading Platforms included in the Digital Asset Reference Rate as of June 30, 2024(1)	Volume (SOL)	Market Share(2)
Coinbase	1,696,262,917	66.32%
Kraken	405,019,540	15.83%
LMAX Digital	25,673,612	1.00%
Total U.S. Dollar-SOL trading pair	2,126,956,069	83.15%

(1)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.
(2)
Market share is calculated using trading volume (in SOL) provided by the Reference Rate Provider for certain Digital Asset Trading Platforms, including Coinbase, Kraken and LMAX Digital, as well as certain other large U.S. dollar-denominated Digital Asset Trading Platforms that were not included in the Digital Asset Reference Rate as of June 30, 2024, including Binance.US (data included from October 1, 2021 through June 13, 2023), Bitfinex, Bitstamp (data included from January 1, 2023), Bittrex (data included from January 1, 2023 through December 3, 2023), Crypto.com (data included from October 31, 2022), Gate.io (data included from January 1, 2023 through July 2, 2023), Gemini (data included from March 1, 2022), itBit (data included from November 6, 2022), OKCoin (data included from March 22, 2022 through December 8, 2022), and FTX.US (data included from October 1, 2021 through November 10, 2022).

XRP Trading Platforms included in the Digital Asset Reference Rate as of June 30, 2024(1)	Volume (XRP)	Market Share(2)
Bitstamp	106,620,277,322	35.85%
Coinbase	72,598,818,507	24.41%
Kraken	37,254,406,142	12.53%
Total U.S. Dollar-XRP trading pair	216,473,501,971	72.79%

(1)
Effective January 4, 2024, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.
(2)
Market share is calculated using trading volume (in XRP) provided by the Reference Rate Provider for certain Digital Asset Trading Platforms, including Binance.US (data included from September 22, 2019 through January 12, 2021), Bitfinex, Bittrex (data included from March 20, 2019 through December 3, 2023), Crypto.com (data included from October 31, 2022), Gemini (data included from August 9, 2023), and LMAX Digital (data included from February 17, 2021).

AVAX Trading Platforms included in the Digital Asset Reference Rate as of June 30, 2024(1)	Volume (AVAX)	Market Share(2)
Coinbase	769,187,967	80.19%
Kraken	79,459,277	8.28%
Crypto.com	15,247,633	1.59%
Total U.S. Dollar-AVAX trading pair	863,894,877	90.06%

(1)
Effective January 4, 2024, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the DLCS Methodology.
(2)
Market share is calculated using trading volume (in AVAX) provided by the Reference Rate Provider for certain Digital Asset Trading Platforms, including Coinbase, Kraken and Crypto.com, as well as certain other large U.S. dollar-denominated Digital Asset Trading Platforms that were not included in the Digital Asset Reference Rate as of June 30, 2024, including Binance.US (data included from April 22, 2022 through June 26, 2023), Bitfinex (data included from April 22, 2022), Bitstamp (data included from April 22, 2022), Bittrex (data included from April 22, 2022 through December 3, 2023), FTX.US (data included from April 22, 2022 through November 11, 2023), and Gemini (data included from October 11, 2022).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms used to determine the Digital Asset Reference Rates vary. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although each Digital Asset Reference Rate is designed to accurately capture the market price of the digital asset it tracks, third parties may be able to purchase and sell such digital assets on public or private markets not included among the constituent Digital Asset Trading Platforms of such Digital Asset Reference Rate, and such transactions may take place at prices materially higher or lower than the Digital Asset Reference Rate. Moreover, there may be variances in the prices of digital assets on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms.

For example, based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of Bitcoin on any single Digital Asset Trading Platform included in the Digital Asset Reference Rate was 1.47% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Digital Asset Reference Rate was 1.33%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Digital Asset Reference Rate was 0.01%. Further, on any given day during the twelve months ended June 30, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of Ether on any single Digital Asset Trading Platform included in the Digital Asset Reference Rate was 2.80% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Digital Asset Reference Rate was 2.46%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Digital Asset Reference Rate was 0.02%. All Digital Asset Trading Platforms that were included in the relevant Digital Asset Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the relevant Digital Asset Reference Rate, investors may lose confidence in the Shares’ ability to track the market price of Fund Components.

Digital Asset Reference Rates

The Fund values its digital assets for operational purposes by reference to Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. Each Digital Asset Reference Rate is a U.S. dollar- or Bitcoin-denominated composite reference rate for the price of the applicable digital asset.

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

Prior to July 1, 2022, the Digital Asset Reference Rates used to calculate the NAV and NAV per Share of the Fund were an Old Indicative Price or an Index Price based on the relevant Old Indicative Price for such Fund Component and calculated in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. All references to the NAV and NAV per Share of the Fund in this Annual Report for periods prior to July 1, 2022 have been calculated using such Index Prices and/or Old Indicative Prices. All references to the NAV and NAV per Share of the Fund in this Annual Report for periods subsequent to July 1, 2022 have been calculated using Indicative Prices. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

The Manager believes the Reference Rate Provider’s selection process for Constituent Trading Platforms described below as well as, in the case of Index Prices, the methodology of each Index Price’s algorithm described below provides a more accurate picture of digital asset price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of digital asset prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the digital asset spot market. By referencing multiple trading venues and weighting them based on trade activity, the Manager believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

Constituent Trading Platform Selection

The Constituent Trading Platforms used to derive Digital Asset Reference Rates are selected by the Reference Rate Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For a trading platform to become a Constituent Trading Platform, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient USD or USDC liquidity relative to the size of the listed assets;
•
No evidence in the past 12 months of trading restrictions on individuals or entities that would otherwise meet the trading platform’s eligibility requirements to trade;
•
No evidence in the past 12 months of undisclosed restrictions on deposits or withdrawals from user accounts;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly known ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance in the US, including KYC (Know Your Customer), AML (AntiMoney Laundering) and other policies designed to comply with relevant regulations that might apply to it;

•
Be a trading platform that is licensed and able to service investors in one or more of the following jurisdictions:
o
United States
o
United Kingdom
o
European Union
o
Hong Kong
o
Singapore; and
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the criteria for inclusion. The Reference Rate Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Digital asset derivative markets are also not currently included. While the Reference Rate Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Reference Rate Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of digital asset derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Reference Rate Provider and the Manager have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Manager’s use of the Digital Asset Reference Rates that are Index Prices. The Reference Rate Provider may adjust the calculation methodology for a Digital Asset Reference Rate without notice to, or consent of, the Fund or its shareholders. The Reference Rate Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Reference Rate Provider has sole discretion over the determination of Digital Asset Reference Rates and may change the methodologies for determining the Digital Asset Reference Rates from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Digital Asset Reference Rates in the Fund’s current reports and will be notified of all other changes that the Manager considers significant in the Fund’s periodic or current reports. The Manager will determine the materiality of any changes to the Digital Asset Reference Rates on a case-by-case basis, in consultation with external counsel.

The Reference Rate Provider may change the trading venues that are used to calculate a Digital Asset Reference Rate or otherwise change the way in which a Digital Asset Reference Rate is calculated at any time. For example, the Reference Rate Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the criteria described above. The Reference Rate Provider does not have any obligation to consider the interests of the Manager, the Fund, the shareholders, or anyone else in connection with such changes. While the Reference Rate Provider is not required to publicize or explain the changes or to alert the Manager to such changes, it has historically notified the Fund of any material changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same in accordance with its index review and index change communication policies. The Manager will notify investors of any such material event by filing a current report on Form 8-K. Although the Digital Asset Reference Rate methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Reference Rate Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of Digital Asset Reference Rates

Since July 1, 2022, all of the Digital Asset Reference Rates have been Indicative Prices.

The Indicative Price is calculated by multiplying the average price on each Constituent Trading Platform by the trading volume on such Constituent Trading Platform for the prior 60 minutes as of 4:00 p.m., New York time, multiplied by the Constituent Trading Platform’s weighting based on trading volume relative to the other Constituent Trading Platforms included in the Reference Rate. Each Constituent Trading Platform is weighted relative to its share of trading volume to the trading volume of all Constituent Trading Platforms. As such, price inputs from Constituent Trading Platforms with higher trading volumes will be weighted more heavily in calculating the Indicative Price than price inputs from Constituent Trading Platforms with lower trading volumes. Price and volume inputs are weighted as received with no further adjustments made to the weighting of each trading platform based on market anomalies observed on a Constituent Trading Platform or otherwise.

Illustrative Example

For purposes of illustration, outlined below is an example using a limited number of trades.

Venue	Average Price	Volume	Notional	Weight	Indicative Price Contribution
Trading Platform 1	999.12	800	799,296	53.33%	532.60
Trading Platform 2	997.23	500	498,615	33.33%	332.25
Trading Platform 3	996.65	200	199,330	13.33%	132.82
Indicative Price	—	1,500	1,497,241	—	997.67

The Index Provider may also use Index Prices as the reference rate for an Index Component in the future, and if it does so, then the Manager will use an Index Price for the relevant Fund Component. When a Digital Asset Reference Rate is an Index Price, the Reference Rate Provider applies an algorithm to the trade data used to determine the Indicative Price. Each Digital Asset Reference Rate’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Trading Platforms:

•
Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in each Digital Asset Reference Rate, increasing the ability to execute against (i.e., replicate) such Digital Asset Reference Rate in the underlying spot markets.
•
Price-Variance Weighting: Each Digital Asset Reference Rate reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Trading Platforms. As the price at a Constituent Trading Platform diverges from the prices at the rest of the Constituent Trading Platforms, its weight in the Digital Asset Reference Rate consequently decreases.
•
Inactivity Adjustment: Each Digital Asset Reference Rate algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, its weighting in the Reference Rate is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform is gradually increased until it reaches the appropriate level.
•
Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Digital Asset Reference Rate only includes executed trades in its calculation. Additionally, each Digital Asset Reference Rate only includes Constituent Trading Platforms that charge trading fees in order to attach a real, quantifiable cost to any manipulation attempts.

The Reference Rate Provider re-evaluates the weighting algorithm on a periodic basis, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate each Index Price is not publicly available. Still, each Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Trading Platform that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Trading Platforms.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate an Index Price for a digital asset. For example, Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Coinbase, Kraken, LMAX Digital and Bitstamp. The Index Price algorithm, as described above, accounts for manipulation at the outset by only including data from executed trades on Constituent Trading Platforms that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Trading Platforms on the Index Price as follows:

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, an average hourly weighting of 67.06%, 11.88%, 14.57% and 6.49% for Coinbase, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Trading Platform’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 3-minute mark and continue to do so over a 7-minute period until its influence was effectively zero, 10 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index. Due to the period of inactivity, it would re-weight the Constituent Trading Platform activity to a weight lower than its original weighting—for example, to 12%.
•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each trading platform versus the cohort of trading platforms. The further the price at a constituent trading platform is from the mean price of the cohort, the less influence that trading platform’s price will have on the algorithm that produces the Index Price, as the trading platform data is discretely weighted in proportion to their variance from the rest of the trading platforms on a per-second basis and there is no minimum threshold the variance must meet for this adjustment to take place. For example, assume that for a one-hour period, the digital asset’s execution prices on one Constituent Trading Platform were trading more than 7% higher than the average execution prices on another Constituent Trading Platform. The algorithm will automatically detect the anomaly (price variance) and reduce that specific Constituent Trading Platform’s weighting during that one-hour period, ensuring a reliable spot reference price that is unaffected by the localized event and that is reflective of broader market activity.

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
2.
Digital Asset Reference Rate = The price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date (the “Secondary Digital Asset Reference Rate”). The Secondary Digital Asset Reference Rate is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Reference Rate Provider”). The Secondary Digital Asset Reference Rate is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Digital Asset Reference Rate for the relevant Fund Component becomes unavailable, or if the Manager determines in good faith that the Secondary Digital Asset Reference Rate does not reflect an accurate price for such Fund Component, then the Manager will, on a best efforts basis, contact the Secondary Reference Rate Provider to obtain the Secondary Digital Asset Reference Rate directly from the Secondary Reference Rate Provider. If after such contact the Secondary Digital Asset Reference Rate remains unavailable or the Manager continues to believe in good faith that the Secondary Digital Asset Reference Rate does not reflect an accurate price for such Fund Component, then the Manager will employ the next rule to determine the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.
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

In addition, many Digital Asset Networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets. Any similar attacks on a Digital Asset Network underlying a Fund Component that impacts the ability to transfer such Fund Component could have a material adverse effect on the price of such Fund Component and the value of the Shares.

Market Participants

Miners and Proof-of-Work

Miners range from digital asset enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to solve blocks (in the case of PoW) or stake coins (in the case of PoS). When a pool mines a new block, the pool operator receives the digital asset and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to mine such block. Mining pools provide participants with access to smaller, but steadier and more frequent, digital asset payouts.

Under a PoW ecosystem, miners, through the use of a software program, engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm transactions included in that block’s data. The mathematical solution to add, or “solve,” a block is called a hash. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are incentivized to participate in PoW ecosystems because the addition of a block creates new tokens of the applicable digital asset, which are awarded to miners that successfully solve the block.

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

Validators and Proof-of-Stake

Unlike PoW, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in PoS, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins.

A validator is a node on a PoS blockchain that is responsible for securing the network, storing the history of transactions and confirming the validity of new transactions added to the next block in the chain. On the Ethereum network, a validator must stake 32 Ether in order to participate in maintaining the network. When a validator confirms a transaction, the validator receives a fee, sometimes referred to as a block reward. Validators range from digital asset enthusiasts to professional operations that design and build dedicated machines and data centers. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees.

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

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of digital assets. Coinbase, Crypto.com, Kraken, LMAX Digital, and Bitstamp are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Fund, is a digital asset custodian that provides custodial accounts that store digital assets for users. As a Digital Asset Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for Digital Asset Networks.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of June 30, 2024, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While digital assets, including the Fund Components, have enjoyed some success in their limited history, the aggregate value of outstanding Fund Components, excluding Bitcoin, is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. Some industry groups have also created private, permissioned blockchains. For example, J.P. Morgan is developing a platform called Onyx, which is described as a blockchain-based platform designed for use by the financial services industry. Similar events may occur with other digital assets that are Fund Components.

Not a Regulated Commodity Pool

The Fund will not trade, buy, sell or hold digital asset derivatives, including digital asset futures contracts, on any futures trading platform. The Fund is authorized solely to take immediate delivery of actual digital assets or cash. The Manager does not believe the Fund’s activities are required to be regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended (“CEA”), as a “commodity pool” under current law, regulation and interpretation. The Fund will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold digital asset derivatives, including digital asset futures contracts, on any futures trading platform. Investors in the Fund will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures trading platform enforce its rules with respect to the Fund’s activities. In addition, investors in the Fund will not benefit from the protections afforded to investors in digital asset futures contracts on regulated futures trading platforms.

Government Oversight

The SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance and Coinbase, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including SOL, which is currently one of the Fund Components held by the Fund representing approximately 3.72% of the Fund’s NAV as of June 30, 2024. In addition, in December 2020, the SEC brought charges against Ripple Labs, Inc. and two of its executives asserting that XRP was a security. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. Following the court’s decision, major digital asset trading platforms announced that they would once again list XRP on their platforms, and subsequently, XRP met the inclusion criteria of the DLCS Index. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around whether or which digital assets are securities. The District Court entered a final judgment in the case on August 7, 2024. As of September 3, 2024, the SEC had not yet filed a notice of appeal, although it may still do so. As of June 30, 2024, XRP represented approximately 1.50% of the Fund’s NAV. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Fund to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In addition, as digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. However, the chair has subsequently stated that the SEC already has explicit authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against digital asset trading platforms during the first half of 2023. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies.

The SEC has taken steps to interpret its existing authorities as covering various digital asset activities. For example, the SEC has recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital

Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a Digital Asset Network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Trading Platforms.
•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Trading Platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.
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
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder will start to apply as of December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the United States and globally, or otherwise negatively affect the value of digital assets held by the Fund. The effect of any future regulatory change on the Fund or the digital assets held by the Fund is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.”

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

Beneficial Ownership Regime

Under the Beneficial Ownership Transparency Act (As Revised) of the Cayman Islands (the “BOTA”), unless a Cayman Islands entity is able to avail itself of an alternative route to compliance, it is required to take reasonable steps to identify its beneficial owners and certain intermediate holding entities, and to maintain a beneficial ownership register at its registered office in the Cayman Islands.

The Fund (or its subsidiaries) may be required to provide beneficial ownership information to its corporate services provider or other authorized contact of the Fund which, in turn, will provide such information to the competent authority in the Cayman Islands. Subscribers will be required, upon request by or on behalf of the Fund (or its subsidiaries), to provide such information and supporting documentation as is required in respect of the subscriber, its owners and/or controllers to satisfy the requirements, present or future, of the BOTA and to update such information and supporting documentation should any relevant change occur thereto.

As a private fund which is registered as such with the Authority, in lieu of maintaining a beneficial ownership register, the Fund is permitted to supply the contact details of an authorized contact, being a registered office services provider, a licensed fund administrator or another appropriately licensed Cayman Islands service provider (an “Authorized Contact”) that will be required to provide beneficial ownership information (on behalf of the Fund) to the competent authority, on request (from the competent authority), within 24 hours (or such longer period as is specified in the request).

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

Initially, each Share represented approximately 0.0005 of one Bitcoin, 0.0030 of one Ether, 1.1941 XRP, 0.0005 of one BCH and 0.0017 of one LTC. As of June 30, 2024, each Share represented approximately 0.0004 of one Bitcoin, 0.0023 of one Ether, 0.0085 of one SOL, 1.0537 XRP, and 0.0072 of one AVAX. The number of Fund Components required to create or, if permitted, to redeem a Basket is expected to gradually decrease over time due to the transfer or sale of the Fund’s Fund Components to pay the Manager’s Fee and any Additional Fund Expenses. The Shares are restricted shares and Authorized Participants may sell the Shares they purchase from the Fund to other investors only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share” The Manager will determine the Fund’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Manager will also determine the NAV per Share, which equals the NAV of the Fund divided by the number of outstanding Shares. Each business day, the Manager will publish the Fund’s NAV and NAV per Share on the Fund’s website, www.grayscale.com/crypto-products/grayscale-digital-large-cap-fund/, as soon as practicable after the Fund’s NAV and NAV per Share have been determined by the Manager. See “—Valuation of Digital Assets and Determination of NAV.”

Pricing information is available on a 24-hour basis from various financial information service providers or digital asset information sites, such as CoinMarketCap.com. The spot prices and bid/ask spreads for several digital assets may also be generally available directly from Digital Asset Trading Platforms, such as Bitstamp, Coinbase, Crypto.com, Kraken, and LMAX Digital.

The Fund has no fixed termination date.

Service Providers of the Fund

The Manager

The Fund’s Manager is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the

governing documents of the Manager, DCG, the sole member of the Manager, is not responsible for the debts, obligations and liabilities of the Manager solely by reason of being the sole member of the Manager.

The Manager is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Fund, and the Manager’s provision of services to the Fund will not be governed by the Investment Advisers Act or the CEA.

The Manager arranged for the creation of the Fund and the quotation of the Shares on OTCQX. As partial consideration for its receipt of the Manager’s Fee from the Fund, the Manager is obligated to pay the Manager-paid Expenses. The Manager also paid the costs of the Fund’s organization and the cost of the initial sale of the Shares.

The Manager is generally responsible for the day-to-day administration of the Fund under the provisions of the LLC Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Fund to investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Fund each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Fund’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Fund’s digital assets, cash and/or Forked Assets, as needed to pay the Manager’s Fee and any Additional Fund Expenses, (vi) upon dissolution of the Fund, distributing the Fund’s remaining digital assets (including Fund Components and/or Forked Assets) or the cash proceeds of the sale of digital assets, as well as any of the cash held by the Fund at such time, to the owners of record of the Shares and (vii) establishing the principal market for each Fund Component of the Fund for GAAP purposes. In addition, if there is a fork in the network of any Fund Component held by the Fund, the Manager will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such Fund Component and should therefore be considered the appropriate network for such Fund Component for the Fund’s purposes.

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

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Manager and Genesis Global Trading, Inc. (“Genesis”) agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Manager, the Fund and Genesis, pursuant to which Genesis assisted the Manager in distributing the Shares, as described further in “—Authorized Participants”. As a result, effective October 3, 2022, Genesis has no longer acted as the distributor and marketer of the Shares of the Fund.

Index License Agreement

The Reference Rate Provider and the Manager have entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Manager’s use of various indices for calculation of the Digital Asset Reference Rates that are Index Prices. The Reference Rate Provider may adjust the calculation methodology for a Digital Asset Reference Rate without notice to, or consent of, the Fund or its shareholders. Under the Index License Agreement, the Manager pays a monthly fee and a fee based on the NAV of the Fund to the Reference Rate Provider in consideration of its license to the Manager of Digital Asset Reference Rate-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Manager and the Reference Rate Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

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

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Manager and (iii) own a digital asset wallet address that is known to the Custodian as belonging to the Authorized Participant, or another entity that has been engaged to source digital assets (any such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Manager. Prior to October 3, 2022, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Manager and the Fund.

Effective October 3, 2022, the Manager entered into a Participant Agreement with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Fund, and terminated its participant agreement with Genesis, dated January 11, 2019, among the Manager, the Fund and Genesis, which provided the procedures for the creation of Shares. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Fund, but served as a Liquidity Provider to Grayscale Securities from October 3, 2022 through September 12, 2023.

As of the date of this Annual Report, Grayscale Securities is the only acting Authorized Participant. The Manager intends to engage additional Authorized Participants that are unaffiliated with the Fund in the future.

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

In its capacity as distributor and marketer, Grayscale Securities assists the Manager in developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website, www.grayscale.com/crypto-products/grayscale-digital-large-cap-fund/; and executing the marketing plan for the Fund. Grayscale Securities is an affiliate of the Manager.

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

Once generated, private keys are encrypted, separated into “shards” and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Fund, including the Fund itself.

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

Subject to obtaining regulatory approval to operate a redemption program and authorization of the Manager, the process of accessing and withdrawing Fund Components from the Fund to redeem a Basket by an Authorized Participant will follow the same general procedure as transferring Fund Components to the Fund to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation of Shares.”

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

In addition, if the Fund is wound up, liquidated and dissolved, the Manager will distribute to the shareholders any amounts of the cash proceeds of the liquidation of the Fund’s assets remaining after the satisfaction of all outstanding liabilities of the Fund and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Manager will determine. See “—Description of the LLC Agreement—Termination of the Fund.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Forked Assets; Appointment of Agent

Pursuant to the terms of the LLC Agreement, the Fund may take any lawful action necessary or desirable in connection with its ownership of Forked Assets. These actions may include (i) selling in the Digital Asset Markets Forked Assets and distributing the cash proceeds to shareholders, (ii) distributing Forked Assets in kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible, (iii) irrevocably abandoning Forked Assets and (iv) holding Forked Assets until the subsequent Fund Rebalancing Period, at which point the Manager may take any of the foregoing actions.

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

For Forked Assets with respect to which the Manager takes an Affirmative Action to acquire such Forked Asset, the Manager currently expects that it would (a) distribute the Forked Asset in kind to an agent on behalf of shareholders of record on a specified record date for sale by such agent or (b) monitor the Forked Asset from the date of the relevant fork, airdrop or similar event, or the date on which the Manager becomes aware of such event, leading up to, but not necessarily until, the subsequent Fund Rebalancing Period.

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

The Manager expects that any agent so appointed would not receive any compensation in connection with its role as agent, but would be entitled to receive from the record-date shareholders, out of the distributed Forked Assets, an amount of Forked Assets with an aggregate fair market value equal to the amount of administrative and other reasonable expenses incurred by the agent in connection with its activities as agent of the record-date shareholders, including expenses incurred by the agent in connection with any post-distribution sale of such Forked Assets. Should the Manager determine to distribute Forked Assets to an agent on behalf of shareholders to facilitate the distribution of Forked Assets in kind, the Manager currently expects to cause the Fund to appoint Grayscale Investments, LLC, acting other than in its capacity as Manager, to act in such capacity.

In the case of option (b), leading up to the subsequent Fund Rebalancing Period, if the sale of such Forked Asset is economically and technologically feasible, the Manager currently expects to cause the Fund to sell such Forked Asset and use the cash proceeds to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. If the sale of a

Forked Asset is either economically or technologically infeasible at the time of the next Fund Rebalancing Period, the Manager may cause the Fund to abandon or continue holding such Forked Asset until such time as the sale is economically and technologically feasible, as determined by the Manager, in its sole discretion. In addition, the Manager may determine that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio once it has been trading for three months and can thus meet the liquidity requirements of the DLCS Methodology. Should the Manager make such a determination, the Manager may, in its discretion, cause the Fund to continue to hold the Forked Asset until such time as the Manager determines to sell or abandon the Forked Asset or to include the Forked Asset in the Fund’s portfolio as a Fund Component. In the case of abandonment of Forked Assets, the Fund would not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets.

Creation of Shares

The Fund creates Shares at such times and for such periods as determined by the Manager, but only in one or more whole Baskets. A Basket equals 100 Shares. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Fund of the number of Fund Components represented by one Share immediately prior to such creation multiplied by 100. The Fund may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the LLC Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market” and “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

On a bi-weekly basis, the Fund aggregates the Shares that have been held for the requisite holding period under Rule 144 by non-affiliates of the Fund to assess whether the Rule 144 transfer restriction legends may be removed. Any Shares that qualify for the removal of the Rule 144 transfer restriction legends are presented to outside counsel, who may instruct the Transfer Agent to remove the transfer restriction legends from the Shares, allowing the Shares to then be resold without restriction, including on OTCQX Best Market. The outside counsel requires that certain representations be made, providing that:

•
the Shares subject to each sale have been held for the requisite holding period under Rule 144 by the selling shareholder;
•
the shareholder is the sole beneficial owner of the Shares;
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

The Fund will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Fund will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Fund, or the distribution by the Fund, of the amount of whole and fractional tokens of each Fund Component represented by each Basket being created plus cash representing the Forked Asset Portion, if any, and the Cash Portion, if any. The amount of tokens of each Fund Component required to be delivered in connection with a Basket is calculated by dividing the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting all accrued but unpaid Fund Component Fee Amounts for such Fund Component and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (in each case, determined using the applicable Digital Asset Reference Rate), by the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100. We refer to the amount of tokens of each Fund Component so obtained as the “Fund Component Basket Amount.” If the Fund holds any Forked Assets that can be reasonably valued in the sole discretion of the Manager, each Basket created will also require the delivery of an amount of cash determined by dividing the aggregate U.S. dollar value of all of such Forked Assets by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)) and multiplying the quotient so obtained by 100 (such product, the “Forked Asset Portion”). If the Fund holds any cash in U.S. dollars or other fiat currency, each Basket created will also require the delivery of an amount of U.S. dollars or other fiat currency (as converted into U.S. dollars at the applicable exchange rate as of 4:00 p.m., New York time, on each business day) determined by dividing the amount of cash held by the Fund by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Cash Portion”). The Manager will generally consider it possible to assign a reasonable value to a Forked Asset if such Forked Asset is traded on at least one trading platform meeting the guidelines of the Reference Rate Provider. We refer to the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund, the Forked Asset Portion, if any, and the Cash Portion, if any, as the “Basket Amount.”

All questions as to the calculation of the Basket Amount will be conclusively determined by the Manager and will be final and binding on all persons interested in the Fund. The Basket Amount multiplied by the number of Baskets being created or redeemed is the “Total Basket Amount.” Except as otherwise affected by a rebalancing of the Fund’s portfolio, the number of Fund Components represented by a Share will decrease over time as the Fund Components are used to pay the Fund’s expenses. Information regarding the Fund’s Fund Components per Share is posted to the Fund’s website daily at www.grayscale.com/crypto-products/grayscale-digital-large-cap-fund/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Manager and (iii) own digital asset wallet addresses and bank accounts that are recognized by the Manager and the Custodian as belonging to the Authorized Participant, or a Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”).

An investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount to the Authorized Participant. At this time, subscription amounts may be paid only in cash. After an Investor wires its cash, the Authorized Participant or Liquidity Provider purchases digital assets in the Digital Asset Markets or, to the extent the Authorized Participant or Liquidity Provider already hold the applicable digital assets, the Authorized Participant or Liquidity Provider may contribute such digital assets to the Fund. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next business day’s NAV and the risk of any price volatility in the digital assets during this time will be borne by the Authorized Participant or Liquidity Provider.

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

The following description of the procedures for the creation of Baskets is only a summary and shareholders should refer to the relevant provisions of the LLC Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Fund by placing a creation order with the Manager no later than 4:00 p.m., New York time, which the Manager will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from a digital wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider, to the Fund Accounts.

All creation orders are accepted (or rejected) by the Manager on the business day on which the relevant creation order is placed. If a creation order is accepted, the Manager will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant or Liquidity Provider must transfer the Total Basket Amount to the Fund no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of the Fund Components and U.S. dollars transferred by the Authorized Participant will be borne solely by the Authorized Participant or Liquidity Provider until such Fund Components and U.S. dollars have been received by the Fund.

Following receipt of the Total Basket Amount by the Custodian, the Transfer Agent will credit the number of Shares to the account of the Investor on behalf of which the Authorized Participant placed the creation order by no later than 6:00 p.m., New York time, on the trade date. The Authorized Participant may then transfer the Shares directly to the relevant Investor.

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Manager or its delegates make it for all practical purposes not feasible to process such creation orders. The Manager may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount, in the case of creations, or the Baskets to be redeemed, if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the transfer of the Total Basket Amount comes from an account other than a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or a Liquidity Provider, or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Manager or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

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

Valuation of Digital Assets and Determination of NAV

The Manager will evaluate the digital assets held by the Fund and determine the NAV of the Fund in accordance with the relevant provisions of the Fund Documents. The following is a description of the material terms of the Fund Documents as they relate to valuation of the Fund’s digital assets and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Fund’s financial statements.

At 4:00 p.m., New York time, on each business day, or as soon thereafter as practicable, the Manager will evaluate the digital assets held by the Fund and calculate and publish the NAV of the Fund. To calculate the NAV, the Manager will:

1.
For each Fund Component then held by the Fund:
a.
Determine the Digital Asset Reference Rate for the Fund Component as of such business day;
b.
Multiply the Digital Asset Reference Rate by the aggregate amount of tokens of the Fund Component held by the Fund as of 4:00 p.m., New York time, on the immediately preceding business day;
c.
Add the U.S. dollar value of the amount of tokens of the Fund Component receivable under pending Creation Orders, if any, as calculated by multiplying the applicable Fund Component Basket Amount by the applicable Digital Asset Reference Rate, and multiplying the result by the number of Baskets pending under such pending Creation Orders; and
d.
Subtract the U.S. dollar value of the amount of tokens of the Fund Component to be distributed under pending Redemption Orders, if any, as calculated by multiplying the applicable Fund Component Basket Amount by the applicable Digital Asset Reference Rate, and multiplying the result by the number of Baskets pending under such pending redemption orders;
2.
Calculate the sum of the resulting U.S. dollar values for all Fund Components then held by the Fund, as determined pursuant to paragraph 1 above;
3.
Add the aggregate U.S. dollar value of each Forked Asset then held by the Fund calculated by reference to a reputable Digital Asset Trading Platform as determined by the Manager or, if possible, a Digital Asset Reference Rate;
4.
Add (i) the amount of U.S. dollars then held by the Fund plus (ii) the amount of any U.S. dollars to be received by the Fund in connection with any pending creations;
5.
Subtract the amount of any U.S. dollars to be distributed under pending redemption orders;
6.
Subtract the U.S. dollar amount of accrued and unpaid Additional Fund Expenses, if any;
7.
Subtract the U.S. dollar value of the accrued and unpaid Manager’s Fee as of 4:00 p.m., New York time, on the immediately preceding business day (the amount derived from steps 1 through 7 above, the “NAV Fee Basis Amount”); and
8.
Subtract the U.S. dollar value of the accrued and unpaid Manager’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

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

The Manager will publish the Fund’s NAV and the NAV per Share on the Fund’s website as soon as practicable after its determination by the Manager. If the NAV and NAV per Share have been calculated using a price for a Fund Component or Forked Asset other than a Digital Asset Reference Rate, the publication on the Fund’s website will note the valuation methodology used and the price per digital asset held by the Fund resulting from such calculation.

In the event of a hard fork of the network for any Fund Component, the Manager will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as such network for such Fund Component and should therefore be considered the appropriate network for such Fund Component for the Fund’s purposes. The Manager will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Manager’s beliefs regarding expectations of the core developers, users, services, businesses, miners or validators and other constituencies and (ii) the actual continued acceptance of, mining or validating power on, and community engagement with the relevant network.

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

Expenses; Sales of Digital Assets

The Fund’s only ordinary recurring expense is expected to be the Manager’s Fee. Effective January 1, 2021, the Manager’s Fee was lowered to 2.5%. The Manager’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the Fund’s NAV Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. For any day that is not a business day or in a Fund Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 2.5% of the NAV Fee Basis Amount of the Fund from the most recent business day, reduced by the accrued and unpaid Manager’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighting for each Fund Component and dividing the resulting product for each Fund Component by the Digital Asset Reference Rate for such Fund Component on such day. We refer to the amount of tokens of each Fund Component payable as the Manager’s Fee for any day as a “Fund Component Fee Amount.” For any day that is not a business day or during a Fund Rebalancing Period for which the NAV Fee Basis Amount is not calculated, the amount of each Fund Component payable in respect of such day’s U.S. dollar accrual of the Manager’s Fee will be determined by reference to the Fund Component Fee Amount from the most recent business day. Payments of the Manager’s Fee will be made monthly in arrears.

Expenses to Be Paid by the Manager

The Fund pays the Manager’s Fee to the Manager. As partial consideration for its receipt of the Manager’s Fee from the Fund, the Manager shall assume and pay the following fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee; (iii) the Custodian Fee and fees for any other security vendor engaged by the Fund; (iv) the Transfer Agent fee; (v) the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vi) ordinary course legal fees and expenses; (vii) audit fees; (viii) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to registration and any other regulatory requirements in the Cayman Islands; (ix) printing and mailing costs; (x) costs of maintaining the Fund’s website; and (xi) applicable license fees (the “Manager-paid Expenses”).

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

Extraordinary and Other Expenses

The Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets); any indemnification of the Custodian or other agents, service providers or counterparties of the Fund; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”).

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

Dispositions of Fund Components and Forked Assets

The Fund will pay the Manager’s Fee to the Manager in Fund Components held by the Fund, in cash or in Forked Assets. In addition, the Fund will sell Fund Components to raise the funds needed for the payment of any Additional Fund Expenses or will pay Additional Fund Expenses in Fund Components held by the Fund, cash or Forked Assets. Fund Components, as well as the value of any cash or Forked Assets held by the Fund, will be the Fund’s sole source of funds to cover the Manager’s Fee and any Additional Fund Expenses. To cause the Fund to pay the Manager’s Fee, the Manager shall, instructing the Custodian as necessary, withdraw from the relevant Digital Asset Account the amount of tokens of each Fund Component equal to the Fund Component Fee Amount for such Fund Component and transfer such tokens of all Fund Components to the Manager’s account at such times as the Manager determines in its absolute discretion. To cause the Fund to pay the Additional Fund Expenses, if any, the Manager or its delegates shall, instructing the Custodian as necessary, (i) withdraw from the Digital Asset Accounts Fund Components in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. Dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components in kind to the Manager in satisfaction of such Additional Fund Expenses.

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

	Year
	1	2	3
Digital Asset 1
Hypothetical average price per Fund Component 1 held by the Fund	$10.00	$10.00	$10.00
Hypothetical average weight of Fund Component 1 in the Fund	50.00%	50.00%	50.00%
Contribution of Fund Component 1 to NAV per Share (before fees)	$5.00	$4.88	$4.75
Manager’s Fee	2.50%	2.50%	2.50%
Manager’s Fee Paid from Fund Component 1 on a per Share Basis	$0.13	$0.12	$0.12
Contribution of Fund Component 1 to NAV per Share (after fees)	$4.88	$4.75	$4.63

Digital Asset 2
Hypothetical average price per Fund Component 2 held by the Fund	$10.00	$10.00	$10.00
Hypothetical average weight of Fund Component 2 in the Fund	50.00%	50.00%	50.00%
Contribution of Fund Component 2 to NAV per Share (before fees)	$5.00	$4.88	$4.75
Manager’s Fee	2.50%	2.50%	2.50%
Manager’s Fee Paid from Fund Component 2 on a per Share Basis	$0.13	$0.12	$0.12
Contribution of Fund Component 2 to NAV per Share (after fees)	$4.88	$4.75	$4.63

	Year
	1	2	3
Impact on NAV
Hypothetical NAV per Share for Fund (before fees)	$10.00	$10.00	$10.00
Manager’s Fee	2.50%	2.50%	2.50%
Shares of Fund, beginning	100,000.00	100,000.00	100,000.00
Hypothetical value of Fund Components in Fund	$1,000,000.00	$975,000.00	$950,625.00
Beginning NAV of the Fund	$1,000,000.00	$975,000.00	$950,625.00
Value of Fund Components to be delivered to cover the Manager’s Fee	$25,000.00	$24,375.00	$23,765.63
Ending NAV of the Fund	$975,000.00	$950,625.00	$926,859.38
Ending NAV per Share	$9.75	$9.51	$9.27

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

Liability of the Manager and Indemnification

Neither the Manager nor the Fund insures the Fund’s digital assets. The Manager and its affiliates (each a “Covered Person”) will not be liable to the Fund or any shareholder for any loss suffered by the Fund which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Fund. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own actual fraud, willful misconduct, bad faith or gross negligence in the performance of its duties.

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

The LLC Agreement provides that in addition to any other requirements of applicable law, no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Fund unless two or more shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Fund selected the 10.0% ownership threshold because the Fund believed that this was a threshold that investors would be comfortable with based on market precedent.

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

Upon dissolution of the Fund and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or in digital assets, at the sole discretion of the Manager, after the Manager has sold the Fund’s Digital Assets, if applicable, and has paid or made provision for the Fund’s claims and obligations.

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

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Fund’s behalf, and the digital assets in the Digital Asset Accounts are considered fiduciary assets that remain the Fund’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the digital assets held in the Digital Asset Accounts, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as assets on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custodian Agreement also contains an agreement by the parties to treat the digital assets credited to the Fund’s Digital Asset Accounts as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Fund relies on third-party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose a challenge to the safekeeping of the Fund’s digital assets and to the operations of the Fund.”

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

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services provided by the Custodian. The Custodian has advised the Manager that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Fund Components, resulting from theft, including theft by employees of Coinbase or its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Manager does not know the amount of such capital reserves, and neither the Fund nor the Manager have access to such information. The Fund cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Fund’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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

Subject to any legal and regulatory requirements, in order to support the Fund’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to digital assets accounts owned by any Authorized Participant, or a Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Fund and Manager to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a digital asset address for deposits by Authorized Participants, or Liquidity Providers, and to initiate withdrawals to digital asset addresses controlled by Authorized Participants or Liquidity Providers.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Fund’s or the Manager’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place as the Fund or the Manager may reasonably request. The Custodian is obligated to notify the Fund and the Manager of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Fund and the Manager obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Fund, the Manager and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Fund may transfer a portion of its digital assets from one public key to another public key of the Fund.

The Fund, the Manager and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Fund’s Digital Assets.”

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

The AEOI Regulations require the Fund to, amongst other things (i) register with the IRS to obtain a Global Intermediary Identification Number (in the context of the U.S. IGA only), (ii) register with the TIA, and thereby notify the TIA of its status as a “Reporting Financial Institution,” (iii) adopt and implement written policies and procedures setting out how it will address its obligations under CRS, (iv) conduct due diligence on its accounts to identify whether any such accounts are considered “Reportable Accounts,” (v) report information on such Reportable Accounts to the TIA, and (vi) file a CRS Compliance Form with the TIA. The TIA will transmit the information reported to it to the overseas fiscal authority relevant to a reportable account (e.g., the IRS in the case of a US Reportable Account) annually on an automatic basis.

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

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the rules of the Code relating to foreign currency and (iii) may be held as a capital asset. The IRS subsequently has released two revenue rulings (the “Rulings”) and a set of “Frequently Asked Questions” (the “FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income, guidance with respect to the timing of recognition of Staking rewards and guidance with respect to the determination of the tax basis of digital assets. However, the Notice, the Rulings and the FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, although the Notice contemplates that rewards earned from “mining” will constitute taxable income, and one of the Rulings concludes that rewards from Staking similarly will constitute current taxable income, there is no guidance directly addressing amounts received in connection with digital assets lending activities, including with respect to whether and when engaging in Staking or digital asset lending might rise to the level of a trade or business. Similarly, there is no guidance addressing whether Staking activities might rise to the level of a trade or business. It is likely, however, that the IRS would assert that lending digital assets gives rise to current, ordinary income. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital asset may be adverse to the Fund. For example, ownership of a digital asset could be treated as ownership in an entity, in which case the consequences of ownership of that digital asset would depend on the type and place of organization of the deemed entity. Moreover, although the FAQs and one of the Rulings address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Rulings and the FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Rulings and the FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

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

Governmental plans, non-U.S. plans and certain church plans (collectively, “Non-ERISA Arrangements”), while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Fund under any such applicable similar laws or regulations before acquiring any Shares.

EACH PLAN FIDUCIARY OR FIDUCIARY OF A NON-ERISA ARRANGEMENT CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE MANAGER OR ANY OTHER PARTY RELATED TO THE FUND THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY, OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN OR NON-ERISA ARRANGEMENT SHOULD CONSULT WITH ITS OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE FUND, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN OR NON-ERISA ARRANGEMENT. NEITHER THIS DISCUSSION NOR ANYTHING IN THIS ANNUAL REPORT IS OR IS INTENDED TO BE INVESTMENT ADVICE DIRECTED AT ANY POTENTIAL PURCHASER THAT IS A PLAN OR NON-ERISA ARRANGEMENT, OR AT SUCH PURCHASERS GENERALLY.

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
•
Extreme volatility of trading prices that many digital assets, including the Fund Components, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
The value of the Shares is dependent on the acceptance of digital assets, which represent a new and rapidly evolving industry;
•
Digital assets may have concentrated ownership and large sales or distributions by holders of any one digital asset, or any ability to participate in or otherwise influence any one digital asset’s underlying network, could have an adverse effect on the market price of such digital asset;
•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
The value of the Shares relates directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations;
•
The limited history of the Digital Asset Reference Rate;
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates, and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share;
•
The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market;
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Fund’s NAV per Share;
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
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
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
•
If the Custodian resigns or is removed by the Manager, or otherwise, without replacement, it could trigger early termination of the Fund; and
•
The Fund relies on third-party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose a challenge to the safekeeping of the Fund’s digital assets and to the operations of the Fund.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of digital assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including those held by the Fund, have experienced extreme volatility throughout their existence, including in recent periods, and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022, when FTX, then a major Digital Asset Trading Platform, halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices have continued to fluctuate widely throughout 2023 and through the date of this Annual Report.

Extreme volatility in the future, including declines in the trading prices of the Fund Components, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the prices of the Fund Components and other digital assets, including a depreciation in value. The Fund is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the prices of the Fund Components. For additional information that quantifies the volatility of the Fund Component prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Fund Component Prices.”

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

Digital assets were only introduced within the past two decades, and some of the Fund Components were developed even more recently, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners, or validators, and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital Asset Networks and related protocols are in the early stages of development. Given the recency of the development of Digital Asset Networks and related protocols, digital assets and the underlying Digital Asset Networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of Digital Asset Networks and related protocols.

•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital assets held in the Digital Asset Account corresponding to that private key.
•
For Fund Components that operate on a PoW consensus model, digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or otherwise when the cost of electricity used in mining as compared to relevant digital asset prices makes mining that digital asset uneconomical.
•
Digital Asset Networks and related protocols are dependent upon the internet. A disruption of the internet or a Digital Asset Network or related protocol, would affect the ability to transfer digital assets, and, consequently, their value.
•
The acceptance of software patches or upgrades to a Digital Asset Network by a significant, but not overwhelming, percentage of the users, validators or miners in a Digital Asset Network, as applicable, could result in a “fork” in such Digital Asset Network’s blockchain, resulting in the operation of multiple separate blockchain networks.
•
Upgrades and other changes to a Digital Asset Network or related protocol may not be successful. For example, the Ethereum network has implemented and is in the process of implementing a series of software upgrades and other changes to its source code, including to material portions of the source code. These upgrades have and will result in new iterations of the Ethereum network. Although some upgrades to the Ethereum network and other Digital Asset Networks and related protocols have been successfully implemented, previously successful upgrades do not guarantee that future upgrades will be successful or be implemented as currently contemplated, and any failure to successfully implement future changes, or implement them as currently intended, could have a material adverse effect on the value of Ether and other current or future Fund Components, as applicable, and therefore have a material adverse effect on the value of the Shares.
•
Developers and other users of Digital Asset Networks and related protocols are in the process of developing and making significant decisions that will affect the supply, issuance and rights of such network’s or protocol’s digital assets, and in some cases other protocols that use or rely on that Digital Asset Network. For example, certain DeFi protocols built on Digital Asset Networks depend on a process known as “liquidity mining” to operate. Users who engage in liquidity mining contribute tokens to a DeFi protocol’s digital asset pools, or otherwise interact with the DeFi protocol, and receive tokens in proportion to their transaction activity. Decisions regarding liquidity mining in a DeFi protocol or among DeFi protocols, including decisions regarding liquidity mining reward amounts and distribution decisions, could lead to a decline in the support and price of such digital asset as well as the digital asset native to the underlying Digital Asset Network on which the DeFi protocol operates.
•
Moreover, in the past, flaws in the source code for Digital Asset Networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Digital Asset Networks and related protocols on which the Fund Components exist and rely could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take a Fund Component, which would adversely affect the value of the Shares. Moreover, functionality of the Digital Asset Network or protocol underlying a Fund Component may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for the relevant Fund Component. In addition, any reduction in confidence in the source code or cryptography underlying Digital Asset Networks and related protocols generally could negatively affect the demand for digital assets, including the Fund Components, and therefore adversely affect the value of the Shares.
•
The open-source structure of many Digital Asset Networks and related protocols, such as the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such Digital Asset Networks or protocols. As a result, the developers of and other contributors to a particular Digital Asset Network or protocol may lack a financial incentive to maintain or develop the Digital Asset Network or protocol, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular Digital Asset Network or protocol. If a Digital Asset Network or protocol does not have attractive policies on supply and issuance of its related digital asset, there may not be sufficient support for such Digital Asset Network or protocol, which could lead to a decline in the support and price of such digital asset.

Moreover, because digital assets have existed for a short period of time and are continuing to be developed, there may be additional risks to Digital Asset Networks and related protocols, and therefore to digital assets that are Fund Components, that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of digital assets.

The first digital asset, Bitcoin, was launched in 2009. Ether launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. Other Fund Components were developed even more recently. In general, Digital Asset Networks and related protocols represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Only a limited number of digital assets are selectively accepted by retail and commercial outlets, and use of digital assets by consumers remains limited. While the use of some digital assets to purchase goods and services from commercial or service businesses is developing, most digital assets have not yet been accepted in the use of commerce due to their infancy, price volatility, technological issues and/or because they may not be intended to be used for that purpose. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for digital asset transactions; process wire transfers to or from Digital Asset Trading Platforms, digital asset related companies or service providers; or maintain accounts for persons or entities transacting in digital assets.
•
Similarly, banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as miners, validators or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.
•
Certain privacy-preserving features have been or are expected to be introduced to a number of Digital Asset Networks and related protocols. If there is a concern that any such privacy-preserving features introduced to the Digital Asset Networks or related protocols of the Fund Components interfere with the performance of anti-money laundering duties and economic sanctions checks, trading platforms or businesses that facilitate transactions in digital assets on these networks may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and miners, or validators may switch to or adopt certain Digital Asset Networks or protocols at the expense of their engagement with other Digital Asset Networks and protocols, which may negatively impact those networks and protocols.

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of digital assets that rely on smart contracts.

Certain of the Fund Components rely on the use of smart contracts. Smart contracts are computer programs that run on a Digital Asset Network or related protocol that execute automatically when certain conditions are met. Because smart contract functions typically cannot be stopped or reversed, vulnerabilities in or unforeseen consequences of their programming can have damaging effects for the underlying Digital Asset Network or protocol and the value of digital assets that use or interact with such smart contracts. For example, in June 2016, a vulnerability in the smart contracts underlying a protocol that was deployed on the Ethereum network, The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of Ether from The DAO into a separate account. In the aftermath of the theft, certain developers of and core contributors to the Ethereum network pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of Ether dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of Ether, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of Ether being indefinitely frozen in an account. More recently, in 2022, a digital asset trader took advantage of an unintended vulnerability in the smart contracts of a DeFi protocol, Mango Markets, which led to roughly $110 million in various digital assets being withdrawn from the protocol.

Other smart contracts, such as bridges between separate Digital Asset Networks have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators, such that attackers syphoned over $3.8 billion worth of digital assets from 219 smart contract exploits in 2022, and $1.7 billion worth of digital assets from 231 exploits of smart contracts in 2023. Initial problems and continued problems with the development, design and deployment of smart contracts may have an adverse effect on the value of networks built on smart contract platforms or other digital assets that rely on smart contract technology, including digital assets held by the Fund, which could have a negative impact on the value of the Shares.

Layer 2 solutions underlying certain of the Fund Components were only recently conceived and may not function on their underlying, base-layer smart contract platforms as intended which could have an adverse impact on the value of the Fund Components and an investment in the Shares.

So-called “Layer 2” solutions are protocols built on top of an underlying smart contract platform blockchain, and intended to provide scalability to the underlying blockchain by increasing transaction efficiency. For example, Polygon is a smart contract platform protocol built on top of the Ethereum blockchain; it is intended to provide scalability to Ethereum by allowing users to transact on a variety of blockchains deployed on the Ethereum network. Under this model, Ethereum functions as the base layer, or “Layer 1” blockchain. As an example, the Polygon protocol offers developers sidechain, roll-ups and other Layer 2 solutions which can be tailored to an individual developer’s intended use case. Such solutions are intended to improve upon the transaction speed, cost and efficiency of transactions on their respective Layer 1. However, Layer 2 solutions have only been recently developed and may not function as intended.

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

Layer 2 solutions also present the possibility of fracturing liquidity of DeFi protocols that certain Fund Components rely on by splitting such liquidity among multiple, non-interoperable Layer 2 solutions, which could limit the DeFi application’s use case or reduce efficiency. Layer 2 solutions also rely, to various degrees, on the functionality of the underlying Layer 1 blockchain. It is possible that a disruption on the Ethereum blockchain, for example, could have a material adverse effect on the functioning of the Polygon network or the value of current or future Fund Components and an investment in the Shares.

ERC-20 tokens rely on the ERC-20 standard and the Ethereum blockchain to function and any adverse impact on the ERC-20 standard and/or the Ethereum blockchain could have an adverse impact on the value of certain digital assets held by the Fund and the value of the Shares.

Certain recent Fund Components were created using Ethereum Request for Comment 20 (“ERC-20”), a type of smart contract protocol standard on the Ethereum blockchain that allows users to create new digital assets. ERC-20 tokens are distinct from Ethereum because they can have their own unique set of features. However, because ERC-20 tokens are created on the Ethereum blockchain, they rely on the Ethereum blockchain for key functionalities such as storage, transfer and usage. As a result, vulnerabilities or attacks on the ERC-20 standard and/or the Ethereum blockchain more generally can cause vulnerabilities or attacks on ERC-20 tokens. For example, in February 2018, a vulnerability in the transfer of ERC-20 tokens was discovered that led to the loss of certain ERC-20 tokens, such as EOS, QTUM and Golem. In addition, in April 2018, many digital asset trading platforms halted trading of all ERC-20 tokens because of newly discovered vulnerabilities in the ERC-20 standard. Any future similar adverse impacts on the ERC-20 standard and/or the Ethereum blockchain could have an adverse impact on the value of ERC-20 tokens and/or the digital assets held by the Fund, which could in turn have an adverse impact on the value of an investment in the Shares.

Changes in the governance of a Digital Asset Network or protocol may not receive sufficient support from users, miners, or validators, which may negatively affect that Digital Asset Network’s or protocol’s ability to grow and respond to challenges.

The governance of some Digital Asset Networks and protocols, such as the Bitcoin and Ethereum networks, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

The foregoing notwithstanding, the underlying software for some Digital Asset Networks and protocols, such as the Bitcoin network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. Because the governance of these Digital Asset Networks and protocols, including those underlying certain of the Fund Components, is ultimately managed by the voluntary consensus and open competition, even Digital Asset Networks and protocols with a more centralized development team may be unable to successfully or efficiently implement beneficial updates to the network or protocol’s source code because a dispersed group of individuals, rather than a single, centralized actor, may be able to control network governance decisions.

On the other hand, to the extent that a significant majority of users, validators and/or miners do adopt amendments to a Digital Asset Network or protocol, such Digital Asset Network or protocol will be subject to new source code that may adversely affect the value of the digital asset. If a significant majority of users, miners, or validators were to adopt amendments to a Digital Asset Network or protocol, whatever the source, such network will be subject to new protocols that may adversely affect the utility or operations of the Digital Asset Network or protocol, and thus the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on Digital Asset Networks.

Some Digital Asset Networks and protocols, including several of the Fund Components’ underlying Digital Asset Networks and protocols, are supported by foundations and/or founding teams that may influence the development of the Digital Asset Networks or protocols and could adversely affect the value of the Fund Component.

Many Digital Asset Networks and protocols, including certain of the Fund Components’ Digital Asset Networks and protocols, are supported by foundations and/or founding teams. In contrast to Digital Asset Networks and protocols where governance decisions are largely made by a decentralized group of individuals, the development of such Digital Asset Network or protocol may be disproportionately influenced by these foundations and/or founding teams. For example, Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation support the Solana project and intend to advance the overall growth and development of the ecosystem. Therefore, Solana Labs and the Solana Foundation will generally be in control of proposing amendments to, and the development of the Solana network’s source code. To the extent Solana Labs and/or the Solana Foundation propose any amendments to the Solana network’s source code that are adopted by users of the Solana network, the Solana network will be subject to new source code that may adversely affect the value of SOL. In addition to SOL, certain of the other Fund Components also have Foundations and/or founding teams that support the development of the Fund Components’ Digital Asset Networks or protocols and may have interests that are different than a shareholder’s and the decisions made by such foundations and/or founding teams could have an adverse effect on the value of the Fund Component.

Digital Asset Networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many Digital Asset Networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which Digital Asset Networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given Digital Asset Network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given Digital Asset Network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a Digital Asset Network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As corresponding increases in throughput lag behind growth in the use of Digital Asset Networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2021, Bitcoin average daily transaction fees have ranged from $0.50 per transaction on January 8, 2023, to as high as $124.17 per transaction on April 20, 2024. As of June 30, 2024, Bitcoin average daily transaction fees stood at $1.63 per Bitcoin transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for digital assets (e.g., micropayments), and could reduce demand for, and the price of, digital assets, which could adversely impact the value of the Shares.

Moreover, the smart contract platform protocols underlying some of the Fund Components were only recently conceived and the technologies underlying the protocols may not function as intended, which could have an adverse impact on the value of the Fund Components and an investment in the Shares. In particular, Digital Asset Networks designed to utilize smart contracts rely on innovative scaling solutions designed to increase the efficiency of processing and throughput of smart contract transactions. For example, the Solana protocol, first conceived by Anatoly Yakovenko in a 2017 whitepaper, introduced PoH transaction ordering, which is intended to improve upon the more widely used PoS consensus mechanism utilized by many other smart contract-based Digital Asset Networks. PoH is intended to provide a transaction processing speed and capacity advantage over other PoS networks, like the Ethereum network, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

Like other public, permissionless Digital Asset Networks, PoH-based Digital Asset Networks and similar scaling solutions are new technologies that are not widely used, may not function as intended, and are subject to many of the same, or even more limitations as the Digital Asset Networks and protocols they seek to improve upon. For example, each may require more specialized equipment to operate or interact with and therefore fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying these scaling solutions including flaws that affect their functionality and make them even more vulnerable to attack than the Digital Asset Networks they seek to improve upon. For example, the Solana network has suffered a significant number of service disruptions. For example, on February 6, 2024, the Solana network experienced a significant disruption, later attributed to a bug in the core software which prevented validators from processing blocks, and was offline for over five hours.

The development of scaling solutions, including certain Digital Asset Networks that underly certain of the Fund Components is ongoing and any further disruption could have a material adverse effect on the value of the relevant Fund Components and an investment in the Shares. There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Digital Asset Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital Asset Networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital Asset Networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable Digital Asset Network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to a Digital Asset Network or related protocol is perceived as no longer contributing to such Digital Asset Network or protocol due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of such Fund Component, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of any one digital asset, or any ability to participate in or otherwise influence any one digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

Many digital assets have concentrated ownership. For example, as of June 30, 2024 the largest 100 Bitcoin wallets held approximately 16% of the Bitcoin in circulation, the largest 100 Ether wallets held approximately 23% of the Ether in circulation, the largest 100 SOL wallets held approximately 23% of the SOL in circulation, the largest 100 XRP wallets held approximately 94% of the XRP in circulation, and the largest 100 AVAX wallets held approximately 6% of the AVAX in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of digital assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of certain digital assets with highly concentrated ownership.

If the digital asset awards or transaction fees for recording transactions on the Digital Asset Network underlying a Fund Component are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners and validators may cease expanding processing power or demand high transaction fees, which could negatively impact the value of the Fund Components and the value of the Shares.

If the digital asset awards or the transaction fees for recording transactions on the Digital Asset Network of a Fund Component are not sufficiently high to incentivize miners or validators, as applicable, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners and validators may cease expending processing power to mine blocks and confirmations of transactions on the digital asset’s underlying Digital Asset Network could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining and validating operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining and validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining or validating operations are not sufficiently high, including due to an increase in electricity costs or a decrease in transaction fees, digital asset miners and validators are more likely to immediately sell digital assets earned by mining or validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners, or a reduction in staked digital assets by validators, could increase the likelihood of a malicious actor or botnet obtaining control on a Digital Asset Network. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain of such digital asset to adversely affect the value of the Shares or the ability of the Fund to operate.”

•
Miners and validators have historically accepted relatively low transaction confirmation fees on most Digital Asset Networks. If miners or validators demand higher transaction fees for recording transactions in a digital asset’s blockchain or a software upgrade automatically charges fees for all transactions on a Digital Asset Network, the cost of using such digital asset may increase and the marketplace may be reluctant to accept such digital asset as a means of payment. Miners or validators may demand higher transaction fees for a variety of reasons, including to compensate for reductions in the reward received for its involvement in producing a block on a Digital Asset Network as a result of the reward distribution policies of such Digital Asset Network or due to any reductions in the rate of creation of new digital assets included in the Digital Asset Network’s protocol.
•
Miners and validators could also collude in an anti-competitive manner to reject low transaction fees on a Digital Asset Network and force users to pay higher fees, thus reducing the attractiveness of the Digital Asset Network. Higher transaction fees resulting from collusion or otherwise may adversely affect the attractiveness of a Digital Asset Network, the value of the Fund Component and the value of the Shares.
•
To the extent that any miners or validators cease to record transactions that do not include the payment of a transaction fee in mined or validated blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Digital Asset Network of a digital asset until a block is mined by a miner, or validated by a validator, who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a Digital Asset Network.
•
Digital asset mining and validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining and validating operations. Additionally, miners and validators may be forced to cease operations during an electricity shortage or power outage, or when the cost of electricity as compared to mining, validating, or transaction fees makes conducting its operations uneconomical.
•
During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions or order the transactions in a manner that increases the validator’s profits, an incentive system known as “Maximal Extractable Value” (“MEV”). For example, in Digital Asset Networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by increasing the transaction fees offered to validators to process a particular transaction. Certain software solutions, such as Flashbots, have been developed to enable validators to capture MEV produced by these heightened fees. The use of an MEV incentive system may lead to an increase in transaction fees on the Ethereum network, which may diminish use of the Ethereum network. Users or other stakeholders on the Ethereum network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Ethereum network generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, and law enforcement has and may continue to charge users of who those who exploit MEV incentive systems with crimes, the threat of which could diminish the popularity of the Ethereum network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of Ether, protocols that use the Ethereum network and their associated digital assets, and the value of the Shares.

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority, or, in some cases, more than 33%, of the processing power dedicated to mining or the voting power to validate on a particular Digital Asset Network, it may be able to alter the relevant blockchain on which transactions in that digital asset rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet may not be able to generate new digital assets or transactions using such control, it may be able to “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing or validating power on the relevant Digital Asset Network or the digital asset community did not reject the fraudulent blocks as malicious, reversing any changes made to the relevant blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the relevant Digital Asset Network.

For example, in August 2020, the Ethereum Classic network, a PoW network, was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attack resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network, a PoW network, experienced a >50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network.

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

It is believed that certain mining pools and groups of validators have also collectively exceeded the 50% threshold on some Digital Asset Networks, such as the Bitcoin network. The crossing of the 50% threshold indicates a greater risk that a single mining pool or small group of mining pools, for example, could exert authority over the validation of digital asset transactions. This risk is heightened if over 50% of the processing or validating power on the Digital Asset Network falls within the jurisdiction of a single governmental authority, which could allow a government or government agency to regulate a significant number of miners or validators and achieve control over a significant amount of processing or validating power on a Digital Asset Network, and such risk may be significantly heightened for certain Digital Asset Networks, including the Ethereum network, if over 66% falls within such a jurisdiction. To the extent that such events occur on the Digital Asset Network of a Fund Component, if the network participants, including the core developers and the administrators of mining pools or groups of validators, do not act to ensure greater decentralization of mining processing or validating power of such network, the feasibility of a malicious actor obtaining control of the processing or validating power on such Digital Asset Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over a Digital Asset Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that a digital asset ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing or validating power on the relevant Digital Asset Network in this manner will remain heightened.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Many Digital Asset Networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users, validators and miners of the digital asset adopt the modification. When a modification is introduced and a substantial majority of users, validators and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users, validators and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Digital Asset Network and digital asset running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. In September 2022, the Ethereum network transitioned to a PoS model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as certain Ethereum miners and network participants planned to maintain the PoW consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work”.

Forks may also occur as a Digital Asset Network’s community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ethereum held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms.

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

In addition, many developers have previously initiated hard forks in the Bitcoin blockchain to launch new digital assets, such as Bitcoin Cash, Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond, as well as the Bitcoin Cash blockchain to launch a new digital asset, Bitcoin Satoshi’s Vision. To the extent such digital assets compete with a Fund Component, such competition could impact demand for such digital asset and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating or mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or miner, or validating or mining pools’ validating or hashing power to exceed 50% of the validating or processing power of a Digital Asset Network that retained or attracted less validating or mining power, thereby making Digital Asset Networks that rely on PoS, or PoW, more susceptible to attack.

Digital Asset Networks and related protocols may also be cloned. Unlike a fork of a Digital Asset Network, which modifies an existing blockchain and results in two competing Digital Asset Networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of digital assets at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Fund would be entitled to both versions of the digital asset running in parallel, the Manager will, as permitted by the terms of the LLC Agreement, determine which version of the digital asset is generally accepted as the network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Manager will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, following the DAO hack in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of a digital asset at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016. A clone may also adversely affect the price of a digital asset at the time of announcement or adoption.

A future fork in or clone of the Digital Asset Network of a Fund Component could adversely affect the value of the Shares or the ability of the Fund to operate.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to some group of users, such as the group that are holders of another digital asset, that such group will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they are part of that group.

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

In the event of a hard fork of the Digital Asset Network of a Fund Component, the Manager will, as permitted by the terms of the LLC Agreement, use its discretion to determine, in good faith, which Digital Asset Network, among a group of incompatible forks of such Digital Asset Network, is generally accepted as the Digital Asset Network for such digital asset and should therefore be considered the appropriate Digital Asset Network for the Fund’s purposes. The Manager will base its determination on a variety of then relevant factors, including, but not limited to, the Manager’s beliefs regarding expectations of the core developers of such Digital Asset Network, users, services, businesses, validators or miners and other constituencies, as well as the actual continued acceptance of, validating or mining power on, and community engagement with, such Digital Asset Network. There is no guarantee that the Manager will choose the Digital Asset Network or digital asset that is ultimately the most valuable fork, and the Manager’s decision may adversely affect the value of the Shares as a result. The Manager may also disagree with shareholders, security vendors and the Reference Rate Provider on what is generally accepted as such Digital Asset Network and digital asset going forward and should therefore be considered the Digital Asset Network and digital asset going forward for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

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

If the Digital Asset Networks of the digital assets held by the Fund are used to facilitate illicit activities, businesses that facilitate transactions in the Fund Components could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of the relevant Fund Components and the value of the Shares.

Digital Asset Networks have in the past been, and may continue to be, used to facilitate illicit activities. If a Digital Asset Network of a digital asset held by the Fund is used to facilitate illicit activities, businesses that facilitate transactions in such Fund Component could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such Fund Component could be removed from Digital Asset Trading Platforms. Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. If any of the Fund Components contain privacy-enhancing features, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse such Fund Component's network for such illicit purposes. Businesses that facilitate transactions in those Fund Components may be at increased risk of potential criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted another privacy-oriented digital asset, Zcash, and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused digital assets. Although neither trading platform disclosed the reasons for such delisting, and both trading platforms subsequently relisted Zcash, it is believed that they were the result of the privacy-enhancing features of the digital assets and there is a risk that digital asset trading platforms could remove any Fund Components containing privacy-enhancing features in the future. Any of the aforementioned occurrences could adversely affect the price of the relevant Fund Component, the attractiveness of the respective Digital Asset Network and an investment in the Shares of the Fund.

When the Fund and the Manager, acting on behalf of the Fund, sell or deliver, as applicable, digital assets, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or Liquidity Provider sources digital assets in connection with the creation of the Shares or facilitates transactions in digital assets at the direction of the Fund or the Manager, it directly faces its counterparty and, in all instances, the Authorized Participant or Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department’s Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Manager, the Fund, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Manager, the Fund, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Fund, it is a wholly owned subsidiary of DCG, and is an affiliate of the Fund and the Manager.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. Coinbase, Binance and Kraken all continue to litigate these charges against the SEC. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including the Fund Components, and thus the Shares. In addition, although these events did not have an impact directly on the Fund or the Manager when these bank failures occurred, it is possible that a future closing of a bank with which the Fund or the Manager has a financial relationship could subject the Fund or the Manager to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Fund or the Manager with bank accounts and banking services.

Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Manager, the Fund, their affiliates and/or the Fund’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of the Fund Components, or the failure of service providers to the Fund, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of digital assets and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, are not subject to, or may not comply with regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of digital asset trading.

Many Digital Asset Trading Platforms both in the United States and abroad are unlicensed, not subject to, or not in compliance with regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on DeFi platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Fund Components and/or negatively affect the market perception of the Fund Components.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in digital assets manipulating digital asset pricing; (3) hacking of the Digital Asset Networks and trading platforms; (4) malicious control of the Digital Asset Networks; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in digital assets, new sources of demand for digital assets) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of digital assets present in the Digital Asset Markets or cause distortions in the price of digital assets, among other things that could adversely affect the Fund or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of digital assets on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. In some instances, customers are made whole only in dollar terms as of the Digital Asset Trading Platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, including on the price of digital assets that are Fund Components, and therefore may be more likely to be targets of regulatory enforcement action. For example, in February 2014, Mt. Gox, the largest Digital Asset Trading Platform at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following an exploit that resulted in the loss of several hundred thousand Bitcoin. In the two weeks following the halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other trading platforms from around $795 to $578. Failure and shortcomings of large Digital Asset Trading Platforms have since continued; in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets, and in August 2016, it was reported that almost 120,000 Bitcoin then worth around $78 million were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Trading Platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based Digital Asset Trading Platform Youbit, suspended digital asset trading and filed for bankruptcy following an exploit that resulted in a loss of 17% of Yapian’s assets. In January 2018, the Japanese Digital Asset Trading Platform, Coincheck, was exploited, resulting in losses of approximately $535 million, and in February 2018, the Italian Digital Asset Trading Platform, Bitgrail, was exploited, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Trading Platforms, Binance, was exploited, resulting in losses of approximately $40 million. More recently, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

Exploits have also occurred on other smart contract platforms, including on some of the networks underlying the Fund Components. For example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana networks, led to a theft of $320 million worth of Ether. The attack focused on the smart contract function that validated or approved the creation of new wrapped Ethereum on the Solana network, allowing the attacker to create new wrapped Ethereum without locking Ethereum in a smart contract backing it. In addition, in August 2022, over 8,000 internet-connected “hot” Solana wallets were exploited, with millions of dollars’ worth of various digital assets stolen.
Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers may reduce confidence in Digital Asset Networks and result in greater volatility in the prices of digital assets. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating any of the Digital Asset Reference Rates may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

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
•
Manipulative trading activity on Digital Asset Trading Platforms, which, in many cases, are largely unregulated;
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
•
Fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;
•
The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•
Investment and trading activities of large investors that invest directly or indirectly in such digital asset;
•
An active derivatives market for such digital asset or for digital assets generally;
•
A determination that such digital asset is a security or changes in such digital asset’s status under the federal securities laws;
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
•
Interruptions in service from or closures or failures of major Digital Asset Trading Platforms;
•
Decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
•
Increased competition from other forms of digital assets or payment services; and
•
The Fund’s own acquisitions or dispositions of such digital asset, since there is no limit on the amount of tokens of any particular digital asset held by the Fund that it may acquire.

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

Digital Asset Trading Platforms may be exposed to front-running.

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Certain Digital Asset Networks and related protocols permit or enable the use of products or services that make earning the MEV more likely, which may include allowing miners, validators, or others as applicable, to front-run other users of the Digital Asset Network or related protocol. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash trading.

Digital Asset Trading Platforms may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve an exchange’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their tokens. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of the Fund Components and/or negatively affect the market perception of digital assets.

To the extent that wash trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about digital assets and the digital assets industry more broadly, which could adversely impact the price of a digital asset and, therefore, the price of the Shares. Wash trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

Digital Asset Reference Rates have a limited history and a failure of a Digital Asset Reference Rate could adversely affect the value of the Shares.

Each Digital Asset Reference Rate has a limited history and is an average reference rate calculated using volume-weighted trading price data from various Digital Asset Trading Platforms chosen by the Reference Rate Provider. The Digital Asset Trading Platforms chosen by the Reference Rate Provider have also changed over time. Although each Digital Asset Reference Rate is designed to accurately capture the market price of the digital asset it tracks, third parties may be able to purchase and sell such digital assets on public or private markets not included among the constituent Digital Asset Trading Platforms of such Digital Asset Reference Rate, and such transactions may take place at prices materially higher or lower than the Digital Asset Reference Rate. Moreover, there have been variances in the prices of digital assets on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms, in the past. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Fund Component Prices.”

For example, based on data provided by the Reference Rate Provider, on any given day during the twelve months ended June 30, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of Bitcoin on any single Digital Asset Trading Platform included in the Digital Asset Reference Rate was 1.47% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Digital Asset Reference Rate was 1.33%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Digital Asset Reference Rate was 0.01%. Further, on any given day during the twelve months ended June 30, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of Ethereum on any single Digital Asset Trading Platform included in the

Digital Asset Reference Rate was 2.80% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Digital Asset Reference Rate was 2.46%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Digital Asset Reference Rate was 0.02%. All Digital Asset Trading Platforms that were included in the relevant Digital Asset Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Digital Asset Reference Rates, investors may lose confidence in the Shares’ ability to track the market price of such digital asset, which could adversely affect the value of the Fund.

The Digital Asset Reference Rate used to calculate the value of a Fund Component may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations or selling activity following Basket redemptions, if permitted, may affect the relevant Digital Asset Reference Rate and Share trading prices, adversely affecting the value of the Shares.

The prices of digital assets on public Digital Asset Trading Platforms have a very limited history, and during this history, digital asset prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While each Digital Asset Reference Rate is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, each Digital Asset Reference Rate, and the price of digital assets generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility can adversely affect the value of the Shares.

Furthermore, because the number of Digital Asset Trading Platforms is limited, each Digital Asset Reference Rate will necessarily be calculated by reference to a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Reference Rate Provider would have limited ability to remove such Digital Asset Trading Platform from the group of trading venues used by it to calculate the relevant Digital Asset Reference Rate, which could skew the price of the digital asset as represented by such Digital Asset Reference Rate. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of one or more digital assets and, therefore, could have an adverse effect on the value of the Shares.

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

Investors may invest in digital assets through means other than an investment in the Shares, including through direct investments in digital assets and other potential financial vehicles, possibly including securities backed by or linked to one or more digital assets and digital asset financial vehicles similar to the Fund. Market and financial conditions, and other conditions beyond the Manager’s control, may make it more attractive to invest in other financial vehicles or to invest in such digital assets directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of one or more digital assets are formed and represent a significant proportion of the demand for any particular digital asset, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding such digital asset, could negatively affect any of the Digital Asset Reference Rates, the NAV, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Moreover, any reduced demand for Shares of the Fund may cause the Shares of the Fund to trade at a discount to the NAV per Share.

Prices of the Fund Components may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While no stablecoin is an Index Component, and therefore the Fund does not invest in stablecoins, the Fund may nonetheless be exposed to these and other risks that stablecoins pose for the market for digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to the value of a reference asset, normally a fiat currency such as the U.S. dollar. Although the prices of stablecoins are intended to be stable compared to their reference asset, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. Regulators have also charged stablecoin issuers with violations of law or otherwise required certain stablecoin issuers to cease certain operations. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the market for the Fund Components. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” In another example, the District Court for the Southern District of New York denied defendants’ motion to dismiss an SEC complaint asserting that the stablecoin UST, a U.S. dollar stablecoin issued by Terra, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the broader value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for the Fund Components. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as Bitcoin spot markets, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of the Fund Components, and in turn, an investment in the Shares.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. Until recently, the SEC had repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940 (the “Investment Company Act”), generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. After several years of the SEC denying requests to list shares of various digital asset funds holding Bitcoin on national securities exchanges, including the request to list the shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca in June 2022, the Manager petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. In August 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product, as well as requests to list shares of various other digital asset funds holding Bitcoin on national securities exchanges. Subsequently, the SEC approved NYSE Arca’s similar 19b-4 applications to list the shares of Grayscale Ethereum Trust (ETH) and Grayscale Ethereum Mini Trust (ETH), as well as requests to list the shares of various other investment vehicles that hold Ether on national securities exchanges.

Moreover, even though NYSE Arca’s requests with respect to the Grayscale Trusts holding Bitcoin and Ether were approved, there is no guarantee that a similar application to list Shares of the Fund on NYSE Arca, or another national securities exchange, would be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security, although the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is not a security. The Manager believes that the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin, Ether, Litecoin, Bitcoin Cash and Dogecoin. As such, there exist significant barriers to obtaining regulatory approval to list the shares of other digital asset investment vehicles, including the Shares of the Fund. Investors should not assume that recent approvals of spot Bitcoin and spot Ether exchange-traded products will subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Fund. Accordingly, there is no guarantee that the Manager will be successful in listing the Shares of the Fund on NYSE Arca even once the Manager decides to do so.

The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the Digital Asset Market. If exchange-listing requests beyond those for funds holding Bitcoin or Ether continue to be denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Fund and the Shares

The Fund relies on third-party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose a challenge to the safekeeping of the Fund’s digital assets and to the operations of the Fund.

The Fund relies on the Custodian, the Authorized Participant and other third-party service providers to perform certain functions essential to managing the affairs of the Fund. In addition, the Authorized Participant may rely on one or more Liquidity Providers to source the Fund Components in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund and require the Manager to replace such service provider. Moreover, the Manager could decide to replace a service provider to the Fund, or a Liquidity Provider could be replaced for other reasons.

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

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custodian Agreement contains an agreement by the parties to treat the digital assets credited to the Fund’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Fund’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Fund could be subject to the loss of all or a significant portion of its assets.

To the extent that Manager is not able to find a suitable party willing to serve as the custodian, the Manager may be required to terminate the Fund and liquidate the Fund’s digital assets. In addition, to the extent that the Manager finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Fund or Manager and/or transfer the Fund’s assets in a relatively short time period, the safekeeping of the Fund’s digital assets may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Manager and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Manager decides, or is required, to replace the

Authorized Participant and/or if a Liquidity Provider is replaced or required to be replaced, this could negatively impact the Fund’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Digital Asset Reference Rates and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Fund does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Fund cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of the Fund Component to keep the value of the Shares closely linked to the relevant Digital Asset Reference Rate. As a result, the value of the Shares of the Fund may not approximate the value of the Fund’s NAV per Share or meet the Fund’s investment objective, and the Shares may trade at a substantial premium over, or substantial discount to, the value of the Fund’s NAV per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the NAV per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.

The Fund’s NAV per Share will fluctuate with changes in the market value of the Fund Components, and the Manager expects the trading price of the Shares to fluctuate in accordance with changes in the Fund’s NAV per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Fund’s NAV per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Trading Platforms are open, significant changes in the price of the Fund Components on the Digital Asset Trading Platform Market could result in a difference in performance between the value of the Fund Components as measured by the Digital Asset Reference Rates and the most recent NAV per Share or closing trading price. For example, if the price of the Fund Components on the Digital Asset Trading Platform Market, and the value of the Fund Components as measured by the Digital Asset Reference Rates, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of the Fund Components on the Digital Asset Trading Platform Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Fund’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time.

For example, from July 1, 2022 to June 30, 2024, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s NAV per Share based on the DLCS Methodology. From July 1, 2022 to June 30, 2024, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 63% based on the DLCS Methodology and the average discount was 43% based on the DLCS Methodology. As of June 28, 2024, the last business day of the period, the Fund’s Shares were quoted on OTCQX at a discount of 31% to the Fund’s NAV per Share based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between July 1, 2022 to June 30, 2024, has been quoted at a discount on 501 days.

From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s NAV per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Over the same period, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 42% based on the Target Coverage Ratio Methodology and the average discount was 22% based on the Target Coverage Ratio Methodology. Moreover, from November 22, 2019 to June 30, 2022, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between November 22, 2019 to June 30, 2022, was quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology.

As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Fund’s NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Fund may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Fund’s NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Fund’s NAV per Share.

A substantial majority of the Fund Components is concentrated in two digital assets, Bitcoin and Ether, and any loss in value of Bitcoin or Ether could have an adverse effect on the value of the Shares and shareholders may suffer a loss on their investment.

While an investment in the Shares is not a direct investment in the Fund Components, the net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the price of such Fund Components could materially and adversely affect the value of the Shares. A substantial majority of the Fund Components are concentrated in Bitcoin and Ether, which represented approximately 70.41% and 23.76%, respectively, of the Fund’s net asset value as of June 30, 2024, and as a result, the underlying value of the Shares depends disproportionately on the value of Bitcoin and Ether. Any future decline in the value of these digital assets would be expected to have a greater effect on the value of the Shares than any other of the Fund Components. The value of digital assets are extremely volatile, and both Bitcoin and Ether have in the past experienced significant declines in value.

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

New digital assets are likely to continue to compete with Bitcoin and Ether by targeting particular variations and enhancements of blockchain technology. As other digital assets seek to exploit particular competitive advantages—like enabling enhanced confidentiality and privacy, increased efficiency and utility, lower transaction fees or faster validation rates as compared to Bitcoin or Ether—and as broad-based user adoption of digital assets continues, Bitcoin and Ether may decline in value. For example, public attention has focused on the substantial amount of electricity consumed in Bitcoin mining and the associated “carbon footprint” of Bitcoin mining activities. To the extent concern over the environmental impact of such activities continues to increase, Bitcoin could come to be seen as a less desirable digital asset to hold than available alternatives, adversely affecting its trading prices. As a result, the aggregate value of the Fund Components, and consequently the Shares, may decrease.

The value of the Shares and the value of the shareholders’ investments would also be disproportionately impacted if the SEC a state securities regulator, or a court were to determine that either Bitcoin or Ether is a security. See “—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

The amount of Fund Components represented by each Share will decline over time as the Fund pays the Manager’s Fee and Additional Fund Expenses, and as a result, the value of the Shares may decrease over time.

The Manager’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Fund, and is paid to the Manager in Fund Components. See “Item 1. Business—Activities of the Fund—Dispositions of Fund Components and Forked Assets” and “Item 1. Business—Activities of the Fund—Hypothetical Expense Example.” As a result, the amount of Fund Components represented by each Share declines as the Fund pays the Manager’s Fee (or sells Fund Components in order to raise cash to pay any Additional Fund Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of the digital assets held by the Fund.

The value of the Shares may be influenced by a variety of factors unrelated to the price of the digital assets held by the Fund and the Digital Asset Trading Platforms included in the Digital Asset Reference Rates that may have an adverse effect on the value of the Shares. These factors include the following factors:

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

The restrictions on transfer and redemption may result in losses on the value of the Shares.

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

At this time the Manager is not accepting redemption requests from shareholders. Because the Fund does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Fund currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program and significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Fund, remain. Absent the institution of such redemption program, the Shares may trade at a discount in the future, and may do so indefinitely. Therefore, unless the Fund is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

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

The Manager also intends to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. Although the SEC has approved several futures-based Bitcoin and Ether ETFs since October 2021, it has not approved any requests to list the shares of digital asset funds like the Fund to date. The requests to list the shares of digital asset funds submitted by CBOE and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. In June 2023, NYSE Arca, CBOE and The Nasdaq Stock Market again submitted several new requests to list shares of various digital asset funds. The Manager petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product, along with 19b-4 applications related to the listing of 10 other Bitcoin exchange-traded products on various exchanges. Shares of the Grayscale Bitcoin Trust (BTC) began trading on NYSE Arca on January 11, 2024. Subsequently, the SEC approved NYSE Arca's similar 19b-4 applications to list the shares of Grayscale Ethereum Trust (ETH) and Grayscale Ethereum Mini Trust (ETH), investment vehicles that hold Ether.

Even though NYSE Arca’s request with respect to the Grayscale Trusts holding Bitcoin and Ether were approved, there is no guarantee that a similar application to list Shares of the Fund on NYSE Arca, or another national securities exchange, will also be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security, although the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is not a security. The Manager believes the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin, Ether, Litecoin, Bitcoin Cash and Dogecoin. As such, there exist significant barriers to obtaining regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Fund. Investors should not assume that recent approvals of spot Bitcoin and spot Ether exchange-traded products will subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Fund. Accordingly, there is no guarantee that the Manager will be successful in listing the Shares on NYSE Arca even once the Manager decides to do so.

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

Moreover, the DLCS, and therefore the Fund, is reviewed for rebalancing during a period that occurs on a quarterly basis and in accordance with specific criteria set forth under “Activities of the Fund—Rebalancing.” Because the Fund will not actively manage the portfolio in between Fund Rebalancing Periods, the Fund may hold digital assets during periods in which their prices are flat or declining and may not be holding digital assets during periods in which such prices are rising if such price activity occurs between Fund Rebalancing Periods. For example, if any of the Fund Components are declining in value, the Fund will not sell such Fund Components except during Fund Rebalancing Periods in accordance with its investment policies or, if redemptions are then permitted, in order to meet redemptions. Any decrease in value of the Fund Components will result in a decrease in the NAV which will negatively impact the value of the Shares. The Fund will not sell the Fund Components to attempt to avoid losses.

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

The Fund is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Manager insures the Fund’s digital assets.

While the Custodian is required under the Custodian Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodian has advised the Manager that they maintain insurance at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Fund’s digital assets, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Fund’s digital assets. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Manager does not know the amount of such capital reserves, and neither the Fund nor the Manager have access to such information. The Fund cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Fund’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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

The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Manager and the Fund for the loss of any digital assets to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement, even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Fund a quantity equal to the quantity of any such lost digital assets

The shareholders’ recourse against the Manager and the Fund’s other service providers for the services they provide to the Fund, including those relating to the provision of instructions relating to the movement of digital assets, is limited. Consequently, a loss may be suffered with respect to the Fund’s digital assets that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the shareholders, under New York law, is limited.

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

Under the LLC Agreement, shareholders have limited voting rights, and the Fund will not have regular shareholder meetings. Shareholders take no part in the management or control of the Fund. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other funds or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the LLC Agreement to the Manager. The Manager may take actions in the operation of the Fund that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

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

The Manager is solely responsible for determining the value of the NAV and NAV per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Manager will determine the Fund’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Manager’s determination is made utilizing data from the operations of the Fund and the Digital Asset Reference Rates, calculated at 4:00 p.m., New York time, on such day. If the Manager determines in good faith that a Digital Asset Reference Rate does not reflect an accurate price for a Fund Component, then the Manager will employ an alternative method to determine such Digital Asset Reference Rate under the cascading set of rules set forth in “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Reference Rates—Determination of Digital Asset Reference Rates When Indicative Prices and Index Prices are Unavailable.” In the context of applying such rules, the Manager may determine in good faith that the alternative method applied does not reflect an accurate price for the relevant Fund Component and apply the next alternative method under the cascading set of rules. If the Manager determines after employing all of the alternative methods that a Digital Asset Reference Rate does not reflect an accurate price for a Fund Component, the Manager will use its best judgment to determine a good faith estimate of the Digital Asset Reference Rate. There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Manager in its sole discretion. The Manager may calculate such Digital Asset Reference Rate in a manner that ultimately reflects an inaccurate price for such Fund Component. To the extent that the NAV, NAV per Share or the Digital Asset Reference Rates are incorrectly calculated, the Manager may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Moreover, the terms of the LLC Agreement do not prohibit the Manager from changing the Digital Asset Reference Rate used to calculate the NAV and NAV per Share of the Fund or from changing the fund construction criteria pursuant to which the Fund Components are determined. Any such change in the Digital Asset Reference Rate of a Fund Component or in the fund construction criteria could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Extraordinary expenses resulting from unanticipated events may become payable by the Fund, adversely affecting the value of the Shares.

In consideration for the Manager’s Fee, the Manager has contractually assumed all ordinary-course operational and periodic expenses of the Fund. Extraordinary expenses incurred by the Fund, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets); or extraordinary legal fees and expenses are not assumed by the Manager and are borne by the Fund. See “Item 1. Business—Activities of the Fund—Fund Expenses.” In order to pay expenses not assumed by the Manager, the Manager will cause the Fund to either (i) sell its digital assets and/or Forked Assets or (ii) deliver its digital assets and/or Forked Assets in kind to the Manager to pay such Fund expenses not assumed by the Manager on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of digital assets or Forked Assets at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Fund is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of the Fund Components or Forked Assets held by the Fund. Consequently, if the Fund incurs expenses in U.S. dollars, the Fund Components or Forked Assets may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
•
Because the Fund does not generate any income, every time that the Fund pays expenses, it will deliver the Fund Components or Forked Assets to the Manager or sell the Fund Components or Forked Assets. Any sales of the Fund’s assets in connection with the payment of expenses will decrease the amount of the Fund’s assets represented by each Share each time its assets are sold or transferred to the Manager.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Manager, the Transfer Agent or the Custodian under the Fund Documents.

Under the Fund Documents, each of the Manager, the Transfer Agent and the Custodian has a right to be indemnified by the Fund for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Manager, Transfer Agent or the Custodian may require that the assets of the Fund be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Fund and the value of the Shares.

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

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Manager and the Fund were not materially impacted by these events, any disruptions to the Manager’s, the Fund’s or the Fund’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Fund’s ability to access critical services and could be disruptive to the affairs of the Fund.

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

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange traded products, has implicitly taken the view that Ether is a commodity that is not a security. The SEC staff has also provided informal assurances via no action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

For example, in June 2023, the SEC brought the Binance Complaint and the Coinbase Complaint alleging violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency, and in its complaint the SEC again asserted that SOL and various other digital assets are securities under the federal securities laws. In July 2024, the SEC amended the Binance Complaint to remove its claims asserting that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS and COTI are securities under the federal securities laws. However, there can be no guarantee that the SEC will not bring similar claims involving these or other digital assets in the future.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though recent arguments advanced in ongoing litigation may suggest that the SEC no longer believes the status of a digital asset can change over time.

As part of determining whether a Fund Component is a security for purposes of the federal securities laws, the Manager takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Manager discusses the security status of each Fund Component with external counsel and typically receives a memorandum regarding the status of each Fund Component under the federal securities laws from them. Through this process the Manager believes that it is applying the proper legal standards in determining that the Fund Components are not securities in light of the uncertainties inherent in the Howey and Reves tests.

Further, in June 2023, the SEC asserted in the Binance Complaint that SOL is a “crypto asset security” that was “offered and sold as an investment contract.” In June 2023, the SEC asserted in the Coinbase Complaint, that SOL is a “crypto asset security.” Further, in November 2023, the SEC asserted in the Kraken Complaint that SOL is a “crypto asset security” that was “offered and sold as an investment contract.” Following the filing of the Coinbase Complaint, Binance Complaint, and the Kraken Complaint, the Manager discussed the security status of SOL with external counsel and continues to believe that SOL is not a security. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. Following the filing of the court order, the Manager discussed the security status of XRP with external counsel and continues to believe that XRP is not a security. The District Court entered a final judgment in the case on August 7, 2024. As of September 3, 2024, the SEC had not yet filed a notice of appeal, although it may still do so.

However, in light of these developments, and the uncertainties and fact-based nature of the analysis as to whether SOL and XRP is a “security” under the federal securities laws, the Manager acknowledges that the SEC takes the position that SOL and XRP are each a security and the Manager’s conclusion otherwise does not preclude legal or regulatory action based on the presence of a security.

As is the case with SOL and XRP, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Manager and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Manager has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Manager understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Manager understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of a specific Fund Component or any other particular digital asset.

As such, notwithstanding the Manager’s receipt of a memorandum regarding the status of SOL and XRP under the federal securities laws from external counsel and the Manager’s view that SOL and XRP are not securities, the SEC has taken and a federal court may in the future take a different view as to the security status of SOL or XRP. If the Manager determines that a Fund Component is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because a federal court upholds an allegation that such Fund Component is a security, the Manager does not intend to permit the Fund to hold that Fund Component in a way that would violate the federal securities laws. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Manager believes there to be good faith grounds to conclude that each of the Fund Components is not a security, the Manager does not intend to dissolve the Fund on the basis that any of the Fund Components could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that a Fund Component is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that Fund Component, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security by the SEC or another regulatory authority may have similar effects For example, in the weeks following the SEC’s complaint against XRP’s issuer, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint, and certain significant market participants, including the Fund’s authorized participant at the time, announced they would no longer support XRP, among other measures, including the delisting of XRP from major digital asset trading platforms. Following these developments, the Manager removed XRP from the Fund’s portfolio.

Likewise, in the days following the announcement of the Binance Complaint and Coinbase Complaint, the price of various digital assets, including BTC, ETH, and SOL, declined significantly and may continue to decline as these cases advance through the federal court system. Moreover, also in July 2023, another judge in the District Court for the Southern District of New York, in litigation between the SEC and the issuer of the UST and LUNA digital assets, suggested that he disagreed with the approach underlying the XRP decision. The Binance Complaint, the Coinbase Complaint, the Kraken Complaint and the SEC’s actions against XRP’s issuer and the issuer of the UST and LUNA digital assets, as well as seemingly inconsistent views of different district court judges, underscore the continuing uncertainty around which digital assets are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited or no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if a significant portion of the Fund Components are determined to be securities, the Fund could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Fund’s liquidation. In this case, the Fund and the Manager may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Manager will be able to register the Fund under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Fund’s activities comply with applicable law, which could force the Manager to liquidate the Fund.

Moreover, whether or not the Manager or the Fund were subject to additional regulatory requirements as a result of any determination that the Fund’s assets include securities, the Manager may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms, resulting in the Manager’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Fund, to convert XRP into U.S. dollars. The Manager subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. Similarly, following the SEC’s complaints against Binance and Coinbase in June 2023, the trading platform Robinhood and crypto service providers Revolut and Bakkt each announced that they would cease support for SOL. Furthermore, if a federal court upholds an allegation that SOL or XRP is a security, the Fund itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, validating or mining activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or a Fund Component in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of Digital Asset Networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. Additional regulatory action with respect to privacy-enhancing digital assets is possible in the future differently, this may change in the future.

DeFi protocols and digital assets used in DeFi protocols, which operate on smart contract platforms, pose heightened regulatory concerns even beyond those that face Digital Asset Networks and digital assets generally.

One of the most prominent use-cases of Digital Asset Networks is the operation of DeFi protocols. Certain Fund Components are the digital asset that relate to particular DeFi protocols, and other Fund Components are the native digital assets of Digital Asset Networks on which DeFi protocols are deployed and therefore the value of such Fund Components relies in part on the functionality and use of such DeFi protocols. The U.S. financial system is extensively regulated at both the federal and state level with a particular focus on intermediaries such as banks, broker-dealers, futures commission merchants, investment funds, investment advisers, financial asset exchanges, trading platforms, clearinghouses and custodians. U.S. laws and regulations impose specific obligations on financial services intermediaries both for the protection of their customers and for the protection of the U.S. financial system as a whole. These include, among others, capital requirements, activities restrictions, reporting and disclosure requirements and obligations to monitor the activities of their customers and to ensure that the intermediaries’ activities and the activities of their customers are conducted in accordance with applicable laws and regulations. Non-U.S. laws and regulatory requirements may impose similar obligations. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custodying and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. For example, one former commissioner of the CFTC has publicly stated that he believes certain DeFi protocols and activities operating without regulatory licensing likely violate the Commodity Exchange Act. Further, most DeFi activities rely on users maintaining “self-hosted” wallets, and DeFi protocols generally do not engage in anti-money laundering (“AML”) and know-your-customer (“KYC”) or other customer identification and due diligence processes, each of which have raised concerns for regulators, including the U.S. Department of the Treasury, and international standard-setting bodies such as the Financial Action Task Force.

Legislative bodies and regulators may be required to adapt their regulatory models to accommodate decentralized financial activities, or take novel steps to supervise, limit or even prohibit decentralized financial activities. It is not possible to predict how or when these challenges will be resolved or what the impact on specific DeFi protocols will be, and it is likely that the DeFi industry will face a prolonged period of regulatory uncertainty. It is possible that some DeFi protocols, including those using digital assets that are currently, or may in the future be, Fund Components, will be subjected to costly and burdensome compliance regimes or even prohibited outright.

In addition, traditional financial services intermediaries bear significant and ongoing costs to comply with financial services regulation, and individually or through trade associations may actively oppose legislative or regulatory efforts to accommodate DeFi activities that compete with their core service offerings. Traditional financial services intermediaries may instead actively encourage policymakers and regulatory authorities to take actions that impede the development and use of DeFi protocols. DeFi protocols that significantly improve on traditional financial services offerings by making transactions more efficient and inexpensive, including those using digital assets that make up certain of the Fund Components, can be expected to draw the most attention and potential opposition from traditional financial services intermediaries, the associations that represent them, and their legislative allies. Traditional financial services intermediaries may also attempt to compete with DeFi protocols by copying the underlying technology of smart contract-based transactions, and utilizing the significant financial resources they possess.

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

The effect of any future regulatory change on the Fund or the Fund Components is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares. In particular, with the exception of funds that hold Bitcoin and Ether, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund (“ETF”). If the SEC were to approve any such ETF in the future but not allow the Fund to become an ETF, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Fund because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Fund, and investors may therefore favor investments in such ETFs over investments in the Fund. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

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

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating or mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect a Digital Asset Network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict validating or mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating or mining, it would have a material adverse effect on Digital Asset Networks, the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder will start to apply as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of digital assets held by the Fund. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Fund or the Fund Components is impossible to predict, and such change could be substantial and adverse to the Fund and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect Digital Asset Networks and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain Digital Asset Networks. For example, as of June 30, 2024, over 503 million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of other Digital Asset Networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given Digital Asset Network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. For example, in November 2022, New York imposed a two-year moratorium on new PoW mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of a Digital Asset Network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on a Digital Asset Network, or otherwise obtains control over a Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the relevant blockchain to adversely affect the value of the Shares or the ability of the Fund to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a Digital Asset Network and consequently adversely impact the value of the Shares.

If regulators subject an Authorized Participant, the Fund or the Manager to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Fund or the Manager and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Fund or the Manager cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Fund or the Manager may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, the Fund or the Manager to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Fund or the Manager may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ (“NYDFS”) BitLicense regulations or California’s Digital Financial Assets Law, once effective.

Such additional regulatory obligations may cause the Authorized Participant, the Fund or the Manager to incur extraordinary expenses. If the Authorized Participant, the Fund or the Manager decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Fund, or the Manager may decide to discontinue and wind up the Fund. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Fund in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.

Additionally, to the extent an Authorized Participant, the Fund or the Manager is found to have operated without appropriate state or federal licenses or registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Fund or the Manager and decrease the liquidity and have a material adverse effect on the price of the Shares.

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

To the extent that any Fund Components are deemed to fall within the definition of a “commodity interest” under the CEA, the Fund and the Manager may be subject to additional regulation under the CEA and CFTC regulations. The Manager may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

To the extent that any Fund Components are determined to be a security under U.S. federal securities laws, the Fund and the Manager may be subject to additional requirements under the Investment Company Act and the Manager may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

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

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of digital assets users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for digital assets held by the Fund in such jurisdiction.

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

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Manager or its affiliates and the Fund. The Manager and its affiliates have no fiduciary duties to the Fund and its shareholders other than as provided in the LLC Agreement, which may permit them to favor their own interests to the detriment of the Fund and its shareholders.

The Manager will manage the affairs of the Fund. Conflicts of interest may arise among the Manager and its affiliates, including the Authorized Participant, on the one hand, and the Fund and its shareholders, on the other hand. As a result of these conflicts, the Manager may favor its own interests and the interests of its affiliates over the Fund and its shareholders. These potential conflicts include, among others, the following:

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
•
The Manager and its staff also service affiliates of the Manager, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;
•
The Manager, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;
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
•
The Manager’s parent company, DCG, and certain of its subsidiaries, hold 6.50% of the Shares representing ownership in the Fund, as of September 3, 2024. On March 2, 2022, the Board of Directors of the Manager (the “Board”) approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). As of the date of this Annual Report, DCG has not purchased any Shares of the Fund under this authorization. However, in the event DCG chooses to purchase Shares of the Fund, such purchase would further increase DCG’s ownership interest in the Fund which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Fund, and it’s interests as a shareholder may conflict with the interests of the Fund’s other shareholders;
•
Several employees of the Manager and the Manager’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and parent company of the Manager, and parent company of Genesis, a Liquidity Provider to the Authorized Participant from October 3, 2022 through September 12, 2023; (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report; (iii) formerly the indirect parent company of the Index Provider and Reference Rate Provider (prior to its sale to an unaffiliated third party on November 20, 2023); (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, and which is the parent company of the Custodian, representing less than 1.0% of its equity; and (v) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including digital assets that may be held by the Fund, companies that act as stewards of digital assets that may be held by the Fund, and trading platforms and custodians. DCG’s positions on changes that should be adopted in various Digital Asset Networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, DCG’s position regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;
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
•
While the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivatives platforms in its calculation of any of the Digital Asset Reference Rates, it may decide to include pricing from such markets or platforms in the future;
•
The Manager may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Forked Assets, and such agent may be the Manager or an affiliate of the Manager; and
•
The Manager has historically, and may again select an Index Provider or Reference Rate Provider that is an affiliate of the Manager and the Fund.

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

The Manager is the parent company of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Fund issues Creation Baskets in exchange for deposits of Fund Components. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

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

DCG is a minority interest holder in both Coinbase, Inc. and Kraken, which operate two of the Digital Asset Trading Platforms included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund.

DCG, the sole member and parent company of the Manager, holds a minority interest of less than 1.0% in each of Coinbase, Inc., which operates Coinbase, and Kraken. The Fund values its digital assets by reference to the Digital Asset Reference Rate for each Fund Component. The Digital Asset Reference Rate is the price in U.S. dollars of a Fund Component as determined by reference to an Indicative Price or Index Price provided by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Each Indicative Price and Index Price is derived from data collected from Digital Asset Trading Platforms that are reflected in an index developed by CoinDesk Indices, Inc. Coinbase and Kraken are two of such Digital Asset Trading Platforms.

Although DCG does not exercise control over Coinbase or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Trading Platforms in a way that benefits DCG, for example by artificially inflating the values of Fund Components in order to increase the Manager’s fees. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

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

Although the Custodian is a fiduciary with respect to the Fund’s assets, if the Custodian resigns or is removed by the Manager or otherwise, without replacement, it would trigger early termination of the Fund.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act, and is licensed to custody the Fund’s digital assets in trust on the Fund’s behalf. However, the SEC has recently released proposed amendments to rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Manager maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”) with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Manager, receives regular reports from the CISO on, among other things, the Manager’s cyber risks and threats, the status of projects to strengthen the Manager’s information security systems, assessments of the Manager’s security program and the emerging threat landscape.

The CISO updates the ERC and the Board quarterly. These regular reports include the Manager’s performance preparing for, preventing, detecting, responding to, and recovering from, cyber incidents. The CISO also promptly informs and updates the ERC and the Board of the Manager about any information security incidents that may pose a material risk to the Manager. The Manager contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are reported to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally reported to the ERC and Board.

The Manager’s Security Awareness Program includes training that reinforces the Manager’s Information Security policies, standards, and practices, and the expectation that employees will comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Manager’s resources and information. This training is mandatory for all employees upon onboarding at the firm and again annually, and it is supplemented by firmwide training and testing initiatives, including periodic phishing tests.

The Manager administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are risk-rated and must adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

There have not been any breaches at the Manager or the Fund during the year ended June 30, 2024. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

The Manager and an affiliate of the Fund, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Fund is not a party to these proceedings, the Fund may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Manager’s motion to dismiss. On November 6, 2023, the Manager filed a motion for reargument of the Court’s order denying the Manager’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Manager’s motion for reargument, and on November 30, 2023, the Manager filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Manager’s motion for reargument. On March 25, 2024, the Manager filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Manager’s application for interlocutory appeal. On April 1, 2024, the Court denied the Manager’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Manager filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Manager’s motion to strike the amended complaint. The Manager and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Annual Report, the Manager does not expect the foregoing proceedings to have a material adverse effect on the Fund’s business, financial condition or results of operations.

The Manager and/or the Fund may be subject to additional legal proceedings and disputes in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Since October 3, 2022, Grayscale Securities has been the only acting Authorized Participant of the Fund, and Liquidity Provider(s) have been engaged to source digital assets in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “GDLC.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of June 30, 2024, there were approximately 18 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Fund’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of June 30, 2024, the Registrant has distributed 15,867,400 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Fund received an aggregate of 7,689.69425900 Bitcoin, 44,513.19192539 Ether, 20,953.27038208 ADA, 25,185.31952582 LTC, 563.90271373 LINK, 7,736.78000000 BCH and 17,294,820.68582300 XRP. Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria. Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund’s construction criteria. Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche (AVAX) and Polkadot (DOT) in accordance with the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager adopted the DLCS Methodology and between July 5, 2022 and July 7, 2022 adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Polygon (MATIC) in accordance with the DLCS Methodology. Effective January 5, 2023, the Manager adjusted the Fund’s portfolio by removing and selling Avalanche (AVAX) from the Fund’s portfolio and using the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. Effective January 4, 2024, the Manager adjusted the Fund’s portfolio by removing and selling Polygon (MATIC) from the Fund’s portfolio and using the cash proceeds to purchase Avalanche (AVAX) and XRP in accordance with the DLCS Methodology. Effective April 3, 2024, the Manager adjusted the Fund’s portfolio by removing and selling Cardano (ADA) from the Fund’s portfolio and using the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See “Item 1. Business—Investment Objective” and “Item 15. Financial Statements and Exhibits—Note 12. Subsequent Events.”

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

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by Digital Currency Group, Inc. (“DCG”), the parent company of the Manager, on a monthly basis during the three months ended June 30, 2024:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2024 - April 30, 2024	-	$-	-	$200.0
May 1, 2024 - May 31, 2024	-	-	-	200.0
June 1, 2024 - June 30, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 3, 2024, DCG had not purchased any Shares of the Fund under this authorization.

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. The Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. To date, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of the digital assets held by the Fund, less the Fund’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Fund is not managed like a business corporation or an active investment vehicle. As of June 30, 2024, 2023, and 2022, the Fund had unlimited Shares authorized of 15,867,400 Shares issued and outstanding.

	As of June 30,
	2024	2023	2022
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	15,867,400	15,867,400	15,867,400
Number of Shares freely tradable(1)	14,813,892	14,657,353	14,295,870
Number of beneficial holders owning at least 100 Shares(2)	18	20	25
Number of holders of record(2)	18	20	25

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

Effective July 1, 2022, the Manager adopted the DLCS Methodology. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Annual Report, each of the Digital Asset Reference Rates are Indicative Prices. Prior to the adoption of the DLCS Methodology, the Fund determined which Fund Components to hold pursuant to the Target Coverage Ratio Methodology and the Digital Asset Reference Rates used to value the Fund Components were Index Prices or an Old Indicative Price. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” for additional information.

Any references to the Digital Asset Reference Rates subsequent to July 1, 2022 are to the Digital Asset Reference Rates in effect following the adoption of the DLCS Methodology. Any references in this section to the Digital Reference Rates prior to July 1, 2022 are to the Digital Asset Reference Rates in effect prior to the adoption of the DLCS Methodology. All references to the NAV and NAV per Share of the Fund for periods subsequent to July 1, 2022 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022. All references to the NAV and NAV per Share of the Fund for periods prior to July 1, 2022 have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology prior to the adoption of the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022.

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

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of each Digital Asset Market that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Review of Financial Results

Financial Highlights for the Years Ended June 30, 2024, 2023, and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share amounts, and each Fund Component and price of each Fund Component, are in thousands)

	For the Years Ended June 30,
	2024	2023	2022
Net realized and unrealized gain (loss) on investments in digital assets	$264,196	$104,153	$(183,177)
Net increase (decrease) in net assets resulting from operations	$254,324	$98,780	$(194,391)
Net assets(1)	$526,956	$272,632	$173,852
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2024 was $264,196, which includes a realized gain of $6,714 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $789 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $256,693. Net increase in net assets resulting from operations was $254,324 for the year ended June 30, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $9,872. Net assets increased to $526,956 at June 30, 2024, a 93% increase for the year. The increase in net assets resulted from the price appreciation of Fund Components for the year, partially offset by the withdrawal of approximately 153 Bitcoin, 942 Ether, 210,014 ADA, 3,292 SOL, 38,180 MATIC, 1,385 AVAX, 203,318 XRP to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2023 was $104,153, which includes a realized gain of $2,124 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($20,838) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $122,867. Net increase in net assets resulting from operations was $98,780 for the year ended June 30, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $5,373. Net assets increased to $272,632 at June 30, 2023, a 57% increase for the year. The increase in net assets resulted from the price appreciation of Fund Components for the year, partially offset by the withdrawal of approximately 157 Bitcoin, 1,002 Ether, 281,296 ADA, 2,966 SOL, 53,165 MATIC, 135 DOT, 1,228 AVAX, 10 LTC, 96 UNI, 65 LINK and 3 BCH to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the year ended June 30, 2022 was ($183,177), which includes a realized gain of $7,780 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $39,069 as a result of the quarterly rebalance of digital assets, and net change in unrealized depreciation on investments in digital assets of ($230,026). Net decrease in net assets resulting from operations was ($194,391) for the year ended June 30, 2022, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $11,214. Net assets decreased to $173,852 at June 30, 2022, a 53% decrease for the year. The decrease in net assets resulted from the price depreciation of Fund Components for the year and the withdrawal of approximately 166 Bitcoin, 1,015 Ether, 282,861 ADA, 2,007 SOL, 1,962 DOT, 532 AVAX, 606 LTC, 4,091 UNI, 4,042 LINK, and 172 BCH to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 13 Bitcoin, 77 Ether, 20,953 ADA, 47 LTC, 310 LINK, and 13 BCH with a total value of $935 to the Fund, in connection with Share creations.

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

Selected Operating Data

	For the Years Ended June 30,
	2024	2023	2022
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	6,231	6,231	7,340
Creations	-	-	13
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)(8)(9)	(88)	157	(956)
Manager's Fee, related party	(153)	(157)	(166)
Closing balance	5,990	6,231	6,231
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	5,990	6,231	6,231

Ether:
Opening balance	39,445	39,360	45,288
Creations	-	-	77
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)(8)(9)	(1,925)	1,087	(4,990)
Manager's Fee, related party	(942)	(1,002)	(1,015)
Closing balance	36,578	39,445	39,360
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	36,578	39,445	39,360

ADA:
Opening balance	11,194,903	10,916,583	-
Creations	-	-	20,953
Portfolio rebalancing(1)(2)(3)(4)(5)(6)(7)(8)(9)	(10,984,889)	559,616	11,178,491
Manager's Fee, related party	(210,014)	(281,296)	(282,861)
Closing balance	-	11,194,903	10,916,583
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	11,194,903	10,916,583

SOL:
Opening balance	123,916	111,216	-
Creations	-	-	-
Portfolio rebalancing(1)(2)(3)(4)(5)(7)(8)(9)	14,725	15,666	113,223
Manager's Fee, related party	(3,292)	(2,966)	(2,007)
Closing balance	135,349	123,916	111,216
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	135,349	123,916	111,216

MATIC:
Opening balance	2,926,030	-	-
Creations	-	-	-
Portfolio rebalancing(2)(5)(8)	(2,887,850)	2,979,195	-
Manager's Fee, related party	(38,180)	(53,165)	-
Closing balance	-	2,926,030	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	2,926,030	-

DOT:
Opening balance	-	328,187	-
Creations	-	-	-
Portfolio rebalancing(3)(4)(9)	-	(328,052)	330,149
Manager's Fee, related party	-	(135)	(1,962)
Closing balance	-	-	328,187
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	328,187

AVAX:
Opening balance	-	88,974	-
Creations	-	-	-
Portfolio rebalancing(2)(3)(4)(5)(7)(8)(9)	116,341	(87,746)	89,506
Manager's Fee, related party	(1,385)	(1,228)	(532)
Closing balance	114,956	-	88,974
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	114,956	-	88,974

LTC:
Opening balance	-	23,725	26,185
Creations	-	-	47
Portfolio rebalancing(1)(3)(4)(6)(9)	-	(23,715)	(1,901)
Manager's Fee, related party	-	(10)	(606)
Closing balance	-	-	23,725
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	23,725

UNI:
Opening balance	-	232,687	-
Creations	-	-	-
Portfolio rebalancing(1)(3)(4)(6)(9)	-	(232,591)	236,778
Manager's Fee, related party	-	(96)	(4,091)
Closing balance	-	-	232,687
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	232,687

LINK:
Opening balance	-	158,987	153,328
Creations	-	-	310
Portfolio rebalancing(1)(3)(4)(9)	-	(158,922)	9,391
Manager's Fee, related party	-	(65)	(4,042)
Closing balance	-	-	158,987
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	158,987

BCH:
Opening balance	-	6,314	7,380
Creations	-	-	13
Portfolio rebalancing(1)(3)(4)(9)	-	(6,311)	(907)
Manager's Fee, related party	-	(3)	(172)
Closing balance	-	-	6,314
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	6,314

XRP:
Opening balance	-	-	-
Creations	-	-	-
Portfolio rebalancing(2)(7)	16,922,626	-	-
Manager's Fee, related party	(203,318)	-	-
Closing balance	16,719,308	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	16,719,308	-	-

Number of Shares:
Opening balance	15,867,400	15,867,400	15,837,800
Creations	-	-	29,600
Closing balance	15,867,400	15,867,400	15,867,400

	As of June 30,
	2024	2023	2022
Prices of digital assets on principal market:
Bitcoin	$61,929.29	$30,361.94	$18,895.01
Ether	$3,423.00	$1,925.83	$1,019.72
SOL(1)	$144.62	$19.09	$31.98
XRP(2)	$0.47	N/A	N/A
AVAX(2)(3)(4)(5)	$28.47	N/A	$16.24
ADA(6)(7)	N/A	$0.29	$0.44
MATIC(2)(8)	N/A	$0.66	N/A
DOT(3)(4)(9)	N/A	N/A	$6.81
LTC(9)	N/A	N/A	$51.43
UNI(9)	N/A	N/A	$4.82
LINK(9)	N/A	N/A	$6.04
BCH(9)	N/A	N/A	$99.92

Principal Market NAV per Share(10)	$33.21	$17.18	$10.96

Digital Asset Reference Rates:(4)
Bitcoin	$61,908.57	$30,396.80	$18,883.90
Ether	$3,420.12	$1,923.68	$1,018.72
SOL(1)	$144.71	$19.12	$31.97
XRP(2)	$0.47	N/A	N/A
AVAX(2)(3)(4)(5)	$28.33	N/A	$16.60
ADA(6)(7)	N/A	$0.28	$0.44
MATIC(2)(8)	N/A	$0.65	N/A
DOT(3)(4)(9)	N/A	N/A	$6.85
LTC(9)	N/A	N/A	$51.27
UNI(9)	N/A	N/A	$4.80
LINK(9)	N/A	N/A	$6.03
BCH(9)	N/A	N/A	$99.63

NAV per Share(10)(11)	$33.20	$17.19	$10.95

(1)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL and UNI in accordance with the Target Coverage Ratio Methodology.
(2)
Effective January 4, 2024, the Manager removed MATIC from the Fund’s portfolio and used the cash proceeds to purchase AVAX and XRP and adjusted the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(3)
Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase DOT and AVAX in accordance with the Target Coverage Ratio Methodology.
(4)
Prior to July 1, 2022, the Digital Asset Reference Rates were all Index Prices except DOT and AVAX, which were Old Indicative Prices. Effective July 1, 2022, the Digital Asset Reference Rate for each Fund Component is an Indicative Price. As a result, the Digital Asset Reference Rates as of June 30, 2024 and June 30, 2023 are not directly comparable to the Digital Asset Reference Rates as of June 30, 2022.
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
(7)
Effective April 3, 2024, the Manager adjusted the Fund’s portfolio by selling ADA and used the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(8)
Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.
(9)
Effective July 7, 2022, following adoption of the DLCS Methodology, the Fund removed DOT, LTC, UNI, LINK and BCH from the Fund’s portfolio and sold the DOT, LTC, UNI, LINK and BCH holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(10)
Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.
(11)
Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology. As a result, the NAV per Share for periods subsequent to July 1, 2022 are not directly comparable to the NAV per Share as of June 30, 2022. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” for additional information.

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

As of June 30, 2024, the Fund had a net closing balance with a value of $526,722,342, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of June 30, 2024, the Fund had a total market value of $526,955,720, based on the principal market prices of the Fund Components.

As of June 30, 2023, the Fund had a net closing balance with a value of $272,757,436, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of June 30, 2023, the Fund had a total market value of $272,631,615, based on the principal market prices of the Fund Components.

As of June 30, 2022, the Fund had a net closing balance with a value of $173,776,387, based on the Digital Asset Reference Rates in effect under the Target Coverage Ratio Methodology (non-GAAP methodology). As of June 30, 2022, the Fund had a total market value of $173,851,817, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to June 30, 2024. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation.”

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for Bitcoin from July 1, 2019 to June 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. Effective July 1, 2022, the Digital Asset Reference Rate for Bitcoin is an Indicative Price for Bitcoin. As a result, the Digital Asset Reference Rates for Bitcoin for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Bitcoin for periods prior to July 1, 2022. During the period from July 1, 2019 to June 30, 2024, the Digital Asset Reference Rate has ranged from $4,941.00 to $73,128.99, with the straight average being $29,948.16 through June 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2020	$8,812.42	$12,501.68	7/9/2019	$4,941.00	3/16/2020	$9,137.70	$9,137.70
Twelve months ended June 30, 2021	$29,666.38	$63,472.70	4/15/2021	$9,032.59	7/5/2020	$34,759.99	$34,759.99
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
Twelve months ended June 30, 2023	$22,532.93	$30,849.06	6/23/2023	$15,786.90	11/21/2022	$30,396.80	$30,396.80
Twelve months ended June 30, 2024	$45,791.95	$73,128.99	3/13/2024	$25,061.89	9/11/2023	$61,908.57	$60,272.64
July 1, 2019 to June 30, 2024	$29,948.16	$73,128.99	3/13/2024	$4,941.00	3/16/2020	$61,908.57	$60,272.64

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from July 1, 2019 to June 30, 2024. During such period, the price of Bitcoin has ranged from $4,950.39 to $73,517.19, with the straight average being $29,946.19.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
Twelve months ended June 30, 2023	$22,533.12	$30,906.40	6/23/2023	$15,766.93	11/21/2022	$30,361.94	$30,361.94
Twelve months ended June 30, 2024	$45,781.62	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$61,929.29	$59,952.11
July 1, 2019 to June 30, 2024	$29,946.19	$73,517.19	3/13/2024	$4,950.39	3/16/2020	$61,929.29	$59,952.11

Ether

The following table illustrates the movements in the Digital Asset Reference Rate for Ether from July 1, 2019 to June 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Ether was an Index Price for Ether. Effective July 1, 2022, the Digital Asset Reference Rate for Ether is an Indicative Price for Ether. As a result, the Digital Asset Reference Rates for Ether for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Ether for periods prior to July 1, 2022. During the period from July 1, 2019 to June 30, 2024, the Digital Asset Reference Rate has ranged from $109.83 to $4,776.32, with the straight average being $1,703.18 through June 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2020	$190.49	$310.45	7/8/2019	$109.83	3/16/2020	$225.16	$225.16
Twelve months ended June 30, 2021	$1,236.03	$4,090.65	5/12/2021	$225.27	7/5/2020	$2,243.96	$2,243.96
Twelve months ended June 30, 2022	$3,028.51	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
Twelve months ended June 30, 2023	$1,565.08	$2,131.48	4/16/2023	$1,045.57	7/12/2022	$1,923.68	$1,923.68
Twelve months ended June 30, 2024	$2,497.76	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$3,420.12	$3,372.09
July 1, 2019 to June 30, 2024	$1,703.18	$4,776.32	11/9/2021	$109.83	3/16/2020	$3,420.12	$3,372.09

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from July 1, 2019 to June 30, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,703.36.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$190.50	$310.47	7/8/2019	$110.29	3/16/2020	$224.96	$224.96
Twelve months ended June 30, 2021	$1,236.12	$4,089.92	5/12/2021	$225.27	7/5/2020	$2,243.98	$2,243.98
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
Twelve months ended June 30, 2023	$1,565.23	$2,116.20	4/16/2023	$1,040.35	7/12/2022	$1,925.83	$1,925.83
Twelve months ended June 30, 2024	$2,498.36	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,423.00	$3,371.60
July 1, 2019 to June 30, 2024	$1,703.36	$4,776.95	11/9/2021	$110.29	3/16/2020	$3,423.00	$3,371.60

Solana

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to June 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Reference Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $74.68 through June 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.52	$254.78	11/6/2021	$28.04	6/18/2022	$31.97	$31.97
Twelve months ended June 30, 2023	$24.73	$46.45	8/13/2022	$8.37	12/29/2022	$19.12	$19.12
Twelve months ended June 30, 2024	$88.05	$199.88	3/31/2024	$17.53	9/11/2023	$144.71	$140.95
October 1, 2021 to June 30, 2024	$74.68	$254.78	11/6/2021	$8.37	12/29/2022	$144.71	$140.95

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to June 30, 2024. During such period, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $74.67.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.53	$254.44	11/6/2021	$28.04	6/18/2022	$31.98	$31.98
Twelve months ended June 30, 2023	$24.73	$46.33	8/13/2022	$8.29	12/29/2022	$19.09	$19.09
Twelve months ended June 30, 2024	$88.04	$200.17	3/31/2024	$17.51	9/11/2023	$144.62	$140.67
October 1, 2021 to June 30, 2024	$74.67	$254.44	11/6/2021	$8.29	12/29/2022	$144.62	$140.67

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

The following table illustrates the movements in the Digital Asset Reference Rate during the period from July 1, 2019 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to June 30, 2024. The Digital Asset Reference Rate for XRP is an Indicative Price for XRP. The Digital Asset Reference Rate for XRP has ranged from $0.14 to $0.73, with the straight average being $0.33 for the periods July 1, 2019 through January 3, 2021 and January 4, 2024 through June 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for XRP and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2020	$0.24	$0.40	7/8/2019	$0.14	3/16/2020	$0.18	$0.18
July 1, 2020 to January 3, 2021	$0.30	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.22
January 4, 2024 to June 30, 2024	$0.55	$0.73	3/11/2024	$0.47	6/14/2024	$0.47	$0.47
July 1, 2019 to January 3, 2021 and January 4, 2024 to June 30, 2024	$0.33	$0.73	3/11/2024	$0.14	3/16/2020	$0.47	$0.47

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from July 1, 2019 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to June 30, 2024. The price of XRP has ranged from $0.14 to $0.73, with the straight average being $0.33 for the periods July 1, 2019 through January 3, 2021 and January 4, 2024 through June 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$0.24	$0.40	7/8/2019	$0.14	3/16/2020	$0.18	$0.18
July 1, 2020 to January 3, 2021	$0.30	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.22
January 4, 2024 to June 30, 2024	$0.55	$0.73	3/11/2024	$0.47	6/24/2024	$0.47	$0.47
July 1, 2019 to January 3, 2021 and January 4, 2024 to June 30, 2024	$0.33	$0.73	3/11/2024	$0.14	3/16/2020	$0.47	$0.47

Effective January 3, 2021, the Manager adjusted the Fund’s portfolio by selling XRP and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective weightings, in accordance with the Target Coverage Ratio Methodology. As a result of the rebalancing, XRP was removed from the Fund. Effective January 4, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

Avalanche

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on April 5, 2022 (when AVAX was initially added to the Fund) to January 4, 2023, and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to June 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Reference Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. The Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $30.83 for the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through June 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.55	$95.06	4/5/2022	$14.62	6/19/2022	$16.60	$16.60
July 1, 2022 to January 4, 2023	$17.76	$29.21	8/12/2022	$10.79	12/29/2022	$12.04	$12.04
January 4, 2024 to June 30, 2024	$38.38	$62.75	3/18/2024	$23.94	6/24/2024	$28.33	$28.02
April 5, 2022 to January 4, 2023 and January 4, 2024 to June 30, 2024	$30.83	$95.06	4/5/2022	$10.79	12/29/2022	$28.33	$28.02

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, during the period from April 5, 2022 (when AVAX was initially added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to June 30, 2024. The price of AVAX has ranged from $10.76 to $93.01, with the straight average being $30.74 for the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through June 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.10	$93.01	4/5/2022	$14.18	6/18/2022	$16.24	$16.24
July 1, 2022 to January 4, 2023	$17.76	$29.18	8/12/2022	$10.76	12/29/2022	$12.03	$12.03
January 4, 2024 to June 30, 2024	$38.37	$62.35	3/18/2024	$23.85	6/24/2024	$28.47	$28.04
April 5, 2022 to January 4, 2023 and January 4, 2024 to June 30, 2024	$30.74	$93.01	4/5/2022	$10.76	12/29/2022	$28.47	$28.04
Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology. Effective January 4, 2023, the Manager adjusted the Fund’s portfolio by selling AVAX and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective weightings, in accordance with the DLCS Methodology. As a result of the rebalancing, AVAX was removed from the Fund. Effective January 4, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the DLCS Methodology.

Cardano

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to April 2, 2024, the date of the token’s removal from the Fund’s portfolio. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Reference Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.76 through April 2, 2024, the date of the token’s removal from the Fund’s portfolio. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44
Twelve months ended June 30, 2023	$0.38	$0.57	8/14/2022	$0.24	12/29/2022	$0.28	$0.28
July 1, 2023 to April 2, 2024	$0.42	$0.77	3/11/2024	$0.24	9/11/2023	$0.59	$0.59
July 1, 2021 to April 2, 2024	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.59	$0.59

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 to April 2, 2024, the date of the token’s removal from the Fund’s portfolio. During such period, the price of ADA has ranged from $0.24 to $2.99, with the straight average being $0.76 through April 2, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44
Twelve months ended June 30, 2023	$0.38	$0.57	8/14/2022	$0.24	12/29/2022	$0.29	$0.29
July 1, 2023 to April 2, 2024	$0.42	$0.77	3/11/2024	$0.24	9/11/2023	$0.59	$0.59
July 1, 2021 to April 2, 2024	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.59	$0.59

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology. Effective April 2, 2024, the Manager adjusted the Fund’s portfolio by selling ADA and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective weightings, in accordance with the DLCS Methodology. As a result of the rebalancing, ADA was removed from the Fund.

Polygon

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 5, 2022 to January 3, 2024, the date of the token’s removal from the Fund’s portfolio. The Digital Asset Reference Rate for MATIC is an Indicative Price for MATIC. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for MATIC has ranged from $0.50 to $1.52, with the straight average being $0.85 through January 3, 2024, the date of the token’s removal from the Fund’s portfolio. The Manager has not observed a material difference between the Digital Asset Reference Rate for MATIC and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 5, 2022 to June 30, 2023	$0.96	$1.52	2/17/2023	$0.59	6/16/2023	$0.65	$0.65
July 1, 2023 to January 3, 2024	$0.69	$1.04	12/27/2023	$0.50	9/11/2023	$0.86	$0.86
October 5, 2022 to January 3, 2024	$0.85	$1.52	2/17/2023	$0.50	9/11/2023	$0.86	$0.86

The following table illustrates the movements in the Digital Asset Market price of MATIC, as reported on the Fund’s principal market for MATIC, from the addition of the token to the Fund’s portfolio on October 5, 2022 to January 3, 2024, the date of the token’s removal from the Fund’s portfolio. During such period, the price of MATIC has ranged from $0.50 to $1.52, with the straight average being $0.85 through January 3, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 5, 2022 to June 30, 2023	$0.96	$1.52	2/17/2023	$0.59	6/16/2023	$0.66	$0.66
July 1, 2023 to January 3, 2024	$0.69	$1.04	12/27/2023	$0.50	9/11/2023	$0.86	$0.86
October 5, 2022 to January 3, 2024	$0.85	$1.52	2/17/2023	$0.50	9/11/2023	$0.86	$0.86

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio by selling MATIC and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective weightings, in accordance with the DLCS Methodology. As a result of the rebalancing, MATIC was removed from the Fund.

Secondary Market Trading

The Fund’s Shares have been quoted on OTCQX under the symbol “GDLC” since November 22, 2019. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020. The price of the Shares as quoted on OTCQX has varied significantly from the NAV per Share.

For example, from July 1, 2022 to June 30, 2024, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s NAV per Share based on the DLCS Methodology. From July 1, 2022 to June 30, 2024, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 63% based on the DLCS Methodology and the average discount was 43% based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between July 1, 2022 and June 30, 2024, has been quoted at a discount on 501 days. As of June 28, 2024, the last business day of the period, the Fund’s Shares were quoted on OTCQX at a discount of 31% to the Fund’s NAV per Share.

From November 22, 2019 to June 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s NAV per Share was 294% based on the Target Coverage Ratio Methodology and the average premium was 52% based on the Target Coverage Ratio Methodology. Over the same period, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 42% based on the Target Coverage Ratio Methodology and the average discount was 22% based on the Target Coverage Ratio Methodology. Moreover, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between November 22, 2019 to June 30, 2022, was quoted at a discount on 211 days, as calculated under the Target Coverage Ratio Methodology.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Fund’s Principal Market NAV per Share calculated in accordance with GAAP and the Fund’s NAV per Share for each of the quarters of the prior three years.

	High			Low
	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
Calendar Year 2021
Third quarter	$64.24	$36.54	$36.54	$21.02	$19.34	$19.34
Fourth quarter	$34.72	$45.17	$45.16	$23.70	$31.32	$31.32
Calendar Year 2022
First quarter	$25.10	$32.41	$32.41	$17.25	$22.64	$22.64
Second quarter	$22.61	$30.53	$30.54	$7.14	$10.27	$10.29
Third quarter	$10.33	$15.84	$15.87	$6.92	$11.17	$11.21
Fourth quarter	$7.68	$13.48	$13.47	$3.83	$9.53	$9.54
Calendar Year 2023
First quarter	$7.03	$16.48	$16.45	$3.77	$10.02	$10.03
Second quarter	$8.75	$17.99	$18.10	$5.84	$14.56	$14.54
Third quarter	$10.20	$18.00	$17.95	$7.80	$13.97	$14.01
Fourth quarter	$19.35	$24.23	$24.14	$8.22	$14.62	$14.62
Calendar Year 2024
First quarter	$26.15	$39.86	$39.69	$12.49	$21.59	$21.61
Second quarter	$27.00	$38.39	$38.36	$17.78	$30.21	$30.61

(1)
The Principal Market NAV is calculated using the fair value of the Fund Components based on the price provided by the Digital Asset Market that the Fund considers each Fund Component’s principal market. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Fund’s NAV per Share is derived from the Digital Reference Rate of each Fund Component as of 4:00 p.m., New York time, on the valuation date. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Fund’s financial statements. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of Digital Assets and Determination of NAV.” NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to June 30, 2024.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)(1)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to June 30, 2024.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)(1)

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended June 30, 2024.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that, as of June 30, 2024, the Fund’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of June 30, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager concluded that the Fund maintained effective internal control over Financial reporting as of June 30, 2024.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Manager

The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Manager, Peter Mintzberg, the principal executive officer of the Manager, and Edward McGee, the principal financial officer of the Manager, may take certain actions and execute certain agreements and certifications for the Fund, in their capacity as the principal officers of the Manager.

The Manager has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Manager. The Board consists of Mark Shifke, Matthew Kummell, Mr. Mintzberg, and Mr. McGee, who also retain the authority granted to them as officers under the limited liability company agreement of the Manager.

The Manager has an audit committee (the “Audit Committee”). The Audit Committee has the responsibility for overseeing the financial reporting process of the Fund, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Mr. McGee and Hugh Ross, Chief Operating Officer of the Manager.

The Manager has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Manager at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Manager at (212) 668-1427. The Manager’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Manager, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the Code of Ethics.

Mark Shifke, Chairman of the Board

Mark Shifke, 65, is the Chief Financial Officer of DCG and has served as chairman of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Matthew Kummell, Board Member

Matt Kummell, 48, is Senior Vice President of Strategy & Operations at DCG and has served as a director of the Manager since January 2024. In his role at DCG, Mr. Kummell leads the business’s post-investment efforts, including investment operations and value creation with regard to DCG’s portfolio companies. Since December 2023, Mr. Kummell has served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company for the crypto asset and blockchain technology community. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining DCG, Mr. Kummell was the Head of North America for Citi’s Business Advisory Services team, a strategic consulting practice focused on institutional investor clients in Citi’s Markets division. Mr. Kummell has also held strategic and front-office leadership roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors, the predecessor to Point 72 Asset Management. Previously, Mr. Kummell served as a case team leader at Bain & Company in its Boston headquarters. Mr. Kummell is an Adjunct Professor at the Tuck School of Business at Dartmouth College. He is a graduate of the University of California, Los Angeles (B.A.) and the Tuck School of Business at Dartmouth College (MBA).

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 56, has been the Chief Executive Officer of the Manager and has served as a director of the Manager since August 2024. Mr. Mintzberg joins the Manager from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the

2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 40, has been the Chief Financial Officer of the Manager since January 2022 and has served as a director of the Manager since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Manager since June 2019. Prior to taking on his role at the Manager, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 56, has been the Chief Operating Officer of the Manager since February 2021. Prior to joining the Manager, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A.) and New York Law School (J.D.).

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of September 3, 2024.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)	1,032,073	6.50%
Directors & Executive Officers of the Manager:(3)
Mark Shifke	*	* %
Matthew Kummell	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Manager as a group	*	* %

(1)
Includes 32,414 Shares held by Digital Currency Group, Inc. and 999,659 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 3, 2024, DCG had not purchased any Shares of the Fund under this authorization.
(3)
The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

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

The Manager presently intends to assert that shareholders have, by subscribing for Shares of the Fund, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Manager to investors.

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Manager, and parent company of Genesis, one of the Liquidity Providers from October 3, 2022 through September 12, 2023, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report, and (iii) formerly the indirect parent company of the Index and Reference Rate Provider (prior to its sale to an unaffiliated third party on November 20, 2023), (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Digital Asset Reference Rate for certain digital assets held by the Fund, and which is also the parent company of the Custodian, representing less than 1.0% of its equity, and (v) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Digital Asset Reference Rate for certain of the digital assets held by the Fund, representing less than 1.0% of its equity.

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in various Digital Asset Networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund.

The Manager

The Manager has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Manager also services other affiliates of the Manager, including several other digital asset investment vehicles, and their respective clients. Although the Manager and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Fund, the Manager intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Fund consistent with its or their respective fiduciary duties to the Fund and others.

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

Prior to September 12, 2023, Genesis, an affiliate of the Fund and the Manager, had been engaged to act as one of the Liquidity Providers. In its capacity as a Liquidity Provider, Genesis engaged in digital asset trading with the Fund’s affiliated entities. For example, when the Manager received the Manager’s Fee in digital assets, it sold the digital assets through Genesis. For this service, Genesis charged the Manager a transaction fee, which was not borne by the Fund. Additionally, the Manager’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell digital assets through Genesis from time to time, independent of the Fund. As of September 12, 2023, Genesis no longer serves as a Liquidity Provider.

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

The Index Provider and the Reference Rate Provider

DCG was the indirect parent company of the Index Provider and Reference Rate Provider until the Index Provider and Reference Rate Provider was sold by DCG to an unaffiliated third party in November 2023. Prior to its sale by DCG, the Index Provider and Reference Rate Provider was an affiliate of the Manager and the Fund and had an incentive to resolve questions regarding, or changes to, the manner in which the DLCS and/or the manner in which the Digital Asset Reference Rates were constructed and were calculated in a way that favored the Manager and the Fund.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP and Friedman LLP, prior to the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022, for the years ended June 30, 2024 and 2023 were:

	Years Ended June 30,
	2024	2023
Audit fees(1)	$160,125	$160,125
Total	$160,125	$160,125
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

Pre-Approved Policies and Procedures

The Fund has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended June 30, 2024, are made by the Manager’s Board of Directors and Audit Committee.

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

4.3

Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by the Registrant on July 30, 2021).

4.4

Amendment No. 3 to the Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the Registrant on March 25, 2024).

4.5

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

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on February 4, 2022).

10.4†

Amendment No.1 to the Index License Agreement, dated June 20, 2023, between the Manager and the Reference Rate Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 23, 2023).

10.5	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Fund Component Aggregate Liability Amount”—For any Fund Component and any trade date, an amount of tokens of such Fund Component equal to the sum of (x) all accrued but unpaid Fund Component Fee Amounts for such Fund Component as of 4:00 p.m., New York time, on such trade date and (y) the Fund Component Expense Amount as of 4:00 p.m., New York time, on such trade date.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Layer 1”—The underlying blockchain layer on which transactions are executed and confirmed, and on which decentralized applications and smart contracts may be built.

“Layer 2” —Protocols built on top of an underlying blockchain layer intended to provide scalability to the underlying blockchain by increasing transaction efficiency.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses, a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Fund’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the LLC Agreement, the term Digital Asset Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Manager’s Fee for the Fund is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of NAV.” For purposes of the LLC Agreement, the term Digital Asset Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“Old Indicative Price”—A volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 24-hour period derived from data collected from Digital Asset Trading Platforms trading such Fund Component selected by the Reference Rate Provider.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

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

“Rule 144”—Rule 144 under the Securities Act.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Manager, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX Best Market of OTC Markets Group Inc.

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

“Staking”—Means (i) using, or permitting to be used, in any manner, directly or indirectly, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Fund Property, by making any portion of the Fund Property available to any third party or by entering into any similar arrangement with a third party), any portion of the Fund Property in a PoS validation protocol and (ii) accepting any Staking Consideration. For the avoidance of doubt, staking activities do not include the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a PoS validation protocol.

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

Grayscale Investments, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Matthew Kummell
	Name:	Matthew Kummell
	Title:	Member of the Board of Directors Director*

Date: September 6, 2024

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of

Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedules of investments, of Grayscale Digital Large Cap Fund LLC (the “Fund”) as of June 30, 2024 and 2023, and the related statements of operations and changes in net assets for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2024 and 2023, and the results of its operations for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

September 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of
Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the statements of operations and changes in net assets of Grayscale Digital Large Cap Fund LLC (the “Fund”) for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Fund’s operations for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - Investments in Digital Assets

In forming our opinion, we have considered the adequacy of the disclosures included in Note 9 to the financial statements concerning among other things the risks and uncertainties related to the Fund’s investment in Digital Assets and Incidental Rights or IR Virtual Currency that arise as a result of the Fund’s investment in Digital Assets. The risks and rewards to be recognized by the Fund associated with its investment in Digital Assets will be dependent on many factors outside of the Fund’s control. The currently immature nature of the Digital Assets market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain Digital Assets continuity, as well as valuation and volume volatility all subject Digital Assets to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of Digital Assets. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Fund’s auditor from 2018 through 2022.

East Hanover, New Jersey

September 1, 2022

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30,
	2024	2023
Assets:
Investments in digital assets, at fair value (cost $122,519 and $124,888 as of June 30, 2024 and 2023, respectively)	$526,956	$272,632
Total assets	$526,956	$272,632
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$526,956	$272,632
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Principal market net asset value per Share	$33.21	$17.18

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

SCHEDULES OF INVESTMENTS

(Amounts in thousands, except quantity of each Fund Component and percentages)

June 30, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,990.49484890	$73,864	$370,987	70.41%
Investment in Ether	36,577.59452337	18,310	125,205	23.76%
Investment in SOL	135,348.78720949	16,294	19,574	3.71%
Investment in XRP	16,719,307.919340	9,764	7,917	1.50%
Investment in AVAX	114,955.66479380	4,287	3,273	0.62%
Net assets		$122,519	$526,956	100.00%

June 30, 2023
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	6,230.97866186	$72,585	$189,185	69.39%
Investment in Ether	39,445.13266916	19,154	75,964	27.86%
Investment in ADA	11,194,902.551275	15,246	3,195	1.17%
Investment in SOL	123,915.89529091	15,416	2,366	0.87%
Investment in MATIC	2,926,029.61320324	2,487	1,922	0.71%
Net assets		$124,888	$272,632	100.00%

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended June 30,
	2024	2023	2022
Investment income:
Investment income	$-	$-	$-
Expenses:
Manager's Fee, related party	9,872	5,373	11,214
Net investment loss	(9,872)	(5,373)	(11,214)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investments in digital assets	7,503	(18,714)	46,849
Net change in unrealized appreciation on investments in digital assets	256,693	122,867	(230,026)
Net realized and unrealized gain (loss) on investments	264,196	104,153	(183,177)
Net increase (decrease) in net assets resulting from operations	$254,324	$98,780	$(194,391)

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended June 30,
	2024	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(9,872)	$(5,373)	$(11,214)
Net realized gain (loss) on investments in digital assets	7,503	(18,714)	46,849
Net change in unrealized appreciation on investments in digital assets	256,693	122,867	(230,026)
Net increase (decrease) in net assets resulting from operations	254,324	98,780	(194,391)
Increase in net assets from capital share transactions:
Shares issued	-	-	935
Net increase in net assets resulting from capital share transactions	-	-	935
Total increase (decrease) in net assets from operations and capital share transactions	254,324	98,780	(193,456)
Net assets:
Beginning of year	272,632	173,852	367,308
End of year	$526,956	$272,632	$173,852
Change in Shares outstanding:
Shares outstanding at beginning of year	15,867,400	15,867,400	15,837,800
Shares issued	-	-	29,600
Net increase in Shares	-	-	29,600
Shares outstanding at end of year	15,867,400	15,867,400	15,867,400

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, through the period ended June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below in Note 4). Effective July 1, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), as discussed in Note 4. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of June 30, 2024, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), Solana (“SOL”), XRP, and Avalanche (“AVAX”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The redemption of Shares is not currently contemplated and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. The Fund currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). The following investment products sponsored by the Manager are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH) (as of July 23, 2024), Grayscale Ethereum Mini Trust (ETH) (as of July 23, 2024), and Grayscale Bitcoin Mini Trust (BTC) (as of July 31, 2024). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

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

On October 14, 2019, the Fund received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. The Fund’s trading symbol on OTCQX is “GDLC” and the CUSIP number for its Shares is G40705108. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020.

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

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investment in Bitcoin	$370,987	$370,987	$-	$-
Investment in Ether	$125,205	$125,205	$-	$-
Investment in SOL	$19,574	$19,574	$-	$-
Investment in XRP	$7,917	$7,917	$-	$-
Investment in AVAX	$3,273	$3,273	$-	$-
	$526,956	$526,956	$-	$-
June 30, 2023
Assets
Investment in Bitcoin	$189,185	$189,185	$-	$-
Investment in Ether	$75,964	$75,964	$-	$-
Investment in ADA	$3,195	$3,195	$-	$-
Investment in SOL	$2,366	$2,366	$-	$-
Investment in MATIC	$1,922	$1,922	$-	$-
	$272,632	$272,632	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Fund adopted this new guidance on July 1, 2024, with no material impact on its financial statements and disclosures as the Fund historically used fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

		June 30,
Fund Component	Principal Market	2024	2023	2022
Bitcoin	Coinbase	$61,929.29	$30,361.94	$18,895.01
Ether	Coinbase	$3,423.00	$1,925.83	$1,019.72
SOL(1)	Coinbase	$144.62	$19.09	$31.98
XRP(6)	Coinbase	$0.47	N/A	N/A
AVAX(2)(3)(6)	Coinbase	$28.47	N/A	$16.24
ADA(4)(5)	Coinbase	N/A	$0.29	$0.44
MATIC(6)	Coinbase	N/A	$0.66	N/A
DOT(2)(7)	Coinbase	N/A	N/A	$6.81
LTC(7)	Coinbase	N/A	N/A	$51.43
UNI(1)(7)	Coinbase	N/A	N/A	$4.82
LINK(7)	Coinbase	N/A	N/A	$6.04
BCH(7)	Coinbase	N/A	N/A	$99.92

(1)
Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL and UNI in accordance with the Fund Construction Criteria. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(2)
Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase DOT and AVAX in accordance with the Fund Construction Criteria. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(3)
Effective January 5, 2023, the Fund removed AVAX from the Fund’s portfolio and sold the AVAX holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(4)
Effective July 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Fund Construction Criteria See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(5)
Effective April 2, 2024, the Manager removed ADA from the Fund’s portfolio and used the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(6)
Effective January 3, 2024, the Manager removed MATIC from the Fund’s portfolio and used the cash proceeds to purchase AVAX and XRP and adjusted the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing
(7)
Effective July 7, 2022, following adoption of the DLCS Methodology, the Fund removed DOT, LTC, UNI, LINK and BCH from the Fund’s portfolio and sold the DOT, LTC, UNI, LINK and BCH holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2021	7,340.02142854	$255,175
Bitcoin contributed	13.24337963	612
Bitcoin distributed from portfolio rebalancing	(955.65065367)	(40,252)
Bitcoin distributed for Manager's Fee, related party	(166.17761410)	(7,160)
Net change in unrealized depreciation on investment in Bitcoin	-	(125,363)
Net realized gain on investment in Bitcoin	-	34,731
Bitcoin balance at June 30, 2022	6,231.43654040	$117,743
Bitcoin contributed	-	-
Bitcoin contributed from portfolio rebalancing	157.11106568	3,049
Bitcoin distributed for Manager's Fee, related party	(157.56894422)	(3,549)
Net change in unrealized appreciation on investment in Bitcoin	-	69,386
Net realized gain on investment in Bitcoin	-	2,556
Bitcoin balance at June 30, 2023	6,230.97866186	$189,185
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(87.42054382)	(2,751)
Bitcoin distributed for Manager's Fee, related party	(153.06326914)	(6,964)
Net change in unrealized appreciation on investment in Bitcoin	-	180,523
Net realized gain on investment in Bitcoin	-	10,994
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2021	45,287.78133655	$101,625
Ether contributed	77.55708625	252
Ether distributed from portfolio rebalancing	(4,990.48482039)	(12,204)
Ether distributed for Manager's Fee, related party	(1,015.08319570)	(3,080)
Net change in unrealized depreciation on investment in Ether	-	(59,012)
Net realized gain on investment in Ether	-	12,555
Ether balance at June 30, 2022	39,359.77040671	$40,136
Ether contributed	-	-
Ether contributed from portfolio rebalancing	1,087.50823575	1,095
Ether distributed for Manager's Fee, related party	(1,002.14597330)	(1,568)
Net change in unrealized appreciation on investment in Ether	-	34,695
Net realized gain on investment in Ether	-	1,606
Ether balance at June 30, 2023	39,445.13266916	$75,964
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(1,925.59571086)	(3,779)
Ether distributed for Manager's Fee, related party	(941.94243493)	(2,337)
Net change in unrealized appreciation on investment in Ether	-	50,085
Net realized gain on investment in Ether	-	5,272
Ether balance at June 30, 2024	36,577.59452337	$125,205

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2021	-	$-
ADA contributed	20,953.270382	46
ADA contributed from portfolio rebalancing	11,178,490.637538	15,389
ADA distributed for Manager's Fee, related party	(282,861.007666)	(392)
Net change in unrealized depreciation on investment in ADA	-	(10,650)
Net realized gain on investment in ADA	-	410
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
ADA contributed from portfolio rebalancing	559,615.581934	231
ADA distributed for Manager's Fee, related party	(281,295.930913)	(108)
Net change in unrealized depreciation on investment in ADA	-	(1,401)
Net realized loss on investment in ADA	-	(330)
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
ADA distributed from portfolio rebalancing	(10,984,888.769029)	(6,478)
ADA distributed for Manager's Fee, related party	(210,013.782246)	(89)
Net change in unrealized appreciation on investment in ADA	-	12,051
Net realized loss on investment in ADA	-	(8,679)
ADA balance at June 30, 2024	-	$-

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2021	-	$-
SOL contributed	-	-
SOL contributed from portfolio rebalancing	113,222.94565799	15,869
SOL distributed for Manager's Fee, related party	(2,006.81300105)	(246)
Net change in unrealized depreciation on investment in SOL	-	(11,864)
Net realized loss on investment in SOL	-	(202)
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
SOL contributed from portfolio rebalancing	15,665.43529877	384
SOL distributed for Manager's Fee, related party	(2,965.67266480)	(73)
Net change in unrealized depreciation on investment in SOL	-	(1,186)
Net realized loss on investment in SOL	-	(316)
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
SOL contributed from portfolio rebalancing	14,724.90144955	1,274
SOL distributed for Manager's Fee, related party	(3,292.00953097)	(292)
Net change in unrealized appreciation on investment in SOL	-	16,330
Net realized loss on investment in SOL	-	(104)
SOL balance at June 30, 2024	135,348.78720949	$19,574

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
MATIC contributed from portfolio rebalancing	2,979,195.20726440	2,524
MATIC distributed for Manager’s Fee, related party	(53,165.59406116)	(51)
Net change in unrealized depreciation on investment in MATIC	-	(565)
Net realized gain on investment in MATIC	-	14
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
MATIC distributed from portfolio rebalancing	(2,887,850.26244458)	(2,486)
MATIC distributed for Manager’s Fee, related party	(38,179.35075866)	(26)
Net change in unrealized appreciation on investment in MATIC	-	565
Net realized gain on investment in MATIC	-	25
MATIC balance at June 30, 2024	-	$-

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2021	-	$-
DOT contributed	-	-
DOT contributed from portfolio rebalancing	330,149.03708006	7,576
DOT distributed for Manager's Fee, related party	(1,961.54350143)	(24)
Net change in unrealized depreciation on investment in DOT	-	(5,103)
Net realized loss on investment in DOT	-	(214)
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager's Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at June 30, 2023	-	$-

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2021	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	89,505.76684675	8,665
AVAX distributed for Manager's Fee, related party	(531.78848214)	(23)
Net change in unrealized depreciation on investment in AVAX	-	(6,936)
Net realized loss on investment in AVAX	-	(261)
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
AVAX distributed from portfolio rebalancing	(87,745.50702693)	(974)
AVAX distributed for Manager's Fee, related party	(1,228.47133768)	(21)
Net change in unrealized appreciation on investment in AVAX	-	6,936
Net realized loss on investment in AVAX	-	(7,386)
AVAX balance at June 30, 2023	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	116,340.93500452	4,338
AVAX distributed for Manager's Fee, related party	(1,385.27021072)	(53)
Net change in unrealized depreciation on investment in AVAX	-	(1,014)
Net realized gain on investment in AVAX	-	2
AVAX balance at June 30, 2024	114,955.66479380	$3,273

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2021	26,184.80079374	$3,707
LTC contributed	47.39510812	9
LTC distributed from portfolio rebalancing	(1,901.21497737)	(281)
LTC distributed for Manager's Fee, related party	(605.89374115)	(83)
Net change in unrealized depreciation on investment in LTC	-	(2,315)
Net realized gain on investment in LTC	-	183
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager's Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at June 30, 2023	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2021	-	$-
UNI contributed	-	-
UNI contributed from portfolio rebalancing	236,778.41720026	5,483
UNI distributed for Manager's Fee, related party	(4,091.39411814)	(54)
Net change in unrealized depreciation on investment in UNI	-	(3,937)
Net realized loss on investment in UNI	-	(370)
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager's Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at June 30, 2023	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2021	153,327.61595468	$2,956
LINK contributed	310.46132900	8
LINK contributed from portfolio rebalancing	9,391.16255779	143
LINK distributed for Manager's Fee, related party	(4,041.64897033)	(78)
Net change in unrealized depreciation on investment in LINK	-	(2,016)
Net realized loss on investment in LINK	-	(53)
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager's Fee, related party	(65.32617923)	(1)
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,696)
LINK balance at June 30, 2023	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2021	7,379.46217362	$3,845
BCH contributed	13.60904594	8
BCH distributed from portfolio rebalancing	(906.97968581)	(388)
BCH distributed for Manager's Fee, related party	(171.88324722)	(74)
Net change in unrealized depreciation on investment in BCH	-	(2,830)
Net realized gain on investment in BCH	-	70
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager's Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at June 30, 2023	-	$-

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2023	-	$-
XRP contributed	-	-
XRP contributed from portfolio rebalancing	16,922,626.498281	9,882
XRP distributed for Manager's Fee, related party	(203,318.578941)	(111)
Net change in unrealized depreciation on investment in XRP	-	(1,847)
Net realized loss on investment in XRP	-	(7)
XRP balance at June 30, 2024	16,719,307.919340	$7,917

4. Portfolio Rebalancing

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

On January 3, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL, AVAX and XRP met the inclusion criteria of the DLCS Index. On January 3, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings and using the cash proceeds to purchase AVAX and XRP. As a result of the rebalancing, AVAX and XRP were added to the Fund, and MATIC was removed from the Fund. On January 4, 2024, following the rebalancing, the Fund recognized a realized gain of $7,968,963 in connection with the sale of 189.52612820 Bitcoin, 1,345.61184068 Ether, 318,034.15333200 ADA, and 2,959,008.43244458 MATIC to purchase 111.26066974 SOL, 16,538,863.15409700 XRP, and, 111,647.44818623 AVAX.

On April 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, AVAX and XRP met the inclusion criteria of the DLCS Index. On April 2, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. As a result of the rebalancing, ADA was removed from the Fund. On April 3, 2024, following the rebalancing, the Fund recognized a realized loss of $8,236,118 in connection with the sale of 10,769,799.360314 ADA to purchase 62.95700689 Bitcoin, 197.21323165 Ether, 5,785.41177981 SOL, 383,763.344184 XRP, and 4,693.48681829 AVAX.

5. Creations and Redemptions of Shares

At June 30, 2024 and 2023, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each creation Basket or redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one Bitcoin, 0.0023 of one Ether, 0.0085 of one SOL, 1.0537 XRP, and 0.0072 of one AVAX, at June 30, 2024. Each Share represented approximately 0.0004 of one Bitcoin, 0.0025 of one Ether, 0.7055 of one ADA, 0.0078 of one SOL, and 0.1844 of one MATIC at June 30, 2023.

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

In accordance with GAAP, the Fund has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the years ended June 30, 2024 and June 30, 2023, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2024 or June 30, 2023.

7. Related Parties

The Fund considered the following entities, their directors and certain employees to be related parties of the Fund as of June 30, 2024: DCG, Genesis, Grayscale, and Grayscale Securities. As of June 30, 2024 and 2023, 1,055,487 and 1,213,437 Shares of the Fund were held by related parties of the Fund, respectively.

On November 20, 2023, it was announced that CoinDesk Indices, Inc., the Index Provider and Reference Rate Provider, previously an affiliate of the Manager and the Fund at the time of this event, was acquired by an unaffiliated third party. This transaction did not have any impact on the Fund, or disrupt the operations of the Fund.

The Manager’s parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the years ended June 30, 2024, 2023 and 2022.

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

For years ended June 30, 2024, 2023, and 2022, the Fund incurred Manager’s Fees of $9,872,855, $5,372,916 and $11,214,652, respectively. As of June 30, 2024, 2023, and 2022, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the years ended June 30, 2024, 2023, and 2022, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2024, DCG had not purchased any Shares of the Fund under this authorization.

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

The Digital Asset Networks relevant to the Fund Components are decentralized to an extent, meaning no single entity owns or operates them. Some Digital Asset Networks, such as the Bitcoin, Ether, SOL, XRP, and AVAX networks, are collectively maintained by a decentralized user base.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset trading platforms for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities. For example, in June 2023, the SEC brought charges against Binance and Coinbase, respectively, for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO are securities under the federal securities laws.

Further, Ripple Labs, Inc. (“Ripple”), the company that retains a key role in stewarding the development of XRP, is currently a defendant in a federal class-action lawsuit filed by certain XRP holders that alleges that XRP is a security issued by Ripple. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Subsequently, in July

2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. As of September 3, 2024, the SEC had not yet filed a notice of appeal, although it may still do so.

SOL and XRP are currently Fund Components held by the Fund representing approximately 5.22% of the Fund’s NAV as of June 30, 2024. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

9. Quarterly Statements of Operations

Fiscal Years Ended June 30, 2024 and 2023

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2023	Dec-31, 2023	Mar-31, 2024	Jun-30, 2024	Year Ended June 30, 2024
Expenses
Manager's Fee, related party	$1,584	$1,980	$2,882	$3,426	$9,872
Net investment loss	$(1,584)	$(1,980)	$(2,882)	$(3,426)	$(9,872)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investments in digital assets	1,701	1,343	10,033	(5,574)	7,503
Net change in unrealized appreciation on investments in digital assets	(32,520)	134,194	225,325	(70,306)	256,693
Net realized and unrealized (loss) gain on investments	(30,819)	135,537	235,358	(75,880)	264,196
Net (decrease) increase in net assets resulting from operations	$(32,403)	$133,557	$232,476	$(79,306)	$254,324

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2022	Dec-31, 2022	Mar-31, 2023	Jun-30, 2023	Year Ended June 30, 2023
Expenses
Manager's Fee, related party	$1,321	$1,108	$1,337	$1,607	$5,373
Net investment loss	$(1,321)	$(1,108)	$(1,337)	$(1,607)	$(5,373)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investments in digital assets	(14,421)	1,397	(6,745)	1,055	(18,714)
Net change in unrealized appreciation (depreciation) on investments in digital assets	31,065	(30,709)	110,821	11,690	122,867
Net realized and unrealized gain (loss) on investments	16,644	(29,312)	104,076	12,745	104,153
Net increase (decrease) in net assets resulting from operations	$15,323	$(30,420)	$102,739	$11,138	$98,780

10. Financial Highlights Per Share Performance

	Years Ended June 30,
	2024	2023	2022
Per Share Data:
Principal market net asset value, beginning of year	$17.18	$10.96	$23.19
Net increase (decrease) in net assets from investment operations
Net investment loss	(0.62)	(0.34)	(0.71)
Net realized and unrealized gain (loss)	16.65	6.56	(11.52)
Net increase (decrease) in net assets resulting from operations	16.03	6.22	(12.23)
Principal market net asset value, end of year	$33.21	$17.18	$10.96
Total return	93.31%	56.75%	-52.74%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the year and assuming redemption on the last day of the year.

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

12. Subsequent Events

On July 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP and AVAX met the inclusion criteria of the DLCS Index. On July 2, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. As of July 3, 2024, following the rebalancing, the Fund Components consisted of 70.46% Bitcoin, 23.51% Ether, 3.86% SOL, 1.54% XRP and 0.63% AVAX, and each of the Fund’s shares represented 0.0004 Bitcoin, 0.0023 Ether, 0.0088 SOL, 1.0633 XRP and 0.0075 AVAX.

As of the close of business on September 3, 2024, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $58,017.88 per Bitcoin, $2,446.52 per Ether, $130.90 per SOL, $0.57 per XRP and $21.82 per AVAX.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.