Form 10-Q
period 2024-09-30
Grayscale Digital Large Cap Fund LLC
filed 2024-11-01
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of October 28, 2024: 15,867,400

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2024 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2024	June 30, 2024
Assets:
Investments in digital assets, at fair value (cost $122,524 and $122,519 as of September 30, 2024 and June 30, 2024, respectively)	$506,603	$526,956
Total assets	$506,603	$526,956
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$506,603	$526,956
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Principal market net asset value per Share	$31.93	$33.21

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

September 30, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,944.50511779	$73,297	$377,267	74.47%
Investment in Ether	36,226.90392275	18,134	93,988	18.55%
Investment in SOL	139,322.47482893	16,927	21,592	4.26%
Investment in XRP	16,768,772.061552	9,777	10,440	2.06%
Investment in AVAX	118,712.78658314	4,389	3,316	0.66%
Net assets		$122,524	$506,603	100.00%

June 30, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,990.49484890	$73,864	$370,987	70.41%
Investment in Ether	36,577.59452337	18,310	125,205	23.76%
Investment in SOL	135,348.78720949	16,294	19,574	3.71%
Investment in XRP	16,719,307.919340	9,764	7,917	1.50%
Investment in AVAX	114,955.66479380	4,287	3,273	0.62%
Net assets		$122,519	$526,956	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2024	2023
Investment income:
Investment income	$-	$-
Expenses:
Manager’s Fee, related party	3,135	1,584
Net investment loss	(3,135)	(1,584)
Net realized and unrealized loss from:
Net realized gain on investments in digital assets	3,140	1,701
Net change in unrealized appreciation on investments in digital assets	(20,358)	(32,520)
Net realized and unrealized loss on investments in digital assets	(17,218)	(30,819)
Net decrease in net assets resulting from operations	$(20,353)	$(32,403)

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2024	2023
Decrease in net assets from operations:
Net investment loss	$(3,135)	$(1,584)
Net realized gain on investments in digital assets	3,140	1,701
Net change in unrealized appreciation on investments in digital assets	(20,358)	(32,520)
Net decrease in net assets resulting from operations	(20,353)	(32,403)
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total decrease in net assets from operations and capital share transactions	(20,353)	(32,403)
Net assets:
Beginning of period	526,956	272,632
End of period	$506,603	$240,229
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, through the period ended June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below in Note 4). Effective July 1, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), as discussed in Note 4. As of September 30, 2024, the digital assets included in the Fund’s portfolio were: Bitcoin, Ether, Solana (“SOL”), XRP, and Avalanche (“AVAX”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. As of September 30, 2024, the Fund had not sought such regulatory approval to operate an ongoing redemption program. However, on October 15, 2024, NYSE Arca, Inc. (“NYSE Arca”) submitted an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to list the Shares of the Fund on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC, and the Fund makes no representation as to when or if such approval and relief will be obtained. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“Grayscale” or the “Manager”) acts as the Manager of the Fund and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act: Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). The following investment products managed by the Manager are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Mini Trust (ETH), and Grayscale Bitcoin Mini Trust (BTC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Manager, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2024 and June 30, 2024 and results of operations for the three months ended September 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 included in the Fund’s Annual Report on Form 10-K.

The following is a summary of significant accounting policies followed by the Fund:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Fund qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Fund follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investment in Bitcoin	$377,267	$377,267	$-	$-
Investment in Ether	93,988	93,988	-	-
Investment in SOL	21,592	21,592	-	-
Investment in XRP	10,440	10,440	-	-
Investment in AVAX	3,316	3,316	-	-
	$506,603	$506,603	$-	$-
June 30, 2024
Assets
Investment in Bitcoin	$370,987	$370,987	$-	$-
Investment in Ether	125,205	125,205	-	-
Investment in SOL	19,574	19,574	-	-
Investment in XRP	7,917	7,917	-	-
Investment in AVAX	3,273	3,273	-	-
	$526,956	$526,956	$-	$-

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

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	September 30, 2024	June 30, 2024
Bitcoin	Coinbase	$63,464.76	$61,929.29
Ether	Coinbase	$2,594.43	$3,423.00
SOL	Coinbase	$154.98	$144.62
XRP(2)	Coinbase	$0.62	$0.47
AVAX(1)(2)	Coinbase	$27.93	$28.47

(1)
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

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2023	6,230.97866186	$189,185
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(87.42054382)	(2,751)
Bitcoin distributed for Manager’s Fee, related party	(153.06326914)	(6,964)
Net change in unrealized appreciation on investment in Bitcoin	-	180,523
Net realized gain on investment in Bitcoin	-	10,994
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(8.51348210)	(527)
Bitcoin distributed for Manager’s Fee, related party	(37.47624901)	(2,287)
Net change in unrealized appreciation on investment in Bitcoin	-	6,847
Net realized gain on investment in Bitcoin	-	2,247
Bitcoin balance at September 30, 2024	5,944.50511779	$377,267

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2023	39,445.13266916	$75,964
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(1,925.59571086)	(3,779)
Ether distributed for Manager’s Fee, related party	(941.94243493)	(2,337)
Net change in unrealized appreciation on investment in Ether	-	50,085
Net realized gain on investment in Ether	-	5,272
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(122.29384902)	(418)
Ether distributed for Manager’s Fee, related party	(228.39675160)	(639)
Net change in unrealized appreciation on investment in Ether	-	(31,041)
Net realized gain on investment in Ether	-	881
Ether balance at September 30, 2024	36,226.90392275	$93,988

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
SOL contributed from portfolio rebalancing	14,724.90144955	1,274
SOL distributed for Manager’s Fee, related party	(3,292.00953097)	(292)
Net change in unrealized appreciation on investment in SOL	-	16,330
Net realized loss on investment in SOL	-	(104)
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
SOL contributed from portfolio rebalancing	4,851.33537551	741
SOL distributed for Manager’s Fee, related party	(877.64775607)	(131)
Net change in unrealized appreciation on investment in SOL	-	1,385
Net realized gain on investment in SOL	-	23
SOL balance at September 30, 2024	139,322.47482893	$21,592

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2023	-	$-
XRP contributed	-	-
XRP contributed from portfolio rebalancing	16,922,626.498281	9,882
XRP distributed for Manager’s Fee, related party	(203,318.578941)	(111)
Net change in unrealized depreciation on investment in XRP	-	(1,847)
Net realized loss on investment in XRP	-	(7)
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
XRP contributed from portfolio rebalancing	155,155.893956	75
XRP distributed for Manager’s Fee, related party	(105,691.751744)	(60)
Net change in unrealized appreciation on investment in XRP	-	2,510
Net realized loss on investment in XRP	-	(2)
XRP balance at September 30, 2024	16,768,772.061552	$10,440

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2023	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	116,340.93500452	4,338
AVAX distributed for Manager’s Fee, related party	(1,385.27021072)	(53)
Net change in unrealized depreciation on investment in AVAX	-	(1,014)
Net realized gain on investment in AVAX	-	2
AVAX balance at June 30, 2024	114,955.66479380	$3,273
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	4,504.89019509	129
AVAX distributed for Manager’s Fee, related party	(747.76840575)	(18)
Net change in unrealized depreciation on investment in AVAX	-	(59)
Net realized loss on investment in AVAX	-	(9)
AVAX balance at September 30, 2024	118,712.78658314	$3,316

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
ADA distributed from portfolio rebalancing	(10,984,888.769029)	(6,478)
ADA distributed for Manager’s Fee, related party	(210,013.782246)	(89)
Net change in unrealized appreciation on investment in ADA	-	12,051
Net realized loss on investment in ADA	-	(8,679)
ADA balance at June 30, 2024	-	$-

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
MATIC distributed from portfolio rebalancing	(2,887,850.26244458)	(2,486)
MATIC distributed for Manager’s Fee, related party	(38,179.35075866)	(26)
Net change in unrealized appreciation on investment in MATIC	-	565
Net realized gain on investment in MATIC	-	25
MATIC balance at June 30, 2024	-	$-

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

Effective July 1, 2022, the Index Provider reviews the DLCS for rebalancing according to the DLCS Methodology quarterly during a period beginning 14 days before the second business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the DLCS Methodology to determine any changes to the Index Components and the respective weightings of the Index Components within DLCS, as determined by the Index Provider based on market capitalization criteria (the “Index Weightings”), after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the DLCS and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the DLCS and should therefore be included as Fund Components, and (iii) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer included in the DLCS, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets in proportion to their respective weightings in the Fund (“Weightings”) and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Weightings. The Weightings of each Fund Component are generally expected to be the same as the weighting of each digital asset in the DLCS except when the Manager exercises its limited discretion to exclude one or more digital assets included in the DLCS from the Fund Components in certain rules-based circumstances, in which case the Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the DLCS and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

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

Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology with the DLCS Methodology as the fund construction criteria, and no longer seeks to hold Fund Components meeting the Target Coverage Ratio. The change in methodology resulted in the removal of BCH, LINK, LTC, DOT, and UNI in proportion to their respective weighing on July 7, 2022 following the quarterly Fund Rebalancing Period. On July 7, 2022, the Fund recognized a realized loss of $14,895,069 in connection with the sale of 6,311.61385070 BCH, 23,715.33881688 LTC, 158,922.26469191 LINK, 232,591.41465073 UNI and 328,052.64509826 DOT, to purchase 199.83559815 Bitcoin, 1,507.83089471 Ether, 451,468.27947474 ADA, 4,253.16323862 SOL and 5,714.46623435 AVAX.

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

On July 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and AVAX met the inclusion criteria of the DLCS Index. On July 2, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On July 3, 2024, following the rebalancing, the Fund recognized a realized gain of $777,961 in connection with the sale of 8.51348210 Bitcoin and 122.29384902 Ether to purchase 4,851.33537551 SOL, 4,504.89019509 AVAX, and 155,155.893956 XRP.

5. Creations and Redemptions of Shares

At September 30, 2024 and June 30, 2024, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each Creation Basket or redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 Bitcoin, 0.0023 Ether, 0.0088 SOL, 1.0568 XRP, and 0.0075 AVAX, at September 30, 2024. Each Share represented approximately 0.0004 Bitcoin, 0.0023 Ether, 0.0085 SOL, 0.0072 AVAX, and 1.0537 XRP at June 30, 2024.

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

At this time, the Fund is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. On October 15, 2024, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Fund on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC, and the Fund makes no representation as to when or if such approval and relief will be obtained. Further, the Fund is registered and regulated as a private fund under the Private Funds Act. The Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Authority and be regulated as a mutual fund under the Mutual Funds Act (As Revised) of the Cayman Islands.

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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended September 30, 2024 and June 30, 2024, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2024 or June 30, 2024.

7. Related Parties

The Fund considered the following entities, their directors, and certain employees to be related parties of the Fund as of September 30, 2024: DCG, Grayscale and Grayscale Securities. As of both September 30, 2024 and June 30, 2024, 1,055,487 Shares of the Fund were held by related parties of the Fund.

Genesis Global Trading, Inc. filed a certificate of dissolution during the three months ended September 30, 2024, and has therefore been removed from the list of related parties.

On November 20, 2023, it was announced that CoinDesk Indices, Inc., the Index Provider and Reference Rate Provider, previously an affiliate of the Manager and the Fund at the time of this event, was acquired by an unaffiliated third party. This transaction did not have any impact on the Fund, or disrupt the operations of the Fund.

The Manager’s indirect parent, an affiliate of the Fund, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three months ended September 30, 2024 and 2023.

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

For the three months ended September 30, 2024 and 2023, the Fund incurred Manager’s Fees of $3,133,907 and $1,583,591, respectively. As of September 30, 2024 and June 30, 2024, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three months ended September 30, 2024 and 2023, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC)

(OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2024, DCG had not purchased any Shares of the Fund under this authorization.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly accepted that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various court filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. For example, in June 2023, the SEC brought charges against Binance and Coinbase alleging violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought charges against Kraken, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Indeed, in September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.”

Further, Ripple Labs, Inc. (“Ripple”), the company that retains a key role in stewarding the development of XRP, is currently a defendant in a federal class-action lawsuit filed by certain XRP holders that alleges that XRP is a security issued by Ripple. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. In October 2024, the SEC filed a notice of appeal.

SOL and XRP are currently Fund Components held by the Fund representing approximately 6.32% of the Fund’s NAV as of September 30, 2024. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$33.21	$17.18
Net increase in net assets from investment operations:
Net investment loss	(0.20)	(0.10)
Net realized and unrealized loss	(1.08)	(1.94)
Net decrease in net assets resulting from operations	(1.28)	(2.04)
Principal market net asset value, end of period	$31.93	$15.14
Total return	-3.85%	-11.87%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

11. Subsequent Events

On October 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and AVAX met the inclusion criteria of the DLCS Index. On October 3, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. As of October 3, 2024, following the rebalancing, the Fund Components consisted of 75.68% Bitcoin, 17.79% Ether, 4.03% SOL, 1.87% XRP, and 0.63% AVAX, and each of the Fund’s shares represented 0.0004 Bitcoin, 0.0023 Ether, 0.0089 SOL, 1.0702 XRP, and 0.0077 AVAX.

As of the close of business on October 28, 2024, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $69,616.92 per Bitcoin, $2,505.39 per Ether, $176.34 per SOL, $0.52 per XRP, and $25.86 per AVAX.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Prior to July 1, 2022, the Fund determined which Fund Components to hold pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and adopted the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices, or Old Indicative Prices. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Quarterly Report, each of the Digital Asset Reference Rates are Indicative Prices. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report on Form 10-K for additional information.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Fund follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Investment Company Considerations

The Fund is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three Months ended September 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended September 30,
	2024	2023
Net realized and unrealized loss on investments in digital assets	$(17,218)	$(30,819)
Net decrease in net assets resulting from operations	$(20,353)	$(32,403)
Net assets(1)	$506,603	$240,229

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investments in digital assets for the three months ended September 30, 2024 was ($17,218), which includes a realized gain of $2,362 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $778 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of ($20,358). Net decrease in net assets resulting from operations was ($20,353) for the three months ended September 30, 2024, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $3,135. Net assets decreased to $506,603 at September 30, 2024, a 4% decrease for the three-month period. The decrease in net assets primarily resulted from the price depreciation of Fund Components during the period, and the withdrawal of approximately 37 Bitcoin, 228 Ether, 878 SOL, 105,692 XRP, and 748 AVAX to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the three months ended September 30, 2023 was ($30,819), which includes a realized gain of $794 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $907 as a result of the quarterly rebalance of digital assets, and net change in unrealized depreciation on investments in digital assets of ($32,520). Net decrease in net assets resulting from operations was ($32,403) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $1,584. Net assets decreased to $240,229 at September 30, 2023, a 12% decrease for the three-month period. The decrease in net assets primarily resulted from the price depreciation of Fund Components during the period, and by the withdrawal of approximately 39 Bitcoin, 244 Ether, 808 SOL, 70,811 ADA and 18,862 MATIC to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,
	2024	2023
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	5,990	6,231
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)	(8)	34
Manager’s Fee, related party	(37)	(39)
Closing balance	5,945	6,226
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	5,945	6,226

Ether:
Opening balance	36,578	39,445
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)	(123)	(645)
Manager’s Fee, related party	(228)	(244)
Closing balance	36,227	38,556
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	36,227	38,556

SOL:
Opening balance	135,349	123,916
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)	4,851	4,934
Manager’s Fee, related party	(878)	(808)
Closing balance	139,322	128,042
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	139,322	128,042

XRP:
Opening balance	16,719,308	-
Creations	-	-
Portfolio rebalancing(3)	155,156	-
Manager’s Fee, related party	(105,692)	-
Closing balance	16,768,772	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	16,768,772	-

ADA:
Opening balance	-	11,194,903
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)	-	81,945
Manager’s Fee, related party	-	(70,811)
Closing balance	-	11,206,037
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	11,206,037

AVAX:
Opening balance	114,956	-
Creations	-	-
Portfolio rebalancing(1)(2)(3)(4)	4,505	-
Manager’s Fee, related party	(748)	-
Closing balance	118,713	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	118,713	-

MATIC:
Opening balance	-	2,926,030
Creations	-	-
Portfolio rebalancing(1)(2)(4)	-	80,973
Manager’s Fee, related party	-	(18,862)
Closing balance	-	2,988,141
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	2,988,141

Number of Shares:
Opening balance	15,867,400	15,867,400
Creations	-	-
Closing balance	15,867,400	15,867,400

	As of September 30,
	2024	2023
Prices of digital assets on principal market
Bitcoin	$63,464.76	$27,030.47
Ether	$2,594.43	$1,679.48
SOL	$154.98	$21.41
XRP(1)	$0.62	N/A
ADA(3)	N/A	$0.25
AVAX(1)(2)	$27.93	N/A
MATIC(1)(4)	N/A	$0.53

Principal Market NAV per Share(5)	$31.93	$15.14

Digital Asset Reference Rates
Bitcoin	$63,425.40	$27,020.35
Ether	$2,592.22	$1,678.44
SOL	$154.75	$21.40
XRP(1)	$0.62	N/A
ADA(3)	N/A	$0.25
AVAX(1)(2)	$28.02	N/A
MATIC(1)(4)	N/A	$0.53

NAV per Share(5)	$31.91	$15.13

(1)
Effective January 4, 2024, the Manager removed MATIC from the Fund’s portfolio and used the cash proceeds to purchase AVAX and XRP and adjusted the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology.
(2)
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

(4)
Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase MATIC in accordance with the DLCS Methodology.
(5)
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

As of September 30, 2024, the Fund had a net closing balance with a value of $506,268,281, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of September 30, 2024, the Fund had a total market value of $506,602,839, based on the principal market prices of the Fund Components.

As of September 30, 2023, the Fund had a net closing balance with a value of $240,130,856, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of September 30, 2023, the Fund had a total market value of $240,228,669, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to September 30, 2024. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation.”

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for Bitcoin from October 1, 2019 to September 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. Effective July 1, 2022, the Digital Asset Reference Rate for Bitcoin is an Indicative Price for Bitcoin. As a result, the Digital Asset Reference Rates for Bitcoin for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Bitcoin for periods prior to July 1, 2022. During the period from October 1, 2019 to September 30, 2024, the Digital Asset Reference Rate has ranged from $4,941.00 to $73,128.99, with the straight average being $32,501.16 through September 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended September 30, 2020	$8,882.82	$12,344.33	8/17/2020	$4,941.00	3/16/2020	$10,714.86	$10,714.86
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.69	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,651.65	$19,651.65
Twelve months ended September 30, 2023	$24,254.89	$31,589.40	7/13/2023	$15,786.90	11/21/2022	$27,020.35	$26,924.90
Twelve months ended September 30, 2024	$54,073.75	$73,128.99	3/13/2024	$26,684.69	10/12/2023	$63,425.40	$63,425.40
October 1, 2019 to September 30, 2024	$32,501.16	$73,128.99	3/13/2024	$4,941.00	3/16/2020	$63,425.40	$63,425.40

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from October 1, 2019 to September 30, 2024. During such period, the price of Bitcoin has ranged from $4,950.39 to $73,517.19, with the straight average being $32,497.95 through September 30, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47
Twelve months ended September 30, 2024	$54,057.60	$73,517.19	3/13/2024	$26,698.00	10/12/2023	$63,464.76	$63,464.76
October 1, 2019 to September 30, 2024	$32,497.95	$73,517.19	3/13/2024	$4,950.39	3/16/2020	$63,464.76	$63,464.76

Ether

The following table illustrates the movements in the Digital Asset Reference Rate for Ether from October 1, 2019 to September 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Ether was an Index Price for Ether. Effective July 1, 2022, the Digital Asset Reference Rate for Ether is an Indicative Price for Ether. As a result, the Digital Asset Reference Rates for Ether for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Ether for periods prior to July 1, 2022. During the period from October 1, 2019 to September 30, 2024, the Digital Asset Reference Rate has ranged from $109.83 to $4,776.32, with the straight average being $1,833.47 through September 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended September 30, 2020	$223.48	$476.12	9/1/2020	$109.83	3/16/2020	$355.69	$355.69
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.59	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,347.62	$1,347.62
Twelve months ended September 30, 2023	$1,626.79	$2,131.48	4/16/2023	$1,101.80	11/21/2022	$1,678.44	$1,665.27
Twelve months ended September 30, 2024	$2,759.00	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$2,592.22	$2,592.22
October 1, 2019 to September 30, 2024	$1,833.47	$4,776.32	11/9/2021	$109.83	3/16/2020	$2,592.22	$2,592.22

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from October 1, 2019 to September 30, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,833.61 through September 30, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/2020	$110.29	3/16/2020	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
Twelve months ended September 30, 2023	$1,626.78	$2,116.20	4/16/2023	$1,103.92	11/21/2022	$1,679.48	$1,665.09
Twelve months ended September 30, 2024	$2,759.50	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$2,594.43	$2,594.43
October 1, 2019 to September 30, 2024	$1,833.61	$4,776.95	11/9/2021	$110.29	3/16/2020	$2,594.43	$2,594.43

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Reference Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $254.78, with the straight average being $80.86 through September 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.64	$254.78	11/6/2021	$28.04	6/18/2022	$33.83	$33.83
Twelve months ended September 30, 2023	$20.97	$36.49	11/5/2022	$8.37	12/29/2022	$21.40	$20.26
Twelve months ended September 30, 2024	$119.86	$199.88	3/31/2024	$21.29	10/12/2023	$154.75	$154.75
October 1, 2021 to September 30, 2024	$80.86	$254.78	11/6/2021	$8.37	12/29/2022	$154.75	$154.75

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2024. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $254.44, with the straight average being $80.85 through September 30, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.65	$254.44	11/6/2021	$28.04	6/18/2022	$33.72	$33.72
Twelve months ended September 30, 2023	$20.97	$37.09	11/5/2022	$8.29	12/29/2022	$21.41	$20.24
Twelve months ended September 30, 2024	$119.84	$200.17	3/31/2024	$21.21	10/12/2023	$154.98	$154.98
October 1, 2021 to September 30, 2024	$80.85	$254.44	11/6/2021	$8.29	12/29/2022	$154.98	$154.98

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from October 1, 2019 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to September 30, 2024. The Digital Asset Reference Rate for XRP is an Indicative Price for XRP. The Digital Asset Reference Rate for XRP has ranged from $0.14 to $0.73, with the straight average being $0.37 for the periods October 1, 2019 through January 3, 2021 and January 4, 2024 through September 30, 2024:

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended September 30, 2020	$0.23	$0.33	2/14/2020	$0.14	3/16/2020	$0.24	$0.24
October 1, 2020 to January 3, 2021	$0.36	$0.71	11/24/2020	$0.21	12/30/2020	$0.23	$0.23
January 4, 2024 to September 30, 2024	$0.55	$0.73	3/11/2024	$0.43	7/5/2024	$0.62	$0.62
October 1, 2019 to January 3, 2021 and January 4, 2024 to September 30, 2024	$0.37	$0.73	3/11/2024	$0.14	3/16/2020	$0.62	$0.62

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from October 1, 2019 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to September 30, 2024. The price of XRP has ranged from $0.14 to $0.73, with the straight average being $0.37 for the periods October 1, 2019 through January 3, 2021 and January 4, 2024 through September 30, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$0.23	$0.33	2/14/2020	$0.14	3/16/2020	$0.24	$0.24
October 1, 2020 to January 3, 2021	$0.36	$0.71	11/24/2020	$0.21	12/29/2020	$0.23	$0.23
January 4, 2024 to September 30, 2024	$0.55	$0.73	3/11/2024	$0.43	7/5/2024	$0.62	$0.62
October 1, 2019 to January 3, 2021 and January 4, 2024 to September 30, 2024	$0.37	$0.73	3/11/2024	$0.14	3/16/2020	$0.62	$0.62

Avalanche

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to September 30, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Reference Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. The Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $29.86 from the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through September 30, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to September 30, 2022	$32.11	$95.06	4/5/2022	$14.62	6/19/2022	$17.28	$17.28
October 1, 2022 to January 4, 2023	$14.38	$19.73	11/5/2022	$10.79	12/29/2022	$12.04	$12.04
January 4, 2024 to September 30, 2024	$33.85	$62.75	3/18/2024	$19.26	8/5/2024	$28.02	$28.02
April 5, 2022 to January 4, 2023 and January 4, 2024 to September 30, 2024	$29.86	$95.06	4/5/2022	$10.79	12/29/2022	$28.02	$28.02

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to September 30, 2024. The price of AVAX has ranged from $10.76 to $93.01, with the straight average being $29.78 from the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through September 30, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to September 30, 2022	$31.88	$93.01	4/5/2022	$14.18	6/18/2022	$17.22	$17.22
October 1, 2022 to January 4, 2023	$14.38	$19.85	11/5/2022	$10.76	12/29/2022	$12.03	$12.03
January 4, 2024 to September 30, 2024	$33.84	$62.35	3/18/2024	$19.40	8/5/2024	$27.93	$27.93
April 5, 2022 to January 4, 2023 and January 4, 2024 to September 30, 2024	$29.78	$93.01	4/5/2022	$10.76	12/29/2022	$27.93	$27.93

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to September 30, 2024. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to September 30, 2024. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Manager’s motion to dismiss. On November 6, 2023, the Manager filed a motion for reargument of the Court’s order denying the Manager’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Manager’s motion for reargument, and on November 30, 2023, the Manager filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Manager filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Manager’s application for interlocutory appeal. On April 1, 2024, the Court denied the Manager’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Manager filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Manager’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Manager’s motion to strike. The Manager and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly accepted that Ether is not a security. The SEC staff has also provided informal assurances via no action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities, including Fund Components. More recently, the SEC has also brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

For example, in June 2023, the SEC brought the Binance Complaint and the Coinbase Complaint alleging violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency, and in its complaint the SEC again asserted that SOL and various other digital assets are securities under the federal securities laws . In July 2024, the SEC amended the Binance Complaint to remove its claims asserting that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS and COTI are securities under the federal securities laws. However, there can be no guarantee that the SEC will not bring similar claims involving these or other digital assets in the future.

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

In light of these developments, and the uncertainties and fact-based nature of the analysis as to whether a Fund Component is a “security” under the federal securities laws, the Manager acknowledges that the SEC takes the position that certain Fund Components, including SOL and XRP, are each a security and the Manager’s conclusion otherwise does not preclude legal or regulatory action based on the presence of a security.

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

As such, notwithstanding the Manager’s view that each of the Fund Components are not securities, the SEC has taken and a federal court may in the future take a different view as to the security status of certain Fund Components, such as SOL or XRP. If the Manager determines that a Fund Component is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because a federal court upholds an allegation that such Fund Component is a security, the Manager does not intend to permit the Fund to continue holding that Fund Component in a way that would violate the federal securities laws. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Manager believes there to be good faith grounds to conclude that each of the Fund Components is not a security, the Manager does not intend to dissolve the Fund on the basis that any of the Fund Components could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that a Fund Component is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that Fund Component, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security by the SEC or another regulatory authority may have similar effects. For example, the SEC has alleged that certain Fund Components are securities. In 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the weeks following the SEC’s complaint against XRP’s issuer, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint, and certain significant market participants, including the Fund’s authorized participant at the time, announced they would no longer support XRP, among other measures, including the delisting of XRP from major digital asset trading platforms. Following these developments, the Manager removed XRP from the Fund’s portfolio. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. Following the filing of the court order, the Manager discussed the security status of XRP with external counsel and continues to believe that XRP is not a security. The District Court entered a final judgment in the case on August 7, 2024. In October 2024, the SEC filed a notice of appeal. In July 2023, another judge in the District Court for the Southern District of New York, in litigation between the SEC and the issuer of the UST and LUNA digital assets, suggested that he disagreed with the approach underlying the XRP decision. Likewise, in June and November 2023, the SEC asserted in the Binance, Coinbase and Kraken Complaints that SOL is a “crypto asset security” and at times that it was “offered and sold as an investment contract.” Following the filing of the Coinbase Complaint, Binance Complaint, and the Kraken Complaint, the Manager discussed the security status of SOL with external counsel and continues to believe that SOL is not a security. In the days following the announcement of the Binance Complaint and Coinbase Complaint, the price of various digital assets named in the Binance Complaint and the Coinbase Complaint, as well as Fund Components such as Bitcoin, Ether, and SOL, declined significantly. In September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.” Despite these allegations, the Manager has discussed the security status of the Fund Components, including XRP and SOL, with external counsel and does not believe that any of the Fund Components are securities. However, in light of these developments and the uncertainties and fact-based nature of the analysis as to whether certain of such digital assets are “securities” under the federal securities laws, the Manager acknowledges that the SEC takes the position that one or more are securities. Nonetheless, the outcomes of such complaints and the consequent litigation is unknown and unknowable at this time and the price of these digital assets may decline as these cases advance through the federal court system.

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

Moreover, whether or not the Manager or the Fund were subject to additional regulatory requirements as a result of any determination that the Fund’s assets include securities, the Manager may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms, resulting in the Manager’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Fund, to convert XRP into U.S. dollars. The Manager subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. Similarly, following the SEC’s complaints against Binance and Coinbase in June 2023, the trading platform Robinhood and crypto service providers Revolut and Bakkt each announced that they would cease support for SOL. Furthermore, if a federal court upholds an allegation that a Fund Component is a security, the Fund itself may be terminated and, if practical, its assets liquidated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the indirect parent company of the Manager, on a monthly basis during the three months ended September 30, 2024:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2024 - July 31, 2024	-	$-	-	$200.0
August 1, 2024 - August 31, 2024	-	-	-	200.0
September 1, 2024 - September 30, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 28, 2024, DCG had not purchased any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Creation Basket”—Basket of Shares issued by the Fund in exchange for the transfer of the Total Basket Amount required for each such Creation Basket.

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

“Fund Component Basket Amount”—As of any trade date, the amount of tokens of such Fund Component required to be delivered in connection with each Creation Basket, as determined by dividing the amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date, after deducting the applicable Fund Component Aggregate Liability Amount, by the number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)) and multiplying the quotient so obtained for the Fund Component by 100.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses, a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Fund’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the LLC Agreement, the term Digital Asset Holdings shall mean the NAV as defined herein.

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

“Principal Market NAV”—The net asset value of the Fund determined on a U.S. GAAP basis. Prior to February 7, 2024, Principal Market NAV was referred to as NAV.

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

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Manager, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX Best Market® of OTC Markets Group Inc.

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

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

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

Date: November 1, 2024

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Manager of the Registrant.