Form 10-Q
period 2024-12-31
Grayscale Digital Large Cap Fund LLC
filed 2025-02-05
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56284

Grayscale Digital Large Cap Fund LLC

MANAGED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1406784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

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

Number of Shares of the registrant outstanding as of January 31, 2025: 15,867,400

Grayscale® Digital large Cap Fund LLC

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (“GSI”), the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-manager of the Fund from January 1, 2025 to May 3, 2025 and the sole remaining manager thereafter (each of GSI, GSO and GSIS, the “Manager”, as the context may require, and GSO and GSIS, together, the “Co-Managers”), and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 38.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2024	June 30, 2024
Assets:
Investments in digital assets, at fair value (cost $122,094 and $122,519 as of December 31, 2024 and June 30, 2024, respectively)	$738,200	$526,956
Total assets	$738,200	$526,956
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$738,200	$526,956
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Principal market net asset value per Share	$46.52	$33.21

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

December 31, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,902.10393657	$72,774	$551,199	74.67%
Investment in Ether	35,952.79937681	17,997	120,096	16.27%
Investment in XRP	16,878,348.199492	9,840	35,445	4.80%
Investment in SOL	140,005.07440468	17,039	27,117	3.67%
Investment in AVAX	121,274.07608545	4,444	4,343	0.59%
Net assets		$122,094	$738,200	100.00%

June 30, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,990.49484890	$73,864	$370,987	70.41%
Investment in Ether	36,577.59452337	18,310	125,205	23.76%
Investment in SOL	135,348.78720949	16,294	19,574	3.71%
Investment in XRP	16,719,307.919340	9,764	7,917	1.50%
Investment in AVAX	114,955.66479380	4,287	3,273	0.62%
Net assets		$122,519	$526,956	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager’s Fee, related party	4,138	1,980	7,273	3,564
Net investment loss	(4,138)	(1,980)	(7,273)	(3,564)
Net realized and unrealized gain from:
Net realized gain on investments in digital assets	3,708	1,343	6,848	3,044
Net change in unrealized appreciation on investments in digital assets	232,027	134,194	211,669	101,674
Net realized and unrealized gain on investments in digital assets	235,735	135,537	218,517	104,718
Net increase in net assets resulting from operations	$231,597	$133,557	$211,244	$101,154

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Increase in net assets from operations:
Net investment loss	$(4,138)	$(1,980)	$(7,273)	$(3,564)
Net realized gain on investments in digital assets	3,708	1,343	6,848	3,044
Net change in unrealized appreciation on investments in digital assets	232,027	134,194	211,669	101,674
Net increase in net assets resulting from operations	231,597	133,557	211,244	101,154
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total increase in net assets from operations and capital share transactions	231,597	133,557	211,244	101,154
Net assets:
Beginning of period	506,603	240,229	526,956	272,632
End of period	$738,200	$373,786	$738,200	$373,786
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400	15,867,400	15,867,400
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	15,867,400	15,867,400	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, through the period ended June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below in Note 4). Effective July 1, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), as discussed in Note 4. As of December 31, 2024, the digital assets included in the Fund’s portfolio were: Bitcoin, Ether, Solana (“SOL”), XRP, and Avalanche (“AVAX”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. On October 15, 2024, NYSE Arca, Inc. (“NYSE Arca”) submitted an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to list the Shares of the Fund on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC, and the Fund makes no representation as to when or if such approval and relief will be obtained. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Until December 31, 2024, Grayscale Investments, LLC (“Grayscale” or the “Manager”) acted as the Manager of the Fund and was a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). As a result of the Reorganization (as defined herein), on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of DCG, became Co-Managers of the Fund. On January 3, 2025, GSO voluntarily withdrew as a Manager of the Fund, and effective May 3, 2025, GSIS shall be the sole remaining Manager. Please refer to the subsequent events discussed in Note 11 for more information. The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQX: GBAT), Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Dogecoin Trust (DOGE), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Lido DAO Trust (LDO), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Optimism Trust (OP), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Fund. The following investment products sponsored or managed by the Manager are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act: Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Zcash Trust (ZEC). The following investment products sponsored by the Manager are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

Authorized Participants of the Fund are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Manager, is the only Authorized Participant, and is party to a participant agreement with the Manager and the Fund. Additional

Authorized Participants may be added at any time, subject to the discretion of the Manager. Liquidity Providers who are unaffiliated with the Fund may be engaged from time to time and at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2024 and June 30, 2024 and results of operations for the three and six months ended December 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 included in the Fund’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in Bitcoin	$551,199	$551,199	$-	$-
Investment in Ether	120,096	120,096	-	-
Investment in XRP	35,445	35,445	-	-
Investment in SOL	27,117	27,117	-	-
Investment in AVAX	4,343	4,343	-	-
	$738,200	$738,200	$-	$-
June 30, 2024
Assets
Investment in Bitcoin	$370,987	$370,987	$-	$-
Investment in Ether	125,205	125,205	-	-
Investment in SOL	19,574	19,574	-	-
Investment in XRP	7,917	7,917	-	-
Investment in AVAX	3,273	3,273	-	-
	$526,956	$526,956	$-	$-

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Manager of the Fund is currently evaluating the impact the ASU will have on its financial statements and related disclosures.

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	December 31, 2024	June 30, 2024
Bitcoin	Coinbase	$93,390.22	$61,929.29
Ether	Crypto.com	$3,340.40	$3,423.00
SOL	Coinbase	$193.69	$144.62
XRP	Coinbase	$2.10	$0.47
AVAX	Coinbase	$35.81	$28.47

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2023	6,230.97866186	$189,185
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(87.42054382)	(2,751)
Bitcoin distributed for Manager’s Fee, related party	(153.06326914)	(6,964)
Net change in unrealized appreciation on investment in Bitcoin	-	180,523
Net realized gain on investment in Bitcoin	-	10,994
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(13.70617168)	(841)
Bitcoin distributed for Manager’s Fee, related party	(74.68474065)	(5,389)
Net change in unrealized appreciation on investment in Bitcoin	-	181,302
Net realized gain on investment in Bitcoin	-	5,140
Bitcoin balance at December 31, 2024	5,902.10393657	$551,199

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2023	39,445.13266916	$75,964
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(1,925.59571086)	(3,779)
Ether distributed for Manager’s Fee, related party	(941.94243493)	(2,337)
Net change in unrealized appreciation on investment in Ether	-	50,085
Net realized gain on investment in Ether	-	5,272
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(169.73986727)	(531)
Ether distributed for Manager’s Fee, related party	(455.05527929)	(1,340)
Net change in unrealized appreciation on investment in Ether	-	(4,796)
Net realized gain on investment in Ether	-	1,558
Ether balance at December 31, 2024	35,952.79937681	$120,096

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
SOL contributed from portfolio rebalancing	14,724.90144955	1,274
SOL distributed for Manager’s Fee, related party	(3,292.00953097)	(292)
Net change in unrealized appreciation on investment in SOL	-	16,330
Net realized loss on investment in SOL	-	(104)
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
SOL contributed from portfolio rebalancing	6,416.33492027	960
SOL distributed for Manager’s Fee, related party	(1,760.04772508)	(302)
Net change in unrealized appreciation on investment in SOL	-	6,798
Net realized gain on investment in SOL	-	87
SOL balance at December 31, 2024	140,005.07440468	$27,117

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2023	-	$-
XRP contributed	-	-
XRP contributed from portfolio rebalancing	16,922,626.498281	9,882
XRP distributed for Manager’s Fee, related party	(203,318.578941)	(111)
Net change in unrealized depreciation on investment in XRP	-	(1,847)
Net realized loss on investment in XRP	-	(7)
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
XRP contributed from portfolio rebalancing	371,106.262575	199
XRP distributed for Manager’s Fee, related party	(212,065.982423)	(196)
Net change in unrealized appreciation on investment in XRP	-	27,452
Net realized gain on investment in XRP	-	73
XRP balance at December 31, 2024	16,878,348.199492	$35,445

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2023	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	116,340.93500452	4,338
AVAX distributed for Manager’s Fee, related party	(1,385.27021072)	(53)
Net change in unrealized depreciation on investment in AVAX	-	(1,014)
Net realized gain on investment in AVAX	-	2
AVAX balance at June 30, 2024	114,955.66479380	$3,273
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	7,830.25602469	213
AVAX distributed for Manager’s Fee, related party	(1,511.84473304)	(46)
Net change in unrealized depreciation on investment in AVAX	-	913
Net realized loss on investment in AVAX	-	(10)
AVAX balance at December 31, 2024	121,274.07608545	$4,343

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
ADA distributed from portfolio rebalancing	(10,984,888.769029)	(6,478)
ADA distributed for Manager’s Fee, related party	(210,013.782246)	(89)
Net change in unrealized appreciation on investment in ADA	-	12,051
Net realized loss on investment in ADA	-	(8,679)
ADA balance at June 30, 2024	-	$-

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
MATIC distributed from portfolio rebalancing	(2,887,850.26244458)	(2,486)
MATIC distributed for Manager’s Fee, related party	(38,179.35075866)	(26)
Net change in unrealized appreciation on investment in MATIC	-	565
Net realized gain on investment in MATIC	-	25
MATIC balance at June 30, 2024	-	$-

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

On October 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP and AVAX met the inclusion criteria of the DLCS Index. On October 2, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. On October 3, 2024, following the rebalancing, the Fund recognized a realized gain of $339,366 in connection with the sale of 5.19268958 Bitcoin and 47.44601825 Ether to purchase 1,564.99954476 SOL, 3,325.36582960 AVAX, and 215,950.368619 XRP.

5. Creations and Redemptions of Shares

At December 31, 2024 and June 30, 2024, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each Creation Basket or redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 Bitcoin, 0.0023 Ether, 0.0088 SOL, 1.0637 XRP, and 0.0076 AVAX, at December 31, 2024. Each Share represented approximately 0.0004 Bitcoin, 0.0023 Ether, 0.0085 SOL, 1.0537 XRP and 0.0072 AVAX at June 30, 2024.

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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended December 31, 2024 and June 30, 2024, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2024 or June 30, 2024.

7. Related Parties

The Fund considered the following entities, their directors, and certain employees to be related parties of the Fund as of December 31, 2024: DCG, Grayscale and Grayscale Securities. As of both December 31, 2024 and June 30, 2024, 1,055,487 Shares of the Fund were held by related parties of the Fund.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and six months ended December 31, 2024 and 2023.

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

For the three months ended December 31, 2024 and 2023, the Fund incurred Manager’s Fees of $4,138,136 and $1,979,219, respectively. For the six months ended December 31, 2024 and 2023, the Fund incurred Manager’s Fees of $7,272,043 and $3,562,810, respectively. As of December 31, 2024 and June 30, 2024, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and six months ended December 31, 2024 and 2023, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2024, DCG had not purchased any Shares of the Fund under this authorization.

8. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The Principal Market NAV of the Fund, calculated by reference to the principal market prices in accordance with U.S. GAAP, relates primarily to the value of the Fund Components, and fluctuations in the prices of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The prices of the Fund Components have a very limited history. During such history, the market prices of such Fund Components have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global trading platforms or vaults, competition from other forms of digital assets or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various court filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether-activity that, if the SEC believed Ether was presently a security, would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. In June 2023, the SEC brought charges against the Digital Asset Trading Platforms Binance and Coinbase for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought charges against the Digital Asset Trading Platform Kraken, for alleged violations of a variety of securities laws. In September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.”

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

SOL and XRP are currently Fund Components held by the Fund representing approximately 8.46% of the Fund’s NAV as of December 31, 2024. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

9. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$31.93	$15.14	$33.21	$17.18
Net increase in net assets from investment operations:
Net investment loss	(0.26)	(0.12)	(0.46)	(0.22)
Net realized and unrealized gain	14.85	8.54	13.77	6.60
Net increase in net assets resulting from operations	14.59	8.42	13.31	6.38
Principal market net asset value, end of period	$46.52	$23.56	$46.52	$23.56
Total return	45.69%	55.61%	40.08%	37.14%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the manager of the Fund prior to the Reorganization, merged with and into Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc. (“GSO”), with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the

Manager Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Fund.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Manager (as such term is defined in the LLC Agreement) of the Fund (such contracts, the “Manager Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Manager Contracts. Other than the assumption of the Manager Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Manager Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Manager of the Fund under the LLC Agreement, by and among GSO (as successor in interest to GSI) and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Manager under the LLC Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Manager of the Fund pursuant to the terms of the LLC Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Manager of the Fund.

On January 3, 2025, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the DLCS Index. On January 3, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling AVAX and other existing Fund Components, and using the cash proceeds to purchase ADA and other existing Fund Components in proportion to their respective Weightings. As a result of the rebalancing, ADA has been added to the Fund and AVAX has been removed from the Fund. As of January 6, 2025, following the rebalancing, the Fund Components consisted of 73.52% Bitcoin, 16.16% Ether, 5.05% XRP, 3.83% SOL, and 1.44% ADA, and each of the Fund’s Shares represented 0.0004 Bitcoin, 0.0022 Ether, 1.0664 XRP, 0.0089 SOL, and 0.6641 ADA.

The information below has been derived from publicly available information concerning ADA.

Cardano

ADA is a digital asset that is created and transmitted through the operations of the peer-to-peer Cardano network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Cardano network, the infrastructure of which is collectively maintained by a decentralized user base. The Cardano network allows people to exchange tokens of value, called ADA, which are recorded on a public transaction ledger known as a blockchain. ADA can be used to pay for goods and services, including computational power on the Cardano network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Cardano network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ADA on the Cardano network. When operational, smart contract operations are executed on the Cardano blockchain in exchange for payment of ADA. Like the Ethereum network, the Cardano network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

Cardano was founded by Charles Hoskinson, an early contributor of the Ethereum network, as a proof-of-stake alternative to blockchains relying on proof-of-work. The proof-of-stake consensus mechanism is intended to provide lower energy consumption in the validation of the network and potentially faster transaction times. The Cardano Foundation, a Swiss non-profit organization that administered the original network launch and token distribution, contributes to the development of the Cardano network. The Cardano Foundation has contracted IOHK, a company founded by Hoskinson, to continue building and maintaining the Cardano network.

As of the close of business on January 31, 2025, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $101,599.53 per Bitcoin, $3,313.79 per Ether, $229.84 per SOL, $3.02 per XRP, and $0.94 per ADA.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Fund follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net realized and unrealized gain on investments in digital assets	$235,735	$135,537	$218,517	$104,718
Net increase in net assets resulting from operations	$231,597	$133,557	$211,244	$101,154
Net assets(1)	$738,200	$373,786	$738,200	$373,786

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investments in digital assets for the three months ended December 31, 2024 was $235,735, which includes a realized gain of $3,369 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $339 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $232,027. Net increase in net assets resulting from operations was $231,597 for the three months ended December 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $4,138. Net assets increased to $738,200 at December 31, 2024, a 46% increase for the three-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 37 Bitcoin, 227 Ether, 882 SOL, 106,374 XRP and 764 AVAX to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended December 31, 2023 was $135,537, which includes a realized gain of $1,192 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $151 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $134,194. Net increase in net assets resulting from operations was $133,557 for the three months ended December 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $1,980. Net assets increased to $373,786 at December 31, 2023, a 56% increase for the three-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 39 Bitcoin, 241 Ether, 828 SOL, 70,512 ADA and 18,711 MATIC to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the six months ended December 31, 2024 was $218,517, which includes a realized gain of $5,731 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $1,117 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $211,669. Net increase in net assets resulting from operations was $211,244 for the six months ended December 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $7,273. Net assets increased to $738,200 at December 31, 2024, a 40% increase for the six-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 74 Bitcoin, 455 Ether, 1,760 SOL, 212,066 XRP and 1,512 AVAX to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the six months ended December 31, 2023 was $104,718, which includes a realized gain of $1,986 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $1,058 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $101,674. Net increase in net assets resulting from operations was $101,154 for the six months ended December 31, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $3,564. Net assets increased to $373,786 at December 31, 2023, a 37% increase for the six-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 78 Bitcoin, 485 Ether, 1,636 SOL, 141,323 ADA and 37,573 MATIC to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	5,945	6,226	5,990	6,231
Creations	-	-	-	-
Portfolio rebalancing(1)	(5)	5	(13)	39
Manager’s Fee, related party	(37)	(39)	(74)	(78)
Closing balance	5,903	6,192	5,903	6,192
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	5,903	6,192	5,903	6,192

Ether:
Opening balance	36,227	38,556	36,578	39,445
Creations	-	-	-	-
Portfolio rebalancing(1)	(47)	(132)	(170)	(777)
Manager’s Fee, related party	(227)	(241)	(455)	(485)
Closing balance	35,953	38,183	35,953	38,183
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	35,953	38,183	35,953	38,183

SOL:
Opening balance	139,322	128,042	135,349	123,916
Creations	-	-	-	-
Portfolio rebalancing(1)	1,565	3,894	6,416	8,828
Manager’s Fee, related party	(882)	(828)	(1,760)	(1,636)
Closing balance	140,005	131,108	140,005	131,108
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	140,005	131,108	140,005	131,108

XRP:
Opening balance	16,768,772	-	16,719,308	-
Creations	-	-	-	-
Portfolio rebalancing(1)	215,950	-	371,106	-
Manager’s Fee, related party	(106,374)	-	(212,066)	-
Closing balance	16,878,348	-	16,878,348	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	16,878,348	-	16,878,348	-

AVAX:
Opening balance	118,713	-	114,956	-
Creations	-	-	-	-
Portfolio rebalancing(1)	3,325	-	7,830	-
Manager’s Fee, related party	(764)	-	(1,512)	-
Closing balance	121,274	-	121,274	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	121,274	-	121,274	-

ADA:
Opening balance	-	11,206,037	-	11,194,903
Creations	-	-	-	-
Portfolio rebalancing(1)	-	19,528	-	101,473
Manager’s Fee, related party	-	(70,512)	-	(141,323)
Closing balance	-	11,155,053	-	11,155,053
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	11,155,053	-	11,155,053

MATIC:
Opening balance	-	2,988,141	-	2,926,030
Creations	-	-	-	-
Portfolio rebalancing(1)	-	(9,815)	-	71,158
Manager’s Fee, related party	-	(18,711)	-	(37,573)
Closing balance	-	2,959,615	-	2,959,615
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	2,959,615	-	2,959,615

Number of Shares:
Opening balance	15,867,400	15,867,400	15,867,400	15,867,400
Creations	-	-	-	-
Closing balance	15,867,400	15,867,400	15,867,400	15,867,400

	As of December 31,
	2024	2023
Prices of digital assets on principal market
Bitcoin	$93,390.22	$42,533.28
Ether	$3,340.40	$2,281.10
SOL	$193.69	$104.79
XRP	$2.10	N/A
AVAX	$35.81	N/A
ADA	N/A	$0.60
MATIC	N/A	$0.99

Principal Market NAV per Share(2)	$46.52	$23.56

Digital Asset Reference Rates
Bitcoin	$93,696.34	$42,565.26
Ether	$3,345.15	$2,284.21
SOL	$194.02	$104.34
XRP	$2.10	N/A
AVAX	$35.92	N/A
ADA	N/A	$0.60
MATIC	N/A	$1.00

NAV per Share(2)	$46.65	$23.58

(1)
For more information on prior quarterly rebalances and the resulting impact on the Fund’s portfolio, please see Note 4 to the Unaudited Financial Statements—Portfolio Rebalancing.
(2)
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

As of December 31, 2024, the Fund had a net closing balance with a value of $740,237,525, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of December 31, 2024, the Fund had a total market value of $738,200,454, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 to December 31, 2024. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation” in the Fund’s Annual Report on Form 10-K.

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” in the Fund’s Annual Report for further details.

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for Bitcoin from January 1, 2020 to December 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. Effective July 1, 2022, the Digital Asset Reference Rate for Bitcoin is an Indicative Price for Bitcoin. As a result, the Digital Asset Reference Rates for Bitcoin for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Bitcoin for periods prior to July 1, 2022. During the period from January 1, 2020 to December 31, 2024, the Digital Asset Reference Rate has ranged from $4,941.00 to $106,559.08, with the straight average being $36,300.52 through December 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended December 31, 2020	$11,103.62	$29,185.50	12/31/2020	$4,941.00	3/16/2020	$29,185.50	$29,185.50
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
Twelve months ended December 31, 2022	$28,194.51	$47,980.44	3/28/2022	$15,786.90	11/21/2022	$16,557.57	$16,536.90
Twelve months ended December 31, 2023	$28,831.30	$44,172.36	12/8/2023	$16,607.22	1/1/2023	$42,565.26	$42,020.70
Twelve months ended December 31, 2024	$65,940.60	$106,559.08	12/17/2024	$39,181.63	1/23/2024	$93,696.34	$93,696.34
January 1, 2020 to December 31, 2024	$36,300.52	$106,559.08	12/17/2024	$4,941.00	3/16/2020	$93,696.34	$93,696.34

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from January 1, 2020 to December 31, 2024. During such period, the price of Bitcoin has ranged from $4,950.39 to $106,726.24, with the straight average being $36,295.60 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	$29,185.05
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
Twelve months ended December 31, 2022	$28,194.16	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,556.29	$16,561.21
Twelve months ended December 31, 2023	$28,836.18	$44,422.02	12/8/2023	$16,599.24	1/1/2023	$42,533.28	$42,014.39
Twelve months ended December 31, 2024	$65,911.03	$106,726.24	12/17/2024	$39,120.89	1/23/2024	$93,390.22	$93,390.22
January 1, 2020 to December 31, 2024	$36,295.60	$106,726.24	12/17/2024	$4,950.39	3/16/2020	$93,390.22	$93,390.22

Ether

The following table illustrates the movements in the Digital Asset Reference Rate for Ether from January 1, 2020 to December 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for Ether was an Index Price for Ether. Effective July 1, 2022, the Digital Asset Reference Rate for Ether is an Indicative Price for Ether. As a result, the Digital Asset Reference Rates for Ether for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Ether for periods prior to July 1, 2022. During the period from January 1, 2020 to December 31, 2024, the Digital Asset Reference Rate has ranged from $109.83 to $4,776.32, with the straight average being $1,980.93 through December 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/2020	$109.83	3/16/2020	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
Twelve months ended December 31, 2022	$1,987.71	$3,816.94	1/4/2022	$913.51	6/18/2022	$1,201.84	$1,195.54
Twelve months ended December 31, 2023	$1,793.88	$2,363.91	12/10/2023	$1,202.23	1/1/2023	$2,284.21	$2,306.41
Twelve months ended December 31, 2024	$3,041.86	$4,070.55	12/6/2024	$2,193.71	1/23/2024	$3,345.15	$3,345.15
January 1, 2020 to December 31, 2024	$1,980.93	$4,776.32	11/9/2021	$109.83	3/16/2020	$3,345.15	$3,345.15

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from January 1, 2020 to December 31, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,981.11 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
Twelve months ended December 31, 2022	$1,987.98	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,201.33	$1,196.81
Twelve months ended December 31, 2023	$1,793.98	$2,376.20	12/10/2023	$1,200.85	1/1/2023	$2,281.10	$2,304.67
Twelve months ended December 31, 2024	$3,042.34	$4,053.28	12/6/2024	$2,197.00	1/23/2024	$3,340.40	$3,340.40
January 1, 2020 to December 31, 2024	$1,981.11	$4,776.95	11/9/2021	$110.29	3/16/2020	$3,340.40	$3,340.40

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Reference Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $255.13, with the straight average being $89.65 through December 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the constituent Digital Asset Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.72	$254.78	11/6/2021	$141.71	10/11/2021	$168.22	$168.22
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.37	12/29/2022	$10.06	$9.93
Twelve months ended December 31, 2023	$29.28	$119.18	12/25/2023	$9.98	1/1/2023	$104.34	$105.08
Twelve months ended December 31, 2024	$155.18	$255.13	11/21/2024	$81.41	1/23/2024	$194.02	$194.02
October 1, 2021 to December 31, 2024	$89.65	$255.13	11/21/2024	$8.37	12/29/2022	$194.02	$194.02

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2024. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $255.75, with the straight average being $89.65 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.73	$254.44	11/6/2021	$141.68	10/11/2021	$168.25	$168.25
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.29	12/29/2022	$10.09	$9.86
Twelve months ended December 31, 2023	$29.28	$119.79	12/25/2023	$9.97	1/1/2023	$104.79	$104.82
Twelve months ended December 31, 2024	$155.17	$255.75	11/23/2024	$81.17	1/23/2024	$193.69	$193.69
October 1, 2021 to December 31, 2024	$89.65	$255.75	11/23/2024	$8.29	12/29/2022	$193.69	$193.69

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from January 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to December 31, 2024. The Digital Asset Reference Rate for XRP is an Indicative Price for XRP. The Digital Asset Reference Rate for XRP has ranged from $0.14 to $2.75, with the straight average being $0.50 for the periods January 1, 2020 through January 3, 2021 and January 4, 2024 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended December 31, 2020	$0.26	$0.71	11/24/2020	$0.14	3/16/2020	$0.22	$0.22
January 1, 2021 to January 3, 2021	$0.23	$0.24	1/1/2021	$0.22	1/2/2021	$0.23	$0.23
January 4, 2024 to December 31, 2024	$0.74	$2.75	12/2/2024	$0.43	7/5/2024	$2.10	$2.10
January 1, 2020 to January 3, 2021 and January 4, 2024 to December 31, 2024	$0.50	$2.75	12/2/2024	$0.14	3/16/2020	$2.10	$2.10

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from January 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to December 31, 2024. The price of XRP has ranged from $0.14 to $2.72, with the straight average being $0.50 for the periods January 1, 2020 through January 3, 2021 and January 4, 2024 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$0.26	$0.71	11/24/2020	$0.14	3/16/2020	$0.22	$0.22
January 1, 2021 to January 3, 2021	$0.23	$0.24	1/1/2021	$0.22	1/2/2021	$0.23	$0.23
January 4, 2024 to December 31, 2024	$0.74	$2.72	12/2/2024	$0.43	7/5/2024	$2.10	$2.10
January 1, 2020 to January 3, 2021 and January 4, 2024 to December 31, 2024	$0.50	$2.72	12/2/2024	$0.14	3/16/2020	$2.10	$2.10

Avalanche

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to December 31, 2024. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Reference Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. The Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $30.62 from the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through December 31, 2024. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the constituent Digital Asset Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to December 31, 2022	$26.13	$95.06	4/5/2022	$10.79	12/29/2022	$10.98	$10.87
January 1, 2023 to January 4, 2023	$11.36	$12.04	1/4/2023	$10.90	1/1/2023	$12.04	$12.04
January 4, 2024 to December 31, 2024	$34.18	$62.75	3/18/2024	$19.26	8/5/2024	$35.92	$35.92
April 5, 2022 to January 4, 2023 and January 4, 2024 to December 31, 2024	$30.62	$95.06	4/5/2022	$10.79	12/29/2022	$35.92	$35.92

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to December 31, 2024. The price of AVAX has ranged from $10.76 to $93.01, with the straight average being $30.55 from the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to December 31, 2022	$25.98	$93.01	4/5/2022	$10.76	12/29/2022	$10.95	$10.89
January 1, 2023 to January 4, 2023	$11.36	$12.03	1/4/2023	$10.88	1/1/2023	$12.03	$12.03
January 4, 2024 to December 31, 2024	$34.17	$62.35	3/18/2024	$19.40	8/5/2024	$35.81	$35.81
April 5, 2022 to January 4, 2023 and January 4, 2024 to December 31, 2024	$30.55	$93.01	4/5/2022	$10.76	12/29/2022	$35.81	$35.81

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to December 31, 2024. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to December 31, 2024. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)

Recent Developments

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the manager of the Fund prior to the Reorganization, merged with and into Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc. (“GSO”), with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Manager Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Fund.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Manager (as such term is defined in the LLC Agreement) of the Fund (such contracts, the “Manager Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Manager Contracts. Other than the assumption of the Manager Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Manager Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Manager of the Fund under the LLC Agreement, by and among GSO (as successor in interest to GSI) and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Manager under the LLC Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Manager of the Fund pursuant to the terms of the LLC Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Manager of the Fund.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Manager and an affiliate of the Fund, Grayscale Bitcoin Trust ETF (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Fund is not a party to these proceedings, the Fund may in the future be subject to legal proceedings or disputes.

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

As of the date of this Quarterly Report, the Manager does not expect the foregoing proceedings to have a material adverse effect on the Fund’s business, financial condition or results of operations.

The Manager and/or the Fund may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the indirect parent company of the Manager, on a monthly basis during the three months ended December 31, 2024:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$200.0
November 1, 2024 - November 30, 2024	-	-	-	200.0
December 1, 2024 - December 31, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through January 31, 2025, DCG had not purchased any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of GSI until December 31, 2024, and GSO thereafter, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Manager of the Fund until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc.

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

“Manager” or “Co-Manager”—The manager of the Fund. Grayscale Investments, LLC was the manager of the Fund before January 1, 2025, Grayscale Operating, LLC is a co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC is a co-manager of the Fund from January 1, 2025 to May 3, 2025 and will be the sole remaining manager thereafter.

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

“Manager Contracts”—Certain contracts assigned by GSO pertaining to its role as Manager (as such term is defined in the LL Agreement) of the Fund to GSIS in connection with the Reorganization.

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

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of its liabilities and expenses, a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Fund’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the LLC Agreement, the term Digital Asset Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Manager’s Fee for the Fund is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report. For purposes of the LLC Agreement, the term Digital Asset Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

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

Grayscale Investments Sponsors, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: February 5, 2025

* The Registrant is a fund and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Manager of the Registrant.