Form 10-Q
period 2025-03-31
Grayscale Digital Large Cap Fund LLC
filed 2025-05-02
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of Shares of the registrant outstanding as of April 28, 2025: 15,867,400

Grayscale® Digital large Cap Fund LLC

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (“GSI”), the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-manager of the Fund from January 1, 2025 to May 3, 2025 and the sole remaining manager thereafter (each of GSI, GSO and GSIS, the “Manager”, as the context may require, and GSO and GSIS, together, the “Co-Managers”), and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2024 (the “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in our Annual Report, and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2025	June 30, 2024
Assets:
Investments in digital assets, at fair value (cost $128,210 and $122,519 as of March 31, 2025 and June 30, 2024, respectively)	$603,087	$526,956
Total assets	$603,087	$526,956
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$603,087	$526,956
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Principal Market NAV per Share	$38.01	$33.21

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

March 31, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,808.43490387	$71,620	$478,870	79.40%
Investment in Ether	35,335.02697543	17,688	64,569	10.71%
Investment in XRP	16,824,239.319101	9,900	35,163	5.83%
Investment in SOL	140,686.98248526	17,267	17,618	2.92%
Investment in ADA	10,477,348.708711	11,735	6,867	1.14%
Total Investments		$128,210	$603,087	100.00%
Net assets			$603,087	100.00%

June 30, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,990.49484890	$73,864	$370,987	70.41%
Investment in Ether	36,577.59452337	18,310	125,205	23.76%
Investment in SOL	135,348.78720949	16,294	19,574	3.71%
Investment in XRP	16,719,307.919340	9,764	7,917	1.50%
Investment in AVAX	114,955.66479380	4,287	3,273	0.62%
Total Investments		$122,519	$526,956	100.00%
Net assets			$526,956	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Digital Large Cap Fund LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager’s Fee, related party	4,414	2,882	11,687	6,446
Net investment loss	(4,414)	(2,882)	(11,687)	(6,446)
Net realized and unrealized (loss) gain from:
Net realized gain on investments in digital assets	10,530	10,033	17,378	13,077
Net change in unrealized appreciation on investments in digital assets	(141,229)	225,325	70,440	326,999
Net realized and unrealized (loss) gain on investments in digital assets	(130,699)	235,358	87,818	340,076
Net (decrease) increase in net assets resulting from operations	$(135,113)	$232,476	$76,131	$333,630

See accompanying notes to the unaudited financial statements.

grayscale digital Large cap fund llc

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
(Decrease) increase in net assets from operations:
Net investment loss	$(4,414)	$(2,882)	$(11,687)	$(6,446)
Net realized gain on investments in digital assets	10,530	10,033	17,378	13,077
Net change in unrealized appreciation on investments in digital assets	(141,229)	225,325	70,440	326,999
Net (decrease) increase in net assets resulting from operations	(135,113)	232,476	76,131	333,630
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(135,113)	232,476	76,131	333,630
Net assets:
Beginning of period	738,200	373,786	526,956	272,632
End of period	$603,087	$606,262	$603,087	$606,262
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400	15,867,400	15,867,400
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	15,867,400	15,867,400	15,867,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE digital large cap fund llc

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, through the period ended June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below in Note 4). Effective July 1, 2022, the Fund’s digital assets consist of digital assets that comprise the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS is designed and managed by CoinDesk Indices, Inc. (in this capacity, the “Index Provider”), as discussed in Note 4. As of March 31, 2025, the digital assets included in the Fund’s portfolio were: Bitcoin, Ether, XRP, Solana (“SOL”), and Cardano (“ADA”) (collectively, the “Fund Components”). On a quarterly basis beginning on the second business day of January, April, July and October of each year, the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in connection with creations. The Fund does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. On October 15, 2024, NYSE Arca, Inc. (“NYSE Arca”) submitted an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to list the Shares of the Fund on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC, and the Fund makes no representation as to when or if such approval and relief will be obtained. The Fund’s investment objective is to hold the top digital assets by market capitalization and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“GSI”), the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments, LLC (“GSIS”), the co-manager of the Fund from January 1, 2025 to May 3, 2025 and the sole remaining manager thereafter (each of GSI, GSO and GSIS, the “Manager”, as the context may require, and GSO and GSIS, together, the “Co-Manager”) are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. The Manager is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays the Manager a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Fund. Information related to the affiliated investment products can be found on the Manager’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investments products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the manager of the Fund prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Manager Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Fund.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2025 and June 30, 2024 and results of operations for the three and nine months ended March 31, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 included in our Annual Report.

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

The Fund conducts its transactions in Fund Components, including receiving Fund Components for the creation of Shares and delivering Fund Components for the redemption of Shares and for the payment of the Manager’s Fee. At this time, the Fund is not accepting redemption requests from shareholders. Since its inception, the Fund has not held cash or cash equivalents. The Manager will determine the Fund’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

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

The cost basis of each Fund Component received by the Fund in connection with a creation order is recorded by the Fund at the fair value of such Fund Component at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components for Share creations and the delivery of Fund Components for Share redemptions, or for payment of expenses in Fund Components or the sale of Fund Components when the Manager rebalances the Fund’s portfolio. At this time, the Fund is not accepting redemption requests from shareholders. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee and selling Fund Component(s) when the Manager rebalances the Fund’s portfolio.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investment in Bitcoin	$478,870	$478,870	$-	$-
Investment in Ether	64,569	64,569	-	-
Investment in XRP	35,163	35,163	-	-
Investment in SOL	17,618	17,618	-	-
Investment in ADA	6,867	6,867	-	-
	$603,087	$603,087	$-	$-
June 30, 2024
Assets
Investment in Bitcoin	$370,987	$370,987	$-	$-
Investment in Ether	125,205	125,205	-	-
Investment in SOL	19,574	19,574	-	-
Investment in XRP	7,917	7,917	-	-
Investment in AVAX	3,273	3,273	-	-
	$526,956	$526,956	$-	$-

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

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	March 31, 2025	June 30, 2024
Bitcoin	Coinbase	$82,443.85	$61,929.29
Ether	Crypto.com	$1,827.33	$3,423.00
XRP	Coinbase	$2.09	$0.47
SOL	Coinbase	$125.23	$144.62
ADA	Coinbase	$0.66	N/A
AVAX	Coinbase	N/A	$28.47

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2023	6,230.97866186	$189,185
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(87.42054382)	(2,751)
Bitcoin distributed for Manager’s Fee, related party	(153.06326914)	(6,964)
Net change in unrealized appreciation on investment in Bitcoin	-	180,523
Net realized gain on investment in Bitcoin	-	10,994
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Bitcoin distributed from portfolio rebalancing	(71.44609760)	(6,522)
Bitcoin distributed for Manager’s Fee, related party	(110.61384743)	(8,745)
Net change in unrealized appreciation on investment in Bitcoin	-	110,127
Net realized gain on investment in Bitcoin	-	13,023
Bitcoin balance at March 31, 2025	5,808.43490387	$478,870

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2023	39,445.13266916	$75,964
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(1,925.59571086)	(3,779)
Ether distributed for Manager’s Fee, related party	(941.94243493)	(2,337)
Net change in unrealized appreciation on investment in Ether	-	50,085
Net realized gain on investment in Ether	-	5,272
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Ether distributed from portfolio rebalancing	(568.93132582)	(1,971)
Ether distributed for Manager’s Fee, related party	(673.63622212)	(1,923)
Net change in unrealized appreciation on investment in Ether	-	(60,014)
Net realized gain on investment in Ether	-	3,272
Ether balance at March 31, 2025	35,335.02697543	$64,569

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
SOL contributed from portfolio rebalancing	14,724.90144955	1,274
SOL distributed for Manager’s Fee, related party	(3,292.00953097)	(292)
Net change in unrealized appreciation on investment in SOL	-	16,330
Net realized loss on investment in SOL	-	(104)
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
SOL contributed from portfolio rebalancing	7,967.88108110	1,296
SOL distributed for Manager’s Fee, related party	(2,629.68580533)	(458)
Net change in unrealized appreciation on investment in SOL	-	(2,929)
Net realized gain on investment in SOL	-	135
SOL balance at March 31, 2025	140,686.98248526	$17,618

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2023	-	$-
XRP contributed	-	-
XRP contributed from portfolio rebalancing	16,922,626.498281	9,882
XRP distributed for Manager’s Fee, related party	(203,318.578941)	(111)
Net change in unrealized depreciation on investment in XRP	-	(1,847)
Net realized loss on investment in XRP	-	(7)
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
XRP contributed from portfolio rebalancing	421,022.077510	322
XRP distributed for Manager’s Fee, related party	(316,090.677749)	(462)
Net change in unrealized appreciation on investment in XRP	-	27,110
Net realized gain on investment in XRP	-	276
XRP balance at March 31, 2025	16,824,239.319101	$35,163

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
ADA distributed from portfolio rebalancing	(10,984,888.769029)	(6,478)
ADA distributed for Manager’s Fee, related party	(210,013.782246)	(89)
Net change in unrealized depreciation on investment in ADA	-	12,051
Net realized loss on investment in ADA	-	(8,679)
ADA balance at June 30, 2024	-	$-
ADA contributed	-	-
ADA contributed from portfolio rebalancing	10,539,970.763711	11,707
ADA distributed for Manager’s Fee, related party	(62,622.055000)	(52)
Net change in unrealized depreciation on investment in ADA	-	(4,868)
Net realized gain on investment in ADA	-	80
ADA balance at March 31, 2025	10,477,348.708711	$6,867

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2023	-	$-
AVAX contributed	-	-
AVAX contributed from portfolio rebalancing	116,340.93500452	4,338
AVAX distributed for Manager’s Fee, related party	(1,385.27021072)	(53)
Net change in unrealized depreciation on investment in AVAX	-	(1,014)
Net realized gain on investment in AVAX	-	2
AVAX balance at June 30, 2024	114,955.66479380	$3,273
AVAX contributed	-	-
AVAX distributed from portfolio rebalancing	(113,418.90243682)	(4,832)
AVAX distributed for Manager’s Fee, related party	(1,536.76235698)	(47)
Net change in unrealized depreciation on investment in AVAX	-	1,014
Net realized gain on investment in AVAX	-	592
AVAX balance at March 31, 2025	-	$-

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
MATIC distributed from portfolio rebalancing	(2,887,850.26244458)	(2,486)
MATIC distributed for Manager’s Fee, related party	(38,179.35075866)	(26)
Net change in unrealized appreciation on investment in MATIC	-	565
Net realized gain on investment in MATIC	-	25
MATIC balance at June 30, 2024	-	$-

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

On January 3, 2025, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the DLCS Index. On January 3, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling AVAX and certain existing Fund Components in proportion to their respective Weightings and using the cash proceeds to purchase ADA. As a result of the rebalancing, ADA was added to the Fund and AVAX was removed from the Fund. On January 4, 2025, following the rebalancing, the Fund recognized a realized gain of $6,907,147 in connection with the sale of 57.73992592 Bitcoin, 399.19145855 Ether, and 121,274.07608545 AVAX to purchase 1,551.54616083 SOL, 10,539,970.7637110 ADA, and 49,915.814935 XRP.

5. Creations and Redemptions of Shares

At March 31, 2025 and June 30, 2024, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset portion, if any, and the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each Creation Basket or redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 Bitcoin, 0.0022 Ether, 1.0603 XRP, 0.0089 SOL, and 0.6603 ADA at March 31, 2025. Each Share represented approximately 0.0004 Bitcoin, 0.0023 Ether, 0.0085 SOL, 1.0537 XRP and 0.0072 AVAX at June 30, 2024.

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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2025 and June 30, 2024, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2025 or June 30, 2024.

7. Related Parties

The Fund considered the following entities, their directors, and certain employees to be related parties of the Fund as of March 31, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of March 31, 2025 and June 30, 2024, 1,058,657 and 1,055,487 Shares of the Fund were held by related parties of the Fund, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m.,

New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the three and nine months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the Fund incurred Manager’s Fees of $4,416,098 and $2,883,172, respectively. For the nine months ended March 31, 2025 and 2024, the Fund incurred Manager’s Fees of $11,688,141 and $6,445,982, respectively. As of March 31, 2025 and June 30, 2024, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and nine months ended March 31, 2025 and 2024, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the board of the Manager (the “Board”) approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2025, DCG had not purchased any Shares of the Fund under this authorization.

8. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The Principal Market NAV of the Fund, calculated by reference to the principal market prices in accordance with U.S. GAAP, relates primarily to the value of the Fund Components, and fluctuations in the prices of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The prices of the Fund Components have a very limited history. During such history, the market prices of such Fund Components have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The Securities and Exchange Commission (the “SEC”), at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

In June 2023, the SEC brought charges against the Digital Asset Trading Platforms Binance and Coinbase for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought charges against the Digital Asset Trading Platform Kraken, for alleged violations of a variety of securities laws. In September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.” In February 2025, the SEC announced it had filed a joint stipulation with Coinbase to dismiss the enforcement action against it. In March 2025, the SEC announced it had dismissed its enforcement action against Cumberland DRW, LLC.

Further, Ripple Labs, Inc. (“Ripple”), the company that retains a key role in stewarding the development of XRP, is currently a defendant in a federal class-action lawsuit filed by certain XRP holders that alleges that XRP is a security issued by Ripple. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. In October 2024, the SEC filed a notice of appeal. In March 2025, the SEC withdrew its appeal.

SOL, XRP, and ADA are currently Fund Components held by the Fund representing approximately 9.91% of the Fund’s NAV as of March 31, 2025. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

9. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$46.52	$23.56	$33.21	$17.18
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.28)	(0.18)	(0.74)	(0.41)
Net realized and unrealized (loss) gain	(8.23)	14.83	5.54	21.44
Net (decrease) increase in net assets resulting from operations	(8.51)	14.65	4.80	21.03
Principal Market NAV, end of period	$38.01	$38.21	$38.01	$38.21
Total return	-18.29%	62.18%	14.45%	122.41%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

On April 2, 2025, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the DLCS Index. On April 2, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Weightings. No new tokens were added to or removed from the Fund. As of April 3, 2025, following the rebalancing, the Fund Components consisted of 79.59% Bitcoin, 10.54% Ether, 5.86% XRP, 2.88% SOL, and 1.13% ADA, and each of the Fund’s Shares represented 0.0004 Bitcoin, 0.0022 Ether, 1.0697 XRP, 0.0094 SOL, and 0.6620 ADA.

As of the close of business on April 28, 2025, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $94,813.63 per Bitcoin, $1,797.80 per Ether, $148.46 per SOL, $2.29 per XRP, and $0.71 per ADA.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

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

Prior to July 1, 2022, the Fund determined which Fund Components to hold pursuant to the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager replaced the Target Coverage Ratio Methodology as the fund construction criteria and adopted the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices, or Old Indicative Prices. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Quarterly Report, each of the Digital Asset Reference Rates are Indicative Prices. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report for additional information.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Manager of the Fund prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Manager Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Fund.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Manager (as such term is defined in the LLC Agreement) of the Fund (such contracts, the “Manager Contracts”) to GSIS, a Delaware limited liability company and a wholly owned direct subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Manager Contracts. Other than the assumption of the Manager Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Manager Contracts.

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

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components by the Fund in connection with Share creations and the delivery of Fund Components by the Fund in connection with Share redemptions or for payment of expenses in Fund Components. At this time, the Fund is not accepting redemption requests from shareholders. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee in the Fund Components.

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

The cost basis of each Fund Component received by the Fund in connection with a creation order is recorded by the Fund at the fair value of such Fund Component at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Fund may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net realized and unrealized (loss) gain on investments in digital assets	$(130,699)	$235,358	$87,818	$340,076
Net (decrease) increase in net assets resulting from operations	$(135,113)	$232,476	$76,131	$333,630
Net assets(1)	$603,087	$606,262	$603,087	$606,262

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investments in digital assets for the three months ended March 31, 2025 was ($130,699), which includes a realized gain of $3,625 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $6,905 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of ($141,229). Net decrease in net assets resulting from operations was ($135,113) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $4,414. Net assets decreased to $603,087 at March 31, 2025, an 18% decrease for the three-month period. The decrease in net assets primarily resulted from the price depreciation of Fund Components during the period and the withdrawal of approximately 36 Bitcoin, 219 Ether, 870 SOL, 104,025 XRP, 25 AVAX, and 62,622 ADA to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the three months ended March 31, 2024 was $235,358, which includes a realized gain of $2,067 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $7,966 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $225,325. Net increase in net assets resulting from operations was $232,476 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $2,882. Net assets increased to $606,262 at March 31, 2024, a 62% increase for the three-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 37 Bitcoin, 229 Ether, 813 SOL, 67,219 ADA, 607 MATIC, 669 AVAX, and 99,119 XRP to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2025 was $87,818, which includes a realized gain of $9,356 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $8,022 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $70,440. Net increase in net assets resulting from operations was $76,131 for the nine months ended March 31, 2025, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $11,687. Net assets increased to $603,087 at March 31, 2025, a 14% increase for the nine-month period. The increase in net assets primarily resulted from the pricing trends in Fund Components during the nine months ended March 31, 2025, partially offset by the withdrawal of approximately 110 Bitcoin, 674 Ether, 2,630 SOL, 316,091 XRP, 1,537 AVAX, and 62,622 ADA to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2024 was $340,076, which includes a realized gain of $4,053 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $9,024 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $326,999. Net increase in net assets resulting from operations was $333,630 for the nine months ended March 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $6,446. Net assets increased to $606,262 at March 31, 2024, a 122% increase for the nine-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 116 Bitcoin, 714 Ether, 2,449 SOL, 208,543 ADA, 38,180 MATIC, 669 AVAX, and 99,119 XRP to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	5,903	6,192	5,990	6,231
Creations	-	-	-	-
Portfolio rebalancing(1)	(58)	(190)	(71)	(150)
Manager’s Fee, related party	(36)	(37)	(110)	(116)
Closing balance	5,809	5,965	5,809	5,965
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	5,809	5,965	5,809	5,965

Ether:
Opening balance	35,953	38,183	36,578	39,445
Creations	-	-	-	-
Portfolio rebalancing(1)	(399)	(1,346)	(569)	(2,123)
Manager’s Fee, related party	(219)	(229)	(674)	(714)
Closing balance	35,335	36,608	35,335	36,608
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	35,335	36,608	35,335	36,608

SOL:
Opening balance	140,005	131,108	135,349	123,916
Creations	-	-	-	-
Portfolio rebalancing(1)	1,552	111	7,968	8,939
Manager’s Fee, related party	(870)	(813)	(2,630)	(2,449)
Closing balance	140,687	130,406	140,687	130,406
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	140,687	130,406	140,687	130,406

XRP:
Opening balance	16,878,348	-	16,719,308	-
Creations	-	-	-	-
Portfolio rebalancing(1)	49,916	16,538,863	421,022	16,538,863
Manager’s Fee, related party	(104,025)	(99,119)	(316,091)	(99,119)
Closing balance	16,824,239	16,439,744	16,824,239	16,439,744
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	16,824,239	16,439,744	16,824,239	16,439,744

ADA:
Opening balance	-	11,155,053	-	11,194,903
Creations	-	-	-	-
Portfolio rebalancing(1)	10,539,971	(318,034)	10,539,971	(216,561)
Manager’s Fee, related party	(62,622)	(67,219)	(62,622)	(208,543)
Closing balance	10,477,349	10,769,800	10,477,349	10,769,799
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	10,477,349	10,769,800	10,477,349	10,769,799

AVAX:
Opening balance	121,274	-	114,956	-
Creations	-	-	-	-
Portfolio rebalancing(1)	(121,249)	111,647	(113,419)	111,647
Manager’s Fee, related party	(25)	(669)	(1,537)	(669)
Closing balance	-	110,978	-	110,978
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	110,978	-	110,978

MATIC:
Opening balance	-	2,959,615	-	2,926,030
Creations	-	-	-	-
Portfolio rebalancing(1)	-	(2,959,008)	-	(2,887,850)
Manager’s Fee, related party	-	(607)	-	(38,180)
Closing balance	-	-	-	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	-	-	-

Number of Shares:
Opening balance	15,867,400	15,867,400	15,867,400	15,867,400
Creations	-	-	-	-
Closing balance	15,867,400	15,867,400	15,867,400	15,867,400

	As of March 31,
	2025	2024
Prices of digital assets on principal market
Bitcoin	$82,443.85	$71,026.32
Ether	$1,827.33	$3,637.95
XRP	$2.09	$0.63
SOL	$125.23	$200.17
ADA	$0.66	$0.65
AVAX	N/A	$54.13

Principal Market NAV per Share(2)	$38.01	$38.21

Digital Asset Reference Rates
Bitcoin	$82,895.81	$70,948.73
Ether	$1,834.87	$3,632.98
XRP	$2.11	$0.63
SOL	$125.76	$199.88
ADA	$0.66	$0.65
AVAX	N/A	$53.87

NAV per Share(2)	$38.22	$38.16

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

As of March 31, 2025, the Fund had a net closing balance with a value of $606,422,450, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of March 31, 2025, the Fund had a total market value of $603,086,237, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 to March 31, 2025. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation” in our Annual Report.

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” in our Annual Report for further details.

Bitcoin

The following table illustrates the movements in the Digital Asset Reference Rate for Bitcoin from April 1, 2020 to March 31, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. Effective July 1, 2022, the Digital Asset Reference Rate for Bitcoin is an Indicative Price for Bitcoin. As a result, the Digital Asset Reference Rates for Bitcoin for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Bitcoin for periods prior to July 1, 2022. During the period from April 1, 2020 to March 31, 2025, the Digital Asset Reference Rate has ranged from $6,212.24 to $106,559.08, with the straight average being $40,514.62 through March 31, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended March 31, 2021	$20,225.08	$61,593.93	3/13/2021	$6,212.24	4/1/2020	$58,592.37	$58,592.37
Twelve months ended March 31, 2022	$46,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,646.21	$46,425.74	4/3/2022	$15,786.90	11/21/2022	$28,399.13	$28,399.13
Twelve months ended March 31, 2024	$36,451.58	$73,128.99	3/13/2024	$25,061.89	9/11/2023	$70,948.73	$70,771.38
Twelve months ended March 31, 2025	$75,810.86	$106,559.08	12/17/2024	$53,112.80	8/5/2024	$82,895.81	$82,895.81
April 1, 2020 to March 31, 2025	$40,514.62	$106,559.08	12/17/2024	$6,212.24	4/1/2020	$82,895.81	$82,895.81

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from April 1, 2020 to March 31, 2025. During such period, the price of Bitcoin has ranged from $6,214.99 to $106,726.24, with the straight average being $40,507.03 through March 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79
Twelve months ended March 31, 2024	$36,445.22	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$71,026.32	$70,840.97
Twelve months ended March 31, 2025	$75,777.36	$106,726.24	12/17/2024	$53,469.64	8/5/2024	$82,443.85	$82,443.85
April 1, 2020 to March 31, 2025	$40,507.03	$106,726.24	12/17/2024	$6,214.99	4/1/2020	$82,443.85	$82,443.85

Ether

The following table illustrates the movements in the Digital Asset Reference Rate for Ether from April 1, 2020 to March 31, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for Ether was an Index Price for Ether. Effective July 1, 2022, the Digital Asset Reference Rate for Ether is an Indicative Price for Ether. As a result, the Digital Asset Reference Rates for Ether for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Ether for periods prior to July 1, 2022. During the period from April 1, 2020 to March 31, 2025, the Digital Asset Reference Rate has ranged from $130.15 to $4,776.32, with the straight average being $2,104.57 through March 31, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended March 31, 2021	$641.22	$1,987.17	2/20/2021	$130.15	4/1/2020	$1,900.34	$1,900.34
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
Twelve months ended March 31, 2023	$1,655.11	$3,492.35	4/4/2022	$913.51	6/18/2022	$1,824.28	$1,824.28
Twelve months ended March 31, 2024	$2,123.31	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$3,632.98	$3,568.89
Twelve months ended March 31, 2025	$2,982.51	$4,070.55	12/6/2024	$1,817.56	3/29/2025	$1,834.87	$1,834.87
April 1, 2020 to March 31, 2025	$2,104.57	$4,776.32	11/9/2021	$130.15	4/1/2020	$1,834.87	$1,834.87

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from April 1, 2020 to March 31, 2025. During such period, the price of Ether has ranged from $130.22 to $4,776.95, with the straight average being $2,104.69 through March 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
Twelve months ended March 31, 2023	$1,655.32	$3,493.00	4/4/2022	$913.24	6/18/2022	$1,828.98	$1,828.98
Twelve months ended March 31, 2024	$2,123.33	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,637.95	$3,564.53
Twelve months ended March 31, 2025	$2,982.76	$4,053.28	12/6/2024	$1,813.87	3/30/2025	$1,827.33	$1,827.33
April 1, 2020 to March 31, 2025	$2,104.69	$4,776.95	11/9/2021	$130.22	4/1/2020	$1,827.33	$1,827.33

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from April 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to March 31, 2025. The Digital Asset Reference Rate for XRP is an Indicative Price for XRP. The Digital Asset Reference Rate for XRP has ranged from $0.17 to $3.29, with the straight average being $0.78 for the periods April 1, 2020 through January 3, 2021 and January 4, 2024 through March 31, 2025:

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 1, 2020 to January 3, 2021	$0.27	$0.71	11/24/2020	$0.17	4/1/2020	$0.23	$0.23
January 4, 2024 to March 31, 2024	$0.58	$0.73	3/11/2024	$0.50	2/2/2024	$0.63	$0.63
Twelve months ended March 31, 2025	$1.23	$3.29	1/16/2025	$0.43	7/5/2024	$2.11	$2.11
April 1, 2020 to January 3, 2021 and January 4, 2024 to March 31, 2025	$0.78	$3.29	1/16/2025	$0.17	4/1/2020	$2.11	$2.11

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from April 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to March 31, 2025. The price of XRP has ranged from $0.17 to $3.29, with the straight average being $0.78 for the periods April 1, 2020 through January 3, 2021 and January 4, 2024 through March 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 1, 2020 to January 3, 2021	$0.27	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.23
January 4, 2024 to March 31, 2024	$0.58	$0.73	3/11/2024	$0.50	2/2/2024	$0.63	$0.63
Twelve months ended March 31, 2025	$1.23	$3.29	1/16/2025	$0.43	7/5/2024	$2.09	$2.09
April 1, 2020 to January 3, 2021 and January 4, 2024 to March 31, 2025	$0.78	$3.29	1/16/2025	$0.17	7/2/2020	$2.09	$2.09

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Reference Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $274.68, with the straight average being $95.98 through March 31, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.38	$254.78	11/6/2021	$79.97	3/14/2022	$123.03	$123.03
Twelve months ended March 31, 2023	$36.62	$137.47	4/1/2022	$8.37	12/29/2022	$20.91	$20.91
Twelve months ended March 31, 2024	$54.63	$199.88	3/31/2024	$14.73	6/15/2023	$199.88	$186.48
Twelve months ended March 31, 2025	$169.19	$274.68	1/19/2025	$118.17	3/10/2025	$125.76	$125.76
October 1, 2021 to March 31, 2025	$95.98	$274.68	1/19/2025	$8.37	12/29/2022	$125.76	$125.76

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2025. Since the addition of the token to the Fund’s portfolio, the price of SOL has ranged from $8.29 to $280.00, with the straight average being $95.98 through March 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.39	$254.44	11/6/2021	$79.97	3/14/2022	$122.97	$122.97
Twelve months ended March 31, 2023	$36.62	$137.51	4/1/2022	$8.29	12/29/2022	$20.98	$20.98
Twelve months ended March 31, 2024	$54.61	$200.17	3/31/2024	$14.76	6/15/2023	$200.17	$186.28
Twelve months ended March 31, 2025	$169.20	$280.00	1/19/2025	$119.58	3/10/2025	$125.23	$125.23
October 1, 2021 to March 31, 2025	$95.98	$280.00	1/19/2025	$8.29	12/29/2022	$125.23	$125.23

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from July 1, 2021 to March 31, 2024, the period from April 1, 2024 to April 2, 2024 (when ADA was removed from the Fund), and the period from January 4, 2025 (when ADA was subsequently re-added to the Fund) to March 31, 2025. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Reference Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. The Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.76 for the periods from July 1, 2021 through April 2, 2024 and January 4, 2025 through March 31, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15
Twelve months ended March 31, 2023	$0.47	$1.20	4/5/2022	$0.24	12/29/2022	$0.40	$0.40
Twelve months ended March 31, 2024	$0.41	$0.77	3/11/2024	$0.24	9/11/2023	$0.65	$0.65
April 1, 2024 to April 2, 2024	$0.60	$0.62	4/1/2024	$0.59	4/2/2024	$0.59	$0.59
January 4, 2025 to March 31, 2025	$0.83	$1.15	1/17/2025	$0.63	2/28/2025	$0.66	$0.66
July 1, 2021 to April 2, 2024 and January 4, 2025 to March 31, 2025	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.66	$0.66

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, during the periods from July 1, 2021 through April 2, 2024 (when ADA was removed from the Fund) and January 4, 2025 (when ADA was subsequently re-added to the Fund) through March 31, 2025. The price of ADA has ranged from $0.24 to $2.99, with the straight average being $0.76 from the periods July 1, 2021 through April 2, 2024 and January 4, 2025 through March 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to March 31, 2022	$1.61	$2.99	9/3/2021	$0.78	3/11/2022	$1.15	$1.15
Twelve months ended March 31, 2023	$0.47	$1.20	4/5/2022	$0.24	12/29/2022	$0.40	$0.40
Twelve months ended March 31, 2024	$0.41	$0.77	3/11/2024	$0.24	9/11/2023	$0.65	$0.65
April 1, 2024 to April 2, 2024	$0.60	$0.62	4/1/2024	$0.59	4/2/2024	$0.59	$0.59
January 4, 2025 to March 31, 2025	$0.83	$1.16	1/17/2025	$0.63	2/28/2025	$0.66	$0.66
July 1, 2021 to April 2, 2024 and January 4, 2025 to March 31, 2025	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.66	$0.66

Avalanche

Effective April 5, 2022, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase AVAX in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to January 3, 2025 (when AVAX was subsequently removed from the Fund). Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Reference Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. The Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $30.66 from the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through January 3, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to January 4, 2023	$25.92	$95.06	4/5/2022	$10.79	12/29/2022	$12.04	$12.04
January 4, 2024 to March 31, 2024	$41.41	$62.75	3/18/2024	$29.02	1/23/2024	$53.87	$54.60
April 1, 2024 to January 3, 2025	$31.95	$54.44	12/4/2024	$19.26	8/5/2024	$41.63	$41.63
April 5, 2022 to January 4, 2023 and January 4, 2024 to January 3, 2025	$30.66	$95.06	4/5/2022	$10.79	12/29/2022	$41.63	$41.63

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, during the period from April 5, 2022 (when AVAX was added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to January 3, 2025 (when AVAX was subsequently removed from the Fund). The price of AVAX has ranged from $10.76 to $93.01, with the straight average being $30.59 from the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through January 3, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to January 4, 2023	$25.77	$93.01	4/5/2022	$10.76	12/29/2022	$12.03	$12.03
January 4, 2024 to March 31, 2024	$41.38	$62.35	3/18/2024	$29.04	1/23/2024	$54.13	$54.62
April 1, 2024 to January 3, 2025	$31.95	$54.16	12/4/2024	$19.40	8/5/2024	$41.45	$41.45
April 5, 2022 to January 4, 2023 and January 4, 2024 to January 3, 2025	$30.59	$93.01	4/5/2022	$10.76	12/29/2022	$41.45	$41.45

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to March 31, 2025. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to March 31, 2025. Prior to July 1, 2022, the NAV per Share was calculated based on the Fund Components held by the Fund pursuant to the Target Coverage Ratio Methodology and using Index Prices or Old Indicative Prices. Effective July 1, 2022, the NAV per Share is calculated based on the Fund Components held by the Fund pursuant to the DLCS Methodology and using Indicative Prices. As a result, the NAV per Share for periods subsequent to July 1, 2022 is not directly comparable to the NAV per Share in periods prior to July 1, 2022.

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

Item 4. Controls and Procedures

The Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager, and to the audit committee of the Manager, as appropriate, to allow timely decisions regarding required disclosure.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Manager’s motion to dismiss. On November 6, 2023, the Manager filed a motion for reargument of the Court’s order denying the Manager’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Manager’s motion for reargument, and on November 30, 2023, the Manager filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Manager’s motion for reargument. On March 25, 2024, the Manager filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Manager’s application for interlocutory appeal. On April 1, 2024, the Court denied the Manager’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Manager filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Manager’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Manager’s motion to strike. On November 22, 2024, the Manager filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Manager’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a Notice of Appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. The Manager and Grayscale Bitcoin Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Quarterly Report, the Manager does not expect the foregoing proceedings to have a material adverse effect on the Fund’s business, financial condition or results of operations.

The Manager and/or the Fund may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by DCG, the indirect parent company of the Manager, on a monthly basis during the three months ended March 31, 2025:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2025 - January 31, 2025	-	$-	-	$200.0
February 1, 2025 - February 28, 2025	-	-	-	200.0
March 1, 2025 - March 31, 2025	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through April 28, 2025, DCG had not purchased any Shares of the Fund under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

“AML”—Anti-money laundering.

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

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Creation Basket”—Basket of Shares issued by the Fund upon the transfer of the Total Basket Amount required for each such Creation Basket.

“Custodial Services”—The Custodian’s services that (i) allow digital assets to be deposited from a public blockchain address to the Fund’s digital asset accounts and (ii) allow the Fund and the Manager to withdraw digital assets from the Fund’s digital asset accounts to a public blockchain address the Fund or the Manager controls pursuant to instructions the Fund or the Manager provides to the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Agreement”—The Amended and Restated Custodial Services Agreement, dated as of June 29, 2022, by and between the Fund, Manager and Custodian that governs the Fund’s and the Manager’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Fund’s assets.

“Custodian Fee”—Fee payable to the Custodian for services it provides to the Fund, which the Manager shall pay to the Custodian as a Manager-paid Expense.

“CUTPA”—The Connecticut Unfair Trade Practices Act.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as a Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing such Digital Asset Network. See “Item 1. Business—Overview of the Digital Asset Industry and Market” in our Annual Report.

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

“Fund Component”—A digital asset designated as such by the Manager in accordance with the policies and procedures set forth in our Annual Report.

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

“Fund Rebalancing Period”—Any period during which the Manager reviews for rebalancing the Fund’s portfolio in accordance with the policies and procedures set forth in our Annual Report. For purposes of the Limited Liability Company Agreement, the term Fund Rebalancing Period shall mean the Fund Rebalancing Period as defined herein.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Manager of the Fund until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Manager of the Fund from and after January 1, 2025 and a wholly owned direct subsidiary of GSO.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Reference Rate Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Trading Platforms trading digital assets selected by the Reference Rate Provider for calculation of the Digital Asset Reference Rates, as amended from time to time.

“Index Price”—A price for a Fund Component determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that designed and manages the DLCS.

“Index Rebalancing Period”—Any period during which the Index Provider reviews for rebalancing the DLCS in accordance with the policies and procedures set forth in our Annual Report.

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

“KYC”—Know-your-customer.

“Liquidity Provider”—A service provider that facilitates the purchase of digital assets in connection with the creation of Baskets.

“LLC Agreement”—The Second Amended and Restated Limited Liability Company Agreement establishing and governing the operations of the Fund, as amended by Amendments No. 1, No. 2, and No. 3 thereto, and as the same may be further amended from time to time.

“Manager” or “Co-Manager”—The manager of the Fund. GSI was the manager of the Fund before January 1, 2025, GSO is a co-manager of the Fund from January 1, 2025 to May 3, 2025, and GSIS is a co-manager of the Fund from January 1, 2025 to May 3, 2025 and will be the sole remaining manager thereafter.

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

“Merger”—The merger of GSI with and into GSO, with GSO continuing as the surviving company.

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

“Reorganization”—The internal corporate reorganization of GSI consummated on January 1, 2025.

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

Date: May 2, 2025

* The Registrant is a fund and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Manager of the Registrant.