Form 10-K
period 2025-06-30
Grayscale Digital Large Cap Fund LLC
filed 2025-09-05
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-56284

Grayscale Digital Large Cap Fund LLC

MANAGED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on December 31, 2024 as reported by the OTC Markets Group Inc. on that date: $609,362,101

Number of Shares of the registrant outstanding as of September 2, 2025: 15,867,400

i

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Digital Large Cap Fund LLC (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (“GSI”), the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-manager of the Fund from January 1, 2025 to May 3, 2025 and the sole remaining manager thereafter (each of GSI, GSO and GSIS, the “Manager”, as the context may require, and GSO and GSIS, together, the “Co-Managers”), and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Fund’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Fund’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including the digital assets held by the Fund, have experienced in recent periods and may continue to experience, which could cause the value of the Shares to be volatile and/or have a material adverse effect on the value of the Shares;
•
the recency of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
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
•
the limited history of the Index Prices;
•
the Fund’s reliance on third party service providers to perform certain functions essential to the affairs of the Fund and the challenges that replacement of such service providers could pose to the safekeeping of the digital assets held by the Fund and to the operations of the Fund;
•
the Fund’s shareholders having different rights than those of shareholders governed by the laws of U.S. jurisdictions due to the Fund being a Cayman Islands limited liability company;

•
the Custodian’s possible resignation or removal by the Manager or otherwise, without replacement, which could trigger early termination of the Fund;
•
competition from the emergence or growth of other methods of investing in digital assets could adversely affect the value of the Shares;
•
the possibility that the Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market;
•
the SEC has taken, and may in the future take, the view that some of the Fund Components are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund;
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
•
the possibility that an Authorized Participant, the Fund or the Manager could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to such Authorized Participant, the Fund or the Manager and also result in decreased liquidity for the Shares;
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
•
the lack of ability to participate in Staking (as defined herein), which could have adverse consequences for the Fund;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 132.

This Annual Report supplements and, where applicable, amends the Memorandum, as defined in the Fund’s Second Amended and Restated Limited Liability Company Agreement, for general purposes.

v

PART I

Item 1. Business

Overview of the Fund and the Shares

The Fund is a Cayman Islands limited liability company that was formed and registered on January 25, 2018. The Fund’s purpose is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund. The Fund issues Shares, which represent equal, fractional undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Fund issues Shares only in one or more whole Baskets. A Basket equals 100 Shares. See “—Description of Creation of Shares.” On July 1, 2025, the U.S. Securities and Exchange Commission (the “SEC”), through its Division of Trading and Markets acting pursuant to delegated authority, approved the application to list Grayscale Digital Large Cap Fund LLC (the “Fund”) on NYSE Arca, Inc. (“NYSE Arca”). Shortly thereafter, the Commission issued a notice indicating that it would review the approval order, and imposed a stay on such order during its review. Grayscale Investments Sponsors, LLC, the manager of the Fund, remains committed to pursuing the listing of the Fund on NYSE Arca and continues to work closely with key stakeholders to obtain approval of the application.

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

Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Further, on July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority (the “Authority”) under the Private Funds Act (reference number: 1688783) and is registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the“Private Funds Act”). The Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. Before the Fund is able to effect open redemptions as an open-ended Fund, it will be required to meet the requirements of, and register with, the Authority and be regulated as a mutual fund under the Mutual Funds Act (As Revised) of the Cayman Islands. No assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Second Amended and Restated Limited Liability Company Agreement (as amended by Amendments No. 1, No. 2 and No. 3 thereto, and as the same may be amended from time to time, the “LLC Agreement”) and the relevant Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s digital assets, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

For a discussion of risks relating to the deviation in the value of the Shares from the NAV per Share, see“Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to Digital

Assets—The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of digital assets could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value,”“Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—The value of the Shares relates directly to the value of the digital assets then held by the Fund, the value of which may be highly volatile and subject to fluctuations due to a number of factors,”“Item 1A. Risk Factors—Risk Factors Related to Digital Asset Markets—Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets and, consequently, the value of the Shares,”and“Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.”

Until December 31, 2024, Grayscale Investments, LLC was the manager (the “Manager”) of the Fund. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Managers of the Fund. On January 3, 2025, GSO voluntarily withdrew as a Manager of the Fund, and effective May 3, 2025, GSIS is the sole remaining Manager. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information. The Bank of New York Mellon is the administrator (in such capacity, the “Administrator”) of the Fund, Continental Stock Transfer & Trust Company is the transfer agent of the Fund (the “Transfer Agent”), and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”) of the Fund.

Investment Objective

The Fund’s investment objective is for the value of the Shares (based on NAV per Share) to reflect the value of the digital assets held by the Fund (the “Fund Components”) as determined by reference to their respective Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and weightings within the Fund, plus any cash held by the Fund and reduced by the Fund’s expenses and other liabilities. From July 1, 2022 to June 5, 2025, the Fund Components consisted of the digital assets that made up the CoinDesk Large Cap Select Index (DLCS) (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS was designed and managed by CoinDesk Indices, Inc. (the “Index Provider”). The digital assets that made up the DLCS (the “DLCS Index Components” or, prior to June 5, 2025, the “DLCS Index Components”) were drawn from the universe (the “DLCS Index Universe” or, prior to June 5, 2025, the “Index Universe”) of investable digital assets that met the following criteria, (i) the digital asset must be ranked in the top 250 in the Index Provider’s Digital Asset Classification Standard (“DACS”) report, (ii) custodian services for the digital asset must be available from Coinbase Custody, a division of Coinbase Global Inc., and must be accessible to U.S. investors, (iii) the digital asset must not be a stablecoin or categorized as a meme coin as determined by the Index Provider and (iv) the digital asset must have been listed on a Constituent Trading Platform (as defined herein) for a minimum of 30 days leading up to the quarterly period beginning 14 days before the second business day of each January, April, July, and October, during which the DLCS is rebalanced (each such period, a “DLCS Index Rebalancing Period” or, prior to June 5, 2025, an “Index Rebalancing Period”). Due to the Index Provider’s criteria for selecting digital assets for inclusion as DLCS Index Components, certain high market capitalization digital assets are not DLCS Index Components as a result of their categorization by the Index Provider or other specified reasons and therefore not included as DLCS Index Components. For example, as of the date hereof, Tether (“USDT”) and U.S. Dollar Coin (“USDC”) are not included due to their categorization by the Index Provider as stablecoins, Dogecoin (“DOGE”) is not included due to its categorization by the Index Provider as a meme coin, and Binance Coin (“BNB”) is not included due to custodian services from Coinbase Custody not being available for it.

The Index Provider applies market capitalization, liquidity and data availability criteria to the digital assets in the DLCS Index Universe in order to arrive at between five and ten digital assets that, in the Index Provider’s judgment, represent a diversified benchmark for the largest and most liquid digital assets in the digital asset market (the “Large Cap sector”), rather than exposure to all digital assets in the DLCS Index Universe. The respective weightings of the DLCS Index Components within the DLCS are determined by the Index Provider based on market capitalization criteria, and are referred to as the “DLCS Index Weightings.” The process followed by the Index Provider to determine the DLCS Index Universe, the DLCS Index Components and their respective DLCS Index Weightings is referred to as the “DLCS Methodology.” The Fund seeks to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market. Because DLCS Index Components target the Large Cap sector and are included in the DLCS in accordance with market capitalization and liquidity criteria, as of June 30, 2025, the DLCS covered approximately 83% of the market capitalization of the entire digital asset market, excluding stablecoins and meme coins, based on data provided by the Index Provider calculated using data from CoinMarketCap.com. Additionally, as of June 30, 2025, the DLCS covered approximately 92% of the market capitalization of the Index Universe.

Effective from June 5, 2025 the Fund Components have consisted of the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances as further described in this Annual Report, as amended from time to time by our Exchange Act filings. The CD5 is designed and managed by the Index Provider. The digital assets that make up the CD5 (the “Index Components”) are drawn from the universe of investable digital assets meeting the following criteria (the “Index Universe”): (i) the digital asset must be ranked in the top 250 by market capitalization, excluding stablecoins; (ii) the digital asset must be able to support an applicable index price by nature of its inclusion on a sufficient amount of digital asset trading platforms and volume metrics; (iii) the digital asset must not be a

“wrapped token,” “pegged token,” or “liquid-staked asset,” a “gas-only token,” a “memecoin,” a “privacy-focused” token, each as defined by the Index Provider, or an asset that meets the definition of a security as determined by the Index Provider; and (iv) the digital asset must be listed as a USD and/or USDC pair on a minimum of three trading platforms that contribute to the applicable Index Price and such trading platform must meet the following requirements: (a) at least one listing has existed for the previous 90 days; (b) at least one digital trading platform is a Category 1 Trading Platform; and (c) there has been 30 consecutive days of non-zero volume on all three trading platforms described above.

The Index Provider applies market capitalization, liquidity and data availability criteria to the digital assets in the Index Universe in order to arrive at five digital assets that, in the Index Provider’s judgment, represent a diversified benchmark for the largest and most liquid digital assets in the digital asset market (the “Large Cap Sector”), rather than exposure to all digital assets in the Index Universe. The respective weightings of the Index Components within the CD5 are determined by the Index Provider based on market capitalization criteria and are referred to as the “Index Weightings.” The process followed by the Index Provider to determine the Index Universe, the Index Components and their respective Index Weightings is referred to as the “CD5 Methodology.”

From and after June 5, 2025, the Fund seeks to (i) provide large cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market. Because Index Components target the Large Cap Sector and are included in the CD5 in accordance with market capitalization and liquidity criteria, as of June 30, 2025, the CD5 covered approximately 85% of the market capitalization of the entire digital asset market, excluding stablecoins, based on data provided by the Index Provider calculated using data from CoinDesk Data. Additionally, as of June 30, 2025, the CD5 covered approximately 83% of the market capitalization of the Index Universe.

As the context may require, prior to June 5, 2025, references herein to the “Index Components,” “Index Universe,” “Fund Rebalancing Period” and the “Index Rebalancing Period” are references to the “DLCS Index Components,” the “DLCS Index Universe,” the “DLCS Fund Rebalancing Period” and the “DLCS Index Rebalancing Period” as applicable.

The Fund Components consist of the Index Components except that the Manager may determine to exclude a particular Index Component in its discretion under a variety of circumstances. See “Part I—Item 1. Business—Fund Construction Criteria—DLCS Methodology—Inclusion of New Fund Components” and “Part I—Item 1. Business—Fund Construction Criteria—CD5 Methodology—Inclusion of New Fund Components” in this Annual Report, as amended from time to time by our Exchange Act filings. The weightings of each Fund Component (the “Fund Weightings”) are generally expected to be the same as the Index Weightings except when the Manager determines to exclude one or more digital assets from the Fund Components and/or rebalance the weighting of the Fund Components, in which case the Fund Weightings will generally be expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components.

There can be no assurance that the Fund will be able to achieve its investment objective. Historically, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of the Fund Components, plus any cash held by the Fund and reduced by the Fund’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

In the event the Shares trade at a substantial premium or discount, investors who purchase Shares on OTCQX will pay substantially more or less, respectively, for their Shares than investors who purchase Shares in a private placement. There can be no assurance that the value of the Shares (based on NAV per Share) will reflect the value of the Fund Components as determined by reference to their respective Index Prices and Weightings, less the Fund’s expenses and other liabilities. This may happen for a variety of reasons, including the holding period under Rule 144 for Shares purchased in a private placement, the lack of an ongoing redemption program, any halting of creations by the Fund, Fund Component price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global trading platform market for trading the Fund Components. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Fund Components, less the Fund’s expenses and other liabilities, and the Fund may be unable to meet its investment objective for the foreseeable future.

The Shares have historically traded at a substantial premium over, or a substantial discount to, the value of the Fund’s digital assets, plus any cash held by the Fund and reduced by the Fund’s expenses and other liabilities. For example, from July 1, 2022 to June 30, 2025, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s NAV per Share based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025). From July 1, 2022 to June 30, 2025, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 63% based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025), and the average discount was 35% based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025). As of June 30, 2025, the last business day of the period, the Fund’s Shares were quoted on OTCQX at a discount of 2% to the Fund’s NAV per Share based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between July 1, 2022 to June 30, 2025, has been quoted at a discount on 751 days.

From July 1, 2025 to September 2, 2025, the Shares quoted on OTCQX traded at both discounts and premiums to the value of the Fund’s NAV per Share based on the CD5 Methodology. From July 1, 2025 to September 2, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s NAV per Share was less than 1% based on the CD5 Methodology, the average premium was less than 1%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 10% based on the CD5 Methodology, and the average discount was 6%. As of September 2, 2025, the Fund’s Shares were quoted on OTCQX at a discount of 8% to the Fund’s NAV per Share based on the CD5 Methodology.

Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the Fund Components. A substantial direct investment in digital assets may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the digital assets and may involve the payment of substantial fees to acquire such digital assets from third party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the Fund Components, it is important to understand the investment attributes of, and the market for, the Fund Components.

Index Prices

The Fund values its digital assets for operational purposes by reference to Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and weightings within the Fund, plus any cash held by the Fund and reduced by the Fund’s expenses and other liabilities. As of July 1, 2022, upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component was the reference rate used by the Index Provider to constitute the DLCS. From July 1, 2022 through June 30, 2025, the Digital Asset Reference Rate used by the Index Provider for each DLCS Index Component had been a volume-weighted average price in U.S. dollars for the Fund Component for the immediately preceding 60-minute period derived from data collected from Constituent Trading Platforms (such price, an “Indicative Price”). As such, from July 1, 2022 through June 30, 2025, the Digital Asset Reference Rate for each Fund Component had been an Indicative Price.

Under the DLCS Methodology, the Index Provider may also have used a DLCS Index Price as the reference rate for a DLCS Index Component, and if it did so, then the Manager would have used a DLCS Index Price for the relevant Fund Component. The “DLCS Index Price” for a Fund Component would have been determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

From and after July 1, 2025, the value of the Fund Components is determined by reference to Index Prices, as the Fund has transitioned from the DLCS to the CD5. The “Index Price” of each Fund Component will be the U.S. dollar value of each Fund Component derived from the Digital Asset Trading Platforms that are reflected in each Fund Component’s CoinDesk CCIXber Reference Rate, calculated at 4:00 p.m., New York time, on each business day. The Fund Components are carried, for financial statement purposes, at fair value as required by U.S. generally accepted accounting principles (“U.S. GAAP”). The Fund determines the fair value of the Fund Components based on the price provided by the Digital Asset Market (defined below) that the Fund considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Fund determined on a U.S. GAAP basis is referred to as “Principal Market NAV.” Prior to February 7, 2024, Principal Market NAV was referred to as NAV. “Digital Asset Market” means a “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market”), as each such term is defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Master Glossary. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Fund’s principal market selection.

The Fund uses Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) to calculate its “NAV,” a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Fund’s assets, less the U.S. dollar value of the Fund’s expenses and other liabilities, calculated in the manner set forth under “Part I—Item 1. Business—Valuation of Digital Assets and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

NAV and NAV per Share are not measures calculated in accordance with U.S. GAAP. NAV is not intended to be a substitute for the Fund’s Principal Market NAV calculated in accordance with U.S. GAAP, and NAV per Share is not intended to be a substitute for the Fund’s Principal Market NAV per Share calculated in accordance with U.S. GAAP. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.

Fund Construction Criteria

For the period between July 1, 2022 and June 30, 2025, the Fund’s portfolio was constructed based on the DLCS Methodology. Effective July 1, 2025, the Fund uses the CD5 Methodology to construct the Fund’s portfolio. The following sets forth a description of the DLCS Methodology and the CD5 Methodology.

DLCS Methodology

Index Universe

The Index Components were drawn from the Index Universe, which was determined based on the following criteria: (i) the digital asset must be ranked in the top 250 in the Index Provider’s DACS report, (ii) custodian services for the digital asset must be available from Coinbase Custody, a division of Coinbase Global Inc., and must be accessible to U.S. investors, (iii) the digital asset must not be a stablecoin or categorized as a meme coin as determined by the Index Provider and (iv) the digital asset must have been listed on a Constituent Trading Platform for a minimum of 30 days leading up to the DLCS Index Rebalancing Period.

Eligibility and Weighting

Under the DLCS Methodology and subject to the below, a digital asset included in the DLCS Index Universe was generally eligible for inclusion in the DLCS as a DLCS Index Component, and thus the Fund’s portfolio as a Fund Component, if it satisfied market capitalization, liquidity and data availability metrics determined by the Index Provider. Digital assets were included in the DLCS on a market capitalization-weighted basis. For example, a digital asset with a larger market capitalization would have had a higher representation in the DLCS, and thus the Fund’s portfolio (unless the Manager excluded the digital asset from the Fund). Market capitalization refers to a digital asset’s market value, as determined by multiplying the amount of tokens of such digital asset in circulation by the market price of a token of such digital asset. The market price per token of a Fund Component was determined by reference to the applicable Digital Asset Reference Rate. The market capitalization of any digital assets not in the DLCS, and therefore not held by the Fund, were determined based on data that the Index Provider obtained directly from trading platforms and other service providers. Because the Fund created Shares in exchange for Fund Components on a daily basis, the market capitalization of each Fund Component was calculated, and its Fund Weighting therefore fluctuated daily in accordance with changes in the market price of such Fund Components.

Inclusion of New Fund Components

In order for a new digital asset to qualify for inclusion in the DLCS, and thus the Fund’s portfolio during a Fund Rebalancing Period, it must have been included in the DLCS Index Universe and be among the 20 highest ranked digital assets in the DLCS Index Universe by market capitalization. Such 20 digital assets were referred to as the “DLCS Selection Universe.” In order for a digital asset in the DLCS Selection Universe to have been included in the Fund’s portfolio during a DLCS Fund Rebalancing Period, such digital asset must (i) have had a current market capitalization that was at least 1.2 times the median current market capitalization of the DLCS Selection Universe, (ii) have had a median daily value traded (“MDVT”) for the DLCS Index Rebalancing Period that was at least 1.2 times the MDVT of the Selection Universe for the DLCS Index Rebalancing Period, (iii) traded on at least three Constituent Trading Platforms as of the first day of the DLCS Index Rebalancing Period, (iv) have been included in the DLCS Selection Universe during the DLCS Index Rebalancing Period (as defined below) for the prior quarter, (v) the inclusion of such new digital asset would not have resulted in the Fund holding more than ten Fund Components and (vi) such digital asset must have had a minimum weight of 1.0% (collectively, the “DLCS Index Inclusion Criteria”). In the event that more than ten digital assets met the DLCS Index Inclusion Criteria, the qualifying digital assets would have been ranked by current market capitalizations. Those ranked below the top ten would have been excluded.

The Index Provider was able to include a digital asset that did not meet the DLCS Index Inclusion Criteria in the DLCS if the DLCS Index Components no longer collectively met the five constituent minimum, at which point the Index Provider would first relax the market capitalization and liquidity requirements included in the DLCS Index Inclusion Criteria to those included in the Removal Criteria described below and would have included the next largest digital assets by current market capitalization that met such requirements, until there were five Index Components. If after relaxing such requirements, there were still fewer than five DLCS Index Components, the Index Provider would further relax the requirements and include the next the next largest digital assets by current market capitalization until there were five DLCS Index Components.

Removal of Existing Fund Components

The DLCS, and therefore the Fund, was rebalanced on a quarterly basis according to the DLCS Methodology during a period beginning 14 days before the second business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). During each DLCS Index Rebalancing Period, a digital asset was removed as an Index Component from the DLCS, and therefore removed from the Fund also as a Fund Component, if (A) (i) it was not included in the Selection Universe, (ii) it failed to be listed on at least three Constituent Trading Platforms, (iii) it had a current market capitalization that was less than 1.0 times the median current market capitalization of the Selection Universe, (iv) it had an MDVT for the DLCS Index Rebalancing Period that was less than 1.0 times the MDVT of the Selection Universe for the DLCS Index Rebalancing Period, or (v) such digital asset had a weight of less than 0.8% and (B) such removal would not result in the DLCS holding less than five DLCS Index Components (collectively, the “DLCS Removal Criteria”).

For example, if BCH was not included in the DLCS Selection Universe, failed to meet the thresholds in market capitalization and liquidity described above, or had a weight in the Index of less than 0.8%, BCH would be removed from the DLCS, unless its removal would result in the DLCS holding less than five DLCS Index Components, in which case it would not be removed.

CD5 Methodology

Index Universe

From and after June 5, 2025, the Index Components are drawn from the Index Universe meeting the following criteria (the “Index Universe”): (i) the digital asset must be ranked in the top 250 by market capitalization, excluding stablecoins; (ii) the digital asset must be able to support an applicable index price by nature of its inclusion on a sufficient amount of digital asset trading platforms and volume metrics; (iii) the digital asset must not be a “wrapped token,” “pegged token,” or “liquid-staked asset,” a “gas only token,” a “memecoin,” a “privacy-focused” token, each as defined by the Index Provider, or an asset that meets the definition of a security as determined by the Index Provider; and (iv) the digital asset must be listed as a USD and/or USDC pair on a minimum of three trading platforms that contribute to the applicable Index Price and such trading platform must meet the following requirements: (a) at least one listing has existed for the previous 90 days; (b) at least one digital trading platform is a Category 1 Trading Platform; and (c) there has been 30 consecutive days of non-zero volume on all three trading platforms described above.

Eligibility and Weighting

Under the CD5 Methodology and subject to the below, a digital asset included in the CD5 Index Universe will generally be eligible for inclusion in the CD5 as an Index Component, and thus the Fund’s portfolio as a Fund Component, if it satisfies market capitalization, liquidity and data availability metrics determined by the Index Provider. Digital assets will be included in the CD5 on a market capitalization-weighted basis. For example, a digital asset with a larger market capitalization will have a higher representation in the CD5, and thus the Fund’s portfolio (unless the Manager excludes the digital asset from the Fund). Market capitalization refers to a digital asset’s market value, as determined by multiplying the number of tokens of such digital asset in circulation by the market price of a token of such digital asset. The market price per token of a Fund Component will be determined by reference to the applicable Index Price. The market capitalization of any digital assets not in the CD5, and therefore not held by the Fund, will be determined based on data that the Index Provider obtains directly from trading platforms and other service providers. Because the Fund creates Shares in exchange for Fund Components on a daily basis, the market capitalization of each Fund Component is calculated, and its Fund Weighting therefore fluctuates, daily in accordance with changes in the market price of such Fund Components.

The CD5, and therefore the Fund, is rebalanced on a quarterly basis according to the CD5 Methodology during a period beginning 30 days before the last business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”).

Inclusion of New Fund Components

In order for a new digital asset to qualify for inclusion in the CD5, and thus the Fund’s portfolio during a Fund Rebalancing Period, it must be included in the Index Universe and included in the CoinDesk 20 Index (the “Selection Universe”).

Inclusion in the Selection Universe

The digital assets that make up the Selection Universe are selected according to the following rules:

1.
All digital assets in the Index Universe are ranked by 90-day MDVT. Daily volume data is sourced from USD and USDC trading pairs aggregated across centralized Digital Asset Trading Platforms that contribute to the applicable Index Price;
2.
Following the ranking described in Step 1, the 50 highest ranked current constituents of the Index Universe and 40 highest ranked non-constituents of the Index Universe are eligible to qualify for the Selection Universe. The remainder of the assets are removed;
3.
Following removal of ineligible digital assets described in Step 2, all digital assets that are not supported by Coinbase Custody Trust Company are removed;
4.
Following the removals described in Step 3, the digital assets are ranked by market capitalization;
5.
Following the ranking described in Step 4, the top 15 ranked digital assets are selected for inclusion in the Selection Universe;
6.
From the remaining digital assets not selected in Step 5, any current constituents included within the top 25 ranking described in Step 4 are selected in order, until 20 digital assets are selected for inclusion in the Selection Universe;
7.
If Step 6 results in fewer than 20 constituents included in the Selection Universe, the highest-ranked non-constituents from the remaining digital assets are selected until 20 constituents are selected.

Inclusion in the CD5

In order for a digital asset in the Selection Universe to be included in the CD5 and therefore the Fund’s portfolio during a Fund Rebalancing Period, such digital asset must satisfy the following rules: (i) the top four assets by market capitalization in the Selection Universe will automatically be selected for inclusion; (ii) the fifth digital asset selected for inclusion will be a current CD5 constituent unless such digital asset falls below the top six digital asset by market capitalization in the Selection Universe; (iii) if no such current constituent is eligible pursuant to (ii), the digital asset with the largest market capitalization from the remaining Selection Universe will be selected for inclusion. Under ordinary circumstances, the CD5 is intended to have five digital asset constituents.

Outside of the quarterly Index Rebalancing Period, the Index Provider may remove a digital asset as an Index Component from the CD5 under extraordinary circumstances. For example, if an Index Component is determined to be a “security” under the federal securities laws by the SEC, a federal court or other U.S. government agency, it may be removed from the CD5 at a date determined and announced by the Index Provider. In the event the Index Provider removes an Index Component outside of the quarterly rebalancing period, the Manager expects the Fund would rebalance and the relevant digital asset would be removed as a Fund Component as soon as practical.

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
•
the digital asset’s underlying code contains, or may contain, significant flaws or vulnerabilities; or
•
there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset.

The Manager will determine whether a particular digital asset that is included or eligible for inclusion in the Fund is a security for purposes of the federal securities laws by considering a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. The Manager does not intend to permit the Fund to hold any digital asset that the Manager determines is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because a federal court upholds an allegation that a digital asset is a security.

The Fund Weightings are generally expected to be the same as the Index Weightings except when one or more digital assets have been excluded from the Fund Components based on the Exclusion Criteria, in which case the Fund Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components.

The Manager may exclude a digital asset or rebalance the Fund Weighting of an existing Fund Component to the extent its inclusion as a Fund Component or projected Fund Weighting would exceed a threshold that could, in the Manager’s sole discretion, require the Fund to register as an investment company under the Investment Company Act or require the Manager to register as an investment adviser under the Investment Advisers Act.

Illustrative Example

For the purposes of illustration, the digital assets included in the Index Universe that qualified for inclusion in the CoinDesk 20 Index (the “Selection Universe”) were Bitcoin, Avalanche (AVAX) and Chainlink (LINK). In order for a new digital asset to qualify for inclusion in the CD5, it must be included in the Index Universe and the Selection Universe. However, the only digital asset that qualified for inclusion in the CD5 based on the market capitalization requirements of CD5 was Bitcoin.

While Bitcoin met the criteria for inclusion in the Index, the Manager then sought to determine whether any of the aforementioned bases for exclusion from the Fund applied:

1.
none or few of the Authorized Participants or Liquidity Providers has the ability to trade or otherwise support the digital asset: Because the Authorized Participants and Liquidity Providers had the ability to trade Bitcoin during this Fund Rebalancing Period, it satisfied this criterion.

2.
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
3.
the underlying code contains, or may contain, significant flaws or vulnerabilities: Bitcoin raised no such concern and therefore satisfied this criterion.
4.
there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset: Bitcoin raised no such concern and therefore satisfied this criterion.
5.
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

Prior to making any decision to retain a Forked Asset in the Fund, the Manager would analyze whether that asset should be deemed a security under the federal securities laws using the same process described under “—Fund Construction Criteria—CD5 Methodology—Inclusion of New Fund Components.”

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

In the case of option (b), leading up to the subsequent Fund Rebalancing Period, if the sale of such Forked Asset is economically and technologically feasible, the Manager currently expects to cause the Fund to sell such Forked Asset and use the cash proceeds to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. If the sale of a Forked Asset is either economically or technologically infeasible at the time of the next Fund Rebalancing Period, the Manager may cause the Fund to abandon or continue holding such Forked Asset until such time as the sale is economically and technologically feasible, as determined by the Manager, in its sole discretion. In addition, the Manager may determine that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio once it has been trading for three months and can thus meet the liquidity requirements of the CD5 Methodology. Should the Manager make such determination, the Manager may, in its discretion, cause the Fund to continue to hold the Forked Asset until such time as the Manager determines to sell or abandon the Forked Asset or to include the Forked Asset in the Fund’s portfolio as a Fund Component. In the case of abandonment of Forked Assets, the Fund would not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets.

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

Rebalancing

From July 1, 2022 to June 5, 2025, the Index Provider reviewed the DLCS for rebalancing according to the DLCS Methodology quarterly during a period beginning 14 days before the second business day of each January, April, July, and October (each such period, a “DLCS Index Rebalancing Period” or, prior to June 5, 2025, an “Index Rebalancing Period”). At the start of each DLCS Index Rebalancing Period, the Index Provider applied the DLCS Methodology to determine any changes to the DLCS Index Components and the DLCS Index Weightings, after which the Manager would rebalance the Fund’s portfolio accordingly, subject to application of the DLCS Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager would (i) determine whether any Fund Components had been removed from the DLCS and should therefore be removed as Fund Components, (ii) determine whether any new digital assets had been added to the DLCS and should therefore be included as Fund Components, and (iii) determine how much cash and Forked Assets the Fund held. If a Fund Component was no longer included in the DLCS, the Manager would adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective DLCS Fund Weightings. If a digital asset not then included in the Fund’s portfolio was newly eligible for inclusion in the Fund’s portfolio because it was added to the DLCS and not excluded through the DLCS Exclusion Criteria, the Manager would adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective DLCS Fund Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

From July 1, 2022 to June 5, 2025, the Manager rebalanced the Fund’s portfolio quarterly during a period beginning on the second business day of each January, April, July and October (each such period, a “DLCS Fund Rebalancing Period” or, prior to June 5, 2025, a “Fund Rebalancing Period”). The Manager expects each Fund Rebalancing Period to last between one and five business days. The

Manager would post on its website the new Fund Components and their respective Fund Weightings at the end of each Fund Rebalancing Period based on the assessment described above. During each Fund Rebalancing Period, the Manager would halt creations (and if redemptions are then permitted, redemptions) of Shares. If a Fund Rebalancing Period ended prior to 4:00 p.m., New York time, on a business day, the Manager would cause the Fund to resume creations on such business day and the Fund would create Shares in exchange for contributions or distributions of cash representing the Cash Portion, if any, plus then-current Fund Components in proportion to their respective DLCS Fund Weightings as of the end of such Fund Rebalancing Period, as determined as of 4:00 p.m., New York time, on such business day in the manner set forth under “Part I—Item 1. Business—Description of the Fund—Creation of Shares”. If a Fund Rebalancing Period ended after 4:00 p.m., New York time, on a business day, the Manager would cause the Fund to resume creations on the following business day.

Under the DLCS Methodology, there were two factors that drove changes in the market capitalization weighting of a Fund Component: (i) increases and decreases in the market price of a Fund Component, which occur daily as prices fluctuate in the digital asset market, and (ii) increases or decreases in the circulating supply of the Fund Component, which occur gradually over extended periods of time for a number of reasons, including in connection with mining or staking activity. Since the daily fluctuation in the market price of each Fund Component was the predominant driver of its market capitalization weighting, the Fund Weighting of each Fund Component would generally dynamically adjust with the market, even without adjustments to such Fund Component’s Fund Weighting, to account for gradual changes in supply. Therefore, the Manager would not expect the Index Provider to cause the DLCS to remove or add tokens of any Index Component during a DLCS Rebalancing Period, and accordingly the Manager generally would not expect the Fund to sell or purchase tokens of any Fund Component during a Fund Rebalancing Period other than in the event that (i) a Fund Component was eligible for removal, (ii) a new digital asset was eligible for inclusion, or (iii) the Fund held cash either from contributions in connection with the creation of Baskets or as a result of the sale of any Forked Assets. However, should the Manager determine that the DLCS Fund Weighting of a Fund Component does not accurately reflect its market capitalization due to, among other reasons, material increases or decreases in the circulating supply of such Fund Component that have not been accounted for over the course of prior Fund Rebalancing Periods, the Manager may cause the Fund to purchase or sell additional tokens of such Fund Component during a Fund Rebalancing Period to adjust such Fund Component’s Fund Weighting.

During any DLCS Fund Rebalancing Period, the Manager would also generally cause the Fund to use any cash contributed to the Fund as the Cash Portion to purchase additional tokens of all Fund Components then held by the Fund in proportion to their respective DLCS Fund Weightings as determined during such Fund Rebalancing Period.

Other than through the quarterly rebalancing described above, the Manager does not intend to actively manage the Fund portfolio in response to price changes in the Fund Components held by the Fund at any given time. Nevertheless, the Index Provider may remove a digital asset as an Index Component from the DLCS outside of the scheduled DLCS Rebalancing Period under extraordinary circumstances. In the event the Index Provider removed a DLCS Index Component outside of the quarterly rebalancing period, the Manager would expect that the Fund would rebalance and the relevant digital asset would be removed as a Fund Component as soon as practical.

From and after June 5, 2025, the Index Provider reviews the CD5 for rebalancing according to the CD5 Methodology quarterly during a period beginning 30 days before the last business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider will apply the CD5 Methodology to determine any changes to the Index Components and the Index Weightings, after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the CD5 and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the CD5 and should therefore be included as Fund Components, and (iii) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer included in the CD5, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Fund Weightings. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the CD5 and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Fund Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

From and after June 5, 2025 the Manager will rebalance the Fund’s portfolio quarterly during a period beginning on the last business day of each January, April, July and October (each such period, a “Fund Rebalancing Period”). The Manager expects each Fund Rebalancing Period to last between one and five business days. The Manager will post on its website the new Fund Components and their respective Fund Weightings at the end of each Fund Rebalancing Period based on the assessment described above. During each Fund Rebalancing Period, the Manager will halt creations and redemptions of Shares. If a Fund Rebalancing Period ends prior to 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations and redemptions on such business day and the Fund will create or redeem Shares in exchange for, respectively, contributions or distributions of cash representing the Cash Portion, if any, plus then-current Fund Components in proportion to their respective Fund Weightings as of the end of such Fund Rebalancing Period, as determined as of 4:00 p.m., New York time, on such business day in the manner set forth under “Part I—Item

1. Business—Description of the Fund—Creation of Shares” in this Annual Report. If a Fund Rebalancing Period ends after 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations and redemptions on the following business day.

Under the CD5 Methodology, there are two factors that drive changes in the market capitalization weighting of a Fund Component: (i) increases and decreases in the market price of a Fund Component, which occur daily as prices fluctuate in the digital asset market, and (ii) increases or decreases in the circulating supply of the Fund Component, which occur gradually over extended periods of time for a number of reasons, including in connection with mining or staking activity. Since the daily fluctuation in the market price of each Fund Component is the predominant driver of its market capitalization weighting, the Fund Weighting of each Fund Component will generally dynamically adjust with the market, even without adjustments to such Fund Component’s Fund Weighting, to account for gradual changes in supply. Therefore, the Manager does not expect the Index Provider to cause the CD5 to remove or add tokens of any Index Component during an Index Rebalancing Period, and accordingly the Manager generally does not expect the Fund to sell or purchase tokens of any Fund Component during a Fund Rebalancing Period other than in the event that (i) a Fund Component is eligible for removal, (ii) a new digital asset is eligible for inclusion, or (iii) the Fund holds cash either from contributions in connection with the creation of Baskets or as a result of the sale of any Forked Assets. However, should the Manager determine that the Fund Weighting of a Fund Component does not accurately reflect its market capitalization due to, among other reasons, material increases or decreases in the circulating supply of such Fund Component that have not been accounted for over the course of prior Fund Rebalancing Periods, the Manager may cause the Fund to purchase or sell additional tokens of such Fund Component during a Fund Rebalancing Period to adjust such Fund Component’s Fund Weighting.

During any Fund Rebalancing Period, the Manager will also (i) decide whether to cause the Fund to sell or hold any Forked Assets then held by the Fund and (ii) generally cause the Fund to use the cash proceeds from the sale of any Forked Assets and any cash contributed to the Fund as the Forked Asset Portion or the Cash Portion to purchase additional tokens of all Fund Components then held by the Fund in proportion to their respective Fund Weightings as determined during such Fund Rebalancing Period.

Other than through the quarterly rebalancing described above, the Manager does not intend to actively manage the Fund portfolio in response to price changes in the Fund Components held by the Fund at any given time. Nevertheless, the Index Provider may remove a digital asset as an Index Component from the CD5 outside of the scheduled Index Rebalancing Period under extraordinary circumstances. In the event the Index Provider removes an Index Component outside of the quarterly rebalancing period, the Manager expects the Fund would rebalance and the relevant digital asset would be removed as a Fund Component as soon as practical.

Hypothetical Rebalancing Example

The following table illustrates the impact of the inclusion of a new digital asset in the Fund’s portfolio during a Fund Rebalancing Period under the CD5 Methodology. The table makes a number of assumptions, including that: (i) prior to the Fund Rebalancing Period, the Fund held two Fund Components, each with a weight of 50% of the Fund’s portfolio, (ii) the tokens for each Fund Component have the same value in U.S. dollars, (iii) the price of each Fund Component remains constant throughout the Fund Rebalancing Period, (iv) one digital asset is added to the Fund’s portfolio during the Fund Rebalancing Period and (v) following the Fund Rebalancing Period, each Fund Component has an equal weight in the Fund’s portfolio.

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

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of June 30, 2025, each Share represented approximately 0.0004 of one Bitcoin, 0.0022 of one Ether, 0.0094 of one SOL, 1.0632 XRP, and 0.6580 of one ADA. On July 31, 2025, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ethereum (“Ether”), Solana (“SOL”), XRP, and Cardano (“ADA”) met the inclusion criteria of the CD5 Index and adjusted their Index Weightings in accordance with the CD5 Methodology. Accordingly, the Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. As of August 1, 2025, following the rebalancing, each Share represented 0.0004 Bitcoin, 0.0022 Ether, 1.0738 XRP, 0.0098 SOL, and 0.6568 ADA. The logistics of accepting, transferring and safekeeping of digital assets are dealt with by the Manager and the Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security. The Shares have certain other key characteristics, including the following:

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Fund and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Manager. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Manager believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Fund will not hold or employ any derivative securities. Furthermore, the value of the Fund’s assets will be reported each day on www.grayscale.com/funds/grayscale-digital-large-cap-fund/.
•
Minimal Credit Risk. The Shares represent an interest in actual digital assets owned by the Fund. The Fund’s digital assets are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps, futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
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

Secondary Market Trading

While the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components as determined by reference to their respective Index Prices and weightings within the Fund, less the Fund’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Trading Platforms. While the Shares trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Digital Asset Industry and Market

Digital assets are created and transmitted through the operations of peer-to-peer Digital Asset Networks, which are decentralized networks of computers that operate on cryptographic protocols. No single entity owns or operates any Digital Asset Network, the infrastructure of which is collectively maintained by a decentralized user base. Digital Asset Networks allow people to exchange tokens of value, which are recorded on public transaction ledgers frequently known as blockchains.

Digital Asset Networks are decentralized in that they do not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of their tokens. Rather, such digital assets are created and allocated by the Digital Asset Network’s protocol, for example through a “mining,” “staking” or other validating process. Most commonly, new digital assets are created and awarded to the miners, stakers or validators of a block in the digital asset’s blockchain for verifying transactions. In other instances, all of the Digital Asset Network’s tokens are created upon the Digital Asset Network’s launch and may be used to pay transaction fees to validators. See “Market Participants—Miners and Validators” for more detail. A digital asset’s blockchain or ledger is effectively a decentralized database that includes all blocks that have been mined by miners, stakers or validators and it is updated to include new blocks as they are mined. Each digital asset transaction is broadcast to the Digital Asset Network and, when included in a block, recorded in the digital asset blockchain or ledger. As each new block records outstanding digital asset transactions, and outstanding transactions are settled and validated through such recording, the digital asset blockchain or ledger represents a complete, transparent and unbroken history of all transactions of the Digital Asset Network.

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

Composition of the Digital Asset Market

As of June 30, 2025, there were thousands of digital assets tracked by CoinMarketCap.com, one of the most widely used price aggregators for digital assets.

The CD5 Methodology, the DLCS Methodology and the Fund use information that the Index Provider obtains directly from trading platforms and other service providers for purposes of assessing the total market capitalization of each Index Component and therefore each Fund Component.

Market capitalization of a digital asset is calculated by multiplying the existing reference price of the digital asset by the current circulating supply.

The first digital asset to gain mass adoption was Bitcoin. Bitcoin is currently the largest digital asset with a market capitalization of $2,130.5 billion as of June 30, 2025 and is widely considered the most prominent digital asset.

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

For example, Zcash (ZEC), Dash and Horizen (ZEN) are examples of digital assets whose primary differentiating attributes revolve around enhanced levels of confidentiality and privacy as compared to Bitcoin. On the other hand, for example, Ethereum and Ethereum Classic’s distinguishing characteristic is that they allow users to program smart contracts that can run on their networks. A smart contract is general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. The use of smart contracts on the Ethereum and Ethereum Classic networks, for example, is one of a number of projects intended to expand the application of blockchain technology beyond just a peer-to-peer money system.

As of June 30, 2025, total market capitalization of the digital asset market was approximately $3,072.1 billion. The market value of the digital assets held by the Fund represented approximately 86.8%, or $2,665.7 billion, based on data from CoinMarketCap.com. The top digital assets by market capitalization that met the CD5 Methodology as of June 30, 2025 are detailed below:

Asset	Symbol	Market Cap (billions)	Circulating Supply (millions)	Maximum Supply (millions)
Bitcoin	BTC	$2,130.5	19.9	21.0
Ether	ETH	$300.2	120.7	N/A
Solana	SOL	$82.7	534.5	N/A
XRP	XRP	$132.1	59,005.5	100,000.0
Cardano	ADA	$20.2	35,376.2	45,000.0

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

Core development of the Bitcoin network source code generally focuses on modifications of the Bitcoin network protocol to increase speed and scalability and also allow for non-financial, next generation uses. For example, following the activation of “Segregated Witness,” a network upgrade on the Bitcoin network, an alpha version of the Lightning network was released. The Lightning network is an open-source decentralized network that enables instant off-blockchain transfers of the ownership of Bitcoin without the need of a trusted third party. The system utilizes bidirectional payment channels that consist of multi-signature addresses. One on-blockchain transaction is needed to open a channel and another on-blockchain transaction can close the channel. Once a channel is open, value can be transferred instantly between counterparties who are engaging in real Bitcoin transactions without broadcasting them to the Bitcoin network. New transactions will replace previous transactions and the counterparties will store everything locally as long as the channel stays open to increase transaction throughput and reduce computational burden on the Bitcoin network. Other efforts include increased use of smart contracts and distributed registers built into, built atop or pegged alongside the Bitcoin blockchain. Others have called for the use of “pegged sidechains” to develop programming environments that are built within Bitcoin blockchain ledgers that can interact with and rely on the security of the Bitcoin network and the Bitcoin blockchain, while remaining independent from them. Open-source projects such as RSK are a manifestation of this concept as a smart contract platform built on the Bitcoin blockchain designed to enable automated, condition-based payments with increased speed and scalability. The Fund’s activities will not directly relate to such projects, though such projects may utilize Bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for Bitcoin and the utility of the Bitcoin network as a whole. Conversely, projects that operate and are built within the Blockchain may increase the data flow on the Bitcoin network and could either “bloat” the size of the Bitcoin blockchain or slow confirmation times.

The supply of new Bitcoin is mathematically controlled so that the amount of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The amount of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain. Currently, the fixed reward for solving a new block is 3.125 Bitcoin per block and this is expected to decrease by half to become 1.5625 Bitcoin after the next 210,000 blocks have entered the Bitcoin network, which is expected to be mid-2028. This deliberately controlled rate of Bitcoin creation means that the amount of Bitcoin in existence will increase at a controlled rate until the amount of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of June 30, 2025, approximately 19.9 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

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

Moreover, the Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of June 30, 2025, a majority of digital assets were built on the Ethereum network, with such assets representing a significant amount of the total market value of all digital assets.

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

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0.” and eventually became known as the “Merge” to transition the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022 and the Ethereum network has operated on a proof-of-stake model since such time. As of June 30, 2025, following the Merge, approximately 2,650 Ether are issued per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new Ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which Ether are removed from supply at a rate that varies with network usage. On occasion, the Ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the proof-of-stake consensus algorithm are subject to change, but in sum, the proof-of-stake consensus algorithm and related modifications reduced total new Ether issuances and could turn the Ether supply deflationary over the long term.

The Ethereum network and other smart contract platforms are, among other uses, used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. During the twelve months ended June 30, 2025, between approximately $41 billion and $76 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum network.

Solana

SOL is a digital asset that is created and transmitted through the operations of the peer-to-peer Solana network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Solana network, the infrastructure of which is collectively maintained by a decentralized user base. The Solana network allows people to exchange tokens of value, called SOL, which are recorded on a public transaction ledger. SOL can be used to pay for goods and services, including to send a transaction on the Solana network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Solana network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than SOL on the Solana network. Smart contract operations are executed on the Solana Blockchain in exchange for payment of SOL. The Solana network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Solana protocol introduced the Proof-of-History (“PoH”) timestamping mechanism. PoH automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like the Bitcoin and Ethereum networks, which rely on sequential production of blocks and can lead to delays caused by validator confirmations. PoH is a new blockchain technology that is not widely used. PoH may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying PoH, including flaws that affect functionality of the Solana network or make the network vulnerable to attack.

In addition to the PoH mechanism described above, the Solana network uses a proof-of-stake consensus mechanism to incentivize SOL holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as disagreeing with the eventual consensus or otherwise violating protocol rules, may result in a validator being selected less frequently by a consensus of other validators to validate blocks. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”.

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper. Development of the Solana network is overseen by the Solana Foundation, a Swiss non-profit organization, and Solana Labs, Inc. (the “Company”), a Delaware corporation, which administered the original network launch and token distribution.

Although the Company and the Solana Foundation continue to exert significant influence over the direction of the development of the Solana project, the Solana network is believed to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of SOL.

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

In June 2023, the SEC asserted that SOL is a security in its complaints against Binance Holdings Ltd. (“Binance”), Kraken and Coinbase, Inc. (“Coinbase”), but has since dismissed each action with prejudice. The Manager continues to believe SOL is not a security and did not exclude such digital asset from the Fund following the assertions made by the SEC. Please see “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.”

XRP

XRP is a digital asset that is created and transmitted through the operations of the peer-to-peer XRP network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the XRP network, the infrastructure of which is collectively maintained by a decentralized user base. The XRP network allows people to exchange tokens of value, called XRP, which are recorded on a public transaction ledger. XRP can be used to pay for goods and services, including to send a transaction on the XRP network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system.

The XRP network is based on a shared public ledger, similar to the Bitcoin network. However, the XRP network differentiates itself from other digital asset networks in that its stated primary function is transactional utility, not store of value. The XRP network is designed to be a global real-time payment and settlement system. As a result, the XRP network and XRP aim to improve the speed at which parties on the network may transfer value while also reducing the fees and delays associated with the traditional methods of interbank payments.

The XRP network’s intended function is to allow users or businesses to conduct cross-currency transactions securely and quickly. A conventional cross-currency transaction often requires liquidity providers to work across several currency pairs to facilitate the transaction, which increases transaction costs and can be time-intensive, particularly when transacting between two rarely traded currency pairs. To reduce the costs and time associated with such transactions, XRP functions as a bridge token; it facilitates liquidity between any two currencies by acting as a bridge between such currencies. In an XRP-facilitated transaction, instead of working across several currency pairs, liquidity providers use XRP to transfer value between two currencies. Two types of parties are required for a transaction to occur on the XRP network: (a) “gateways”, which are typically a financial intermediary, such as a bank, exchange or money transmitter that allows customers to put money into and remove money from the XRP network system; and (b) market makers that facilitate liquidity in the system. Gateways serve as the first link in the chain between the sender and the recipient when the sender wants to make a payment and the last link in the chain when the sender wants to receive a payment. Gateways accept payments, issue balances to the distributed ledger maintained by Ripple Labs, and redeem ledger balances against the payments they hold when fiat currency is withdrawn. Gateways share one global ledger on the XRP network and may have anti-money laundering and know-your-customer policies to prevent criminal activity. Market makers on the XRP network hold balances in multiple currencies and connect multiple gateways, thus facilitating payments between users where no direct trust exists by enabling exchanges of value across gateways. As of August 2024, more than 100 financial institutions have signed up to use the XRP network.

Similar to the Bitcoin network, anyone can join and start using the XRP network; however unlike the Bitcoin network, which operates on a fully permissionless blockchain, the XRP network is maintained by a Trusted Nodes List that accept or reject transactions on the XRP Ledger. As of August 2024, the default configuration for the XRP network has two Trusted Nodes Lists: one published by the XRP Foundation and one published by Ripple Labs. Typically, these default Trusted Nodes Lists are very similar to one another or even identical. As of August 2024, Ripple Labs runs only 1 of the 35 validators in the default Trusted Nodes Lists.

In addition, XRP can be used to pay transaction fees incurred in such cross-currency transactions, with one transaction costing approximately 0.00001 XRP. This transaction fee payment via XRP acts as a safeguard against the system being overwhelmed by any single active participant trying to put through millions of transactions at once, thus promoting the system’s functionality. Within the XRP network’s currency exchange, XRP are traded freely against other currencies, and its market price fluctuates against dollars, euros, yen, Bitcoins and other digital and non-digital currencies and assets.

The initial creation of XRP was controlled by Ripple Labs, and Ripple Labs retains a central role in managing the supply and distribution of XRP due to the large quantity of XRP it retains. Ripple Labs, Inc. does not sell, exchange, transmit or retain custody of XRP for consumers or the public at large, but rather commits XRP to the system so that it can be used to facilitate payments among institutions as a “bridge token” and for transaction fees. The value of XRP is determined by the supply of, and demand for, XRP on exchanges where XRP is traded or in private end-user-to-end-user transactions, much of which is driven by speculation.

Although Ripple Labs and the XRP Foundation continue to exert significant influence over the direction of the development of the XRP network, like the Bitcoin network and the Ethereum network, the XRP network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of XRP.

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

The Cardano network primarily uses a proof-of-stake consensus mechanism, called “Ouroboros,” to incentivize ADA holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining.”

Unlike with the Bitcoin blockchain, whereby every node validates every transaction, the Cardano network relies on the Ouroboros proof-of-stake protocol, which uses a randomized leader election process to determine which validator produces the next block. This approach is intended to allow the Cardano network to process transactions efficiently while maintaining decentralization and security. Ouroboros divides time into discrete “epochs” and “slots,” during which validators are selected to add blocks, a design that is intended to improve scalability and support upgrades and governance features without disrupting the operation of the network.

Components of the Cardano protocol were first conceived in academic research papers beginning in 2015. Development of the Cardano network is overseen by Input Output Global, Inc. (“IOG,” formerly IOHK), a Cayman Islands company with global operations, which was founded by Charles Hoskinson, one of the original co-founders of Ethereum, to formalize the Cardano protocol. IOG administered the original network launch and token distribution, working alongside the Cardano Foundation, a Swiss nonprofit, and EMURGO, a for-profit entity focused on adoption and commercialization.

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

Fund Component Value

Digital Asset Trading Platform Valuation

The value of digital assets is determined by the value that various market participants place on digital assets through their transactions. The most common means of determining the value of a digital asset is by surveying one or more Digital Asset Trading Platforms where the digital asset is traded publicly and transparently. Additionally, there are over-the-counter dealers or market makers that transact in digital assets.

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, digital assets are traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or stablecoins such as USDC. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of July 1, 2025, upon the adoption of the CCIXber Index Price to support the transition to the CD5 Methodology, the Digital Asset Trading Platforms included in the Index Prices are Bitfinex, Bitstamp, Bullish, Bybit, Crypto.com, Gemini, itBit, Kraken, LMAX Digital, and OKX. As further described below, the Manager and the Fund believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the Trading Platform Category and jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

Bitstamp by Robinhood: A U.K.-based trading platform that has U.S. operations and entities registered as money service businesses (“MSBs”) with the Financial Crimes Enforcement Network (“FinCEN”), holds a BitLicense, and that is licensed as a money transmitter in various U.S. states.

Bitfinex: A British Virgin Islands based trading platform. Bitfinex does not hold any licenses or registrations in the U.S. and is not available to U.S.-based customers. Bitfinex is categorized by the Index Provider as a “Category 2” trading platform that meets the Inclusion Criteria but is non-U.S. licensed.

Bullish: A Gibraltar-based trading platform that has entities registered as MSBs with FinCEN. Bullish is not available to U.S.-based customers. Bullish is categorized by the Index Provider as a “Category 2” trading platform that meets the Inclusion Criteria but is non-U.S. licensed.

Bybit: A United Arab Emirates-based trading platform. Bybit does not hold any licenses or registrations in the U.S. and is not available to U.S. based customers. Bybit is categorized by the Index Provider as a “Category 2” trading platform that meets the Inclusion Criteria but is non-U.S. licensed.

Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.

Gemini: A U.S.-based trading platform that has entities registered as MSBs with FinCEN and that is licensed as a money transmitter in various U.S. states. Gemini is exempt from applying for a BitLicense under the framework established by NYDFS because of their trust charter under New York Banking Law.

itBit: A U.S.-based trading platform that has entities registered as MSBs with FinCEN and that is licensed as a limited purpose trust company under the NYDFS through its parent company, Paxos Trust Company, LLC. itBit does not hold a BitLicense.

Kraken: A U.S.-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a Special Purpose Depository Institution by the Wyoming Division of Banking. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform that has entities registered as a broker with the U.K. Financial Conduct Authority, and that is licensed as an MSB with FinCEN and regulated by the Gibraltar Financial Services Commission.

OKX: A Seychelles-based trading platform. OKX does not hold any licenses or registrations in the U.S. and is not available to U.S.-based customers. OKX is categorized by the Index Provider as a “Category 2” trading platform that meets the Inclusion Criteria but is non-U.S. licensed.

The below tables reflect the trading volume in Fund Components and market share of the Fund Component-U.S. dollar trading pairs of each of the Digital Asset Trading Platforms included in the Index Prices as of July 1, 2025 (collectively, “ Constituent Trading Platforms”), using data reported by the Index Price Provider from January 1, 2024 to July 1, 2025, unless otherwise stated:

Bitcoin Trading Platforms included in the Index Price as of July 1, 2025	Volume (Bitcoin)	Market Share(1)
Crypto.com	6,294,236	34.95%
Kraken	1,188,529	6.60%
Bitstamp	1,076,675	5.98%
LMAX Digital	993,577	5.52%
Bitfinex	685,519	3.81%
Bullish	654,398	3.63%
Gemini	407,837	2.26%
itBit	85,626	0.48%
OKX	29,935	0.17%
Total U.S. Dollar-Bitcoin trading pair	11,416,331	63.40%

Bitcoin Trading Platforms included in the Index Price as of July 1, 2025	Volume (Bitcoin)	Market Share(1)
Bullish	4,524,080	40.90%
Bybit	2,923,115	26.43%
OKX	698,911	6.32%
Kraken	62,728	0.57%
Bitstamp	7,353	0.07%
Total USDC-Bitcoin trading pair	8,216,187	74.28%
(1)
Market share is calculated using trading volume (in Bitcoin) for certain Digital Asset Trading Platforms, including Bitfinex, Bitstamp, Bullish, Bybit, Crypto.com, Gemini, itBit, Kraken, LMAX Digital, and OKX, as well as certain other large U.S. dollar (“USD”) and USDC denominated Digital Asset Trading Platforms that were not included in the Index Price as of June 30, 2025, including Binance, Binance.US (USD data included from February 18, 2025), Bitflyer (data included from December 24, 2018), Coinbase, CEX.IO (USD data included through February 25, 2025), Deribit, Gate.IO (USDC data included from April 1, 2025), HitBTC, Huobi, KuCoin, Lbank, and MEXC.

Ether Trading Platforms included in the Index Price as of July 1, 2025	Volume (Ether)	Market Share(1)
Crypto.com	168,186,293	59.90%
LMAX Digital	10,587,574	3.77%
Kraken	10,093,237	3.59%
Bullish	9,385,914	3.34%
Bitstamp	4,566,920	1.63%
Bitfinex	4,450,665	1.59%
Gemini	4,089,071	1.46%
OKX	1,877,060	0.67%
itBit	976,974	0.35%
Total U.S. Dollar-Ether trading pair	214,213,707	76.29%

Ether Trading Platforms included in the Index Price as of July 1, 2025	Volume (Ether)	Market Share(1)
Bullish	54,627,535	25.43%
Bybit	51,330,723	23.90%
OKX	11,479,951	5.35%
Kraken	604,232	0.28%
Bitstamp	42,257	0.02%
Total USDC-Ether trading pair	118,084,700	54.98%
(1)
Market share is calculated using trading volume (in Ether) for certain Digital Asset Trading Platforms, including Bitfinex, Bitstamp, Bullish, Bybit, Crypto.com, Gemini, itBit, Kraken, LMAX Digital and OKX, as well as certain other large U.S.-dollar and USDC denominated Digital Asset Trading Platforms that were not included in the Index Price as of June 30, 2025, including Binance, Binance.US (USD data included from February 18, 2025), Bitflyer, CEX.IO (USD data included through February 25, 2025), Coinbase, Deribit, Gate.IO (USDC data included from April 1, 2025), HitBTC, Huobi, KuCoin, Lbank, and MEXC.

SOL Trading Platforms included in the Index Price as of July 1, 2025	Volume (SOL)	Market Share(1)
Kraken	200,017,752	19.45%
Crypto.com	92,105,084	8.96%
LMAX Digital	34,213,807	3.33%
Bitstamp	27,602,195	2.68%
Gemini	17,525,876	1.70%
Bitfinex	14,496,152	1.41%
Bullish	5,296,591	0.52%
OKX	4,212,067	0.41%
itBit	2,482,931	0.24%
Total U.S. Dollar-SOL trading pair	397,952,455	38.70%

SOL Trading Platforms included in the Index Price as of July 1, 2025	Volume (SOL)	Market Share(1)
Bybit	78,991,626	15.21%
Bullish	37,525,724	7.23%
OKX	30,250,342	5.83%
Kraken	2,997,940	0.58%
Total USDC-SOL trading pair	149,765,632	28.84%
(1)
Market share is calculated using trading volume (in SOL) for certain Digital Asset Trading Platforms, including Bitfinex, Bitstamp, Bullish, Bybit, Crypto.com, Gemini, itBit, Kraken, LMAX Digital, and OKX, as well as certain other large U.S. dollar and USDC denominated Digital Asset Trading Platforms that were not included in the Index Price as of June 30, 2025, including Binance, Binance.US (USD data included from February 18, 2025), CEX.IO (USD data included through February 23, 2025), Coinbase, Deribit, Gate.IO, KuCoin, Lbank, and MEXC.

XRP Trading Platforms included in the Index Price as of July 1, 2025(1)	Volume (XRP)	Market Share(2)
Crypto.com	14,710,072,485	13.64%
Kraken	13,039,475,236	12.09%
Bitstamp	7,482,685,106	6.94%
LMAX Digital	6,434,587,811	5.97%
Bitfinex	1,832,246,603	1.70%
Gemini	1,161,534,757	1.08%
OKX	297,074,783	0.28%
Total U.S. Dollar-XRP trading pair	44,957,676,782	41.68%

XRP Trading Platforms included in the Index Price as of July 1, 2025(1)	Volume (XRP)	Market Share(2)
Bullish	22,858,557,017	49.56%
Bybit	5,411,862,651	11.73%
OKX	2,478,277,260	5.37%
Kraken	140,878,397	0.31%
Total USDC-XRP trading pair	30,889,575,325	66.98%
(1)
Effective January 4, 2024, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.
(2)
Market share is calculated using trading volume (in XRP) for certain Digital Asset Trading Platforms, including Bitfinex, Bitstamp, Bullish, Bybit, Crypto.com, Gemini, Kraken, LMAX Digital, and OKX, as well as certain other large U.S. dollar and USDC denominated Digital Asset Trading Platforms that were not included in the Index Price as of June 30, 2025, including Binance, Binance.US (USD data included from March 11, 2025), CEX.IO (USD data included through February 26, 2025), Coinbase, Deribit, Gate.IO, KuCoin, Lbank, MEXC, and Bibox.

ADA Trading Platforms included in the Index Price as of July 1, 2025(1)	Volume (ADA)	Market Share(2)
Kraken	6,262,023,372	17.77%
Crypto.com	3,199,687,179	9.08%
Bitfinex	968,609,679	2.75%
Bitstamp	854,063,615	2.42%
Total U.S. Dollar-ADA trading pair	11,284,383,845	32.02%

ADA Trading Platforms included in the Index Price as of July 1, 2025(1)	Volume (ADA)	Market Share(2)
Bybit	1,298,580,376	8.30%
OKX	681,517,918	4.36%
Kraken	230,629,975	1.47%
Total USDC-ADA trading pair	2,210,728,269	14.13%
(1)
Effective January 4, 2024, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the DLCS Methodology.
(2)
Market share is calculated using trading volume (in ADA) for certain Digital Asset Trading Platforms, including Bitfinex, Bitstamp, Bybit, Crypto.com, Kraken, and OKX, as well as certain other large U.S. dollar and USDC denominated Digital Asset Trading Platforms that were not included in the Index Price as of June 30, 2025, including Binance, Binance.US (USD data included from February 18, 2025), CEX.IO (USD data included through January 2, 2025 through February 24, 2025), Coinbase, Gate.IO (USDC data included from January 1, 2024 through August 30, 2024 and from April 1, 2025), HitBTC, KuCoin, MEXC, and OKX (USD data included from March 31, 2024).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms used to determine the Index Prices vary. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although each Index Price is designed to accurately capture the market price of the digital asset it tracks, third parties may be able to purchase and sell such digital assets on public or private markets not included among the Constituent Trading Platforms of such Index Price, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of digital assets on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms.

For example, based on data provided by the Index Provider, on any given day during the twelve months ended June 30, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of Bitcoin on any single Digital Asset Trading Platform included in the Index Price was 0.59% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index Price was 0.23%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index Price was 0.003%. Further, on any given day during the twelve months ended June 30, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of Ether on any single Digital Asset Trading Platform included in the Index Price was 2.30% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index Price was 0.42%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index Price was 0.005%. All Digital Asset Trading Platforms that were included in the relevant Index Price throughout the period were considered in this analysis. To the extent such prices differ materially from the relevant Index Price, investors may lose confidence in the Shares’ ability to track the market price of Fund Components.

The Index Prices

The Fund values its digital assets for operational purposes by reference to Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and weightings within the Fund, plus any cash held by the Fund and reduced by the Fund’s expenses and other liabilities. Each Index Price (or Digital Asset Reference Rate, prior to July 1, 2025) is a U.S. dollar-denominated composite reference rate for the price of the applicable digital asset.

From July 1, 2022 through June 30, 2025, upon adoption of the DLCS Methodology, the Digital Asset Reference Rate for each Fund Component was the reference rate used by the Index Provider to constitute the DLCS. From July 1, 2022 through June 30, 2025, the Digital Asset Reference Rate used by the Index Provider for each Index Component had been an Indicative Price. As such, from July 1, 2022 through June 30, 2025, the Digital Asset Reference Rate for each Fund Component had been an Indicative Price. The Index Provider may also have used an Index Price as the reference rate for an Index Component, and if it did so, then the Manager would have used an Index Price for the relevant Fund Component. The “Index Price” for a Fund Component would have been determined by the Index Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

From and after July 1, 2025, the value of the Fund Components is determined by reference to Index Prices, as the Fund transitioned from the DLCS to the CD5. The “Index Price” of each Fund Component is be the U.S. dollar value of each Fund Component derived from the Digital Asset Trading Platforms that are reflected in each Fund Component’s CoinDesk CCIXber Reference Rate, calculated at 4:00 p.m., New York time, on each business day.

The Manager believes the Index Provider’s selection process for Constituent Trading Platforms described below as well as, in the case of Index Prices, the methodology of each Index Price’s algorithm described below provides a more accurate picture of digital asset price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of digital asset prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the digital asset spot market. By referencing multiple trading venues and weighting them based on trade activity, the Manager believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

Constituent Trading Platform Selection

The Constituent Trading Platforms that are included in each Fund Component’s Index Price are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For a trading platform to become a Constituent Trading Platform, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
No evidence in the past 12 months of trading restrictions on individuals or entities that would otherwise meet the trading platform’s eligibility requirements to trade;
•
No evidence in the past 12 months of undisclosed restrictions on deposits or withdrawals from user accounts;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-known ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance in the US, including KYC, AML and other policies designed to comply with relevant regulations that might apply to it;
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.
•
Is a centralized spot trading platform ranked BB or higher in the Index Provider’s latest published Trading Platform
Benchmark report; and
•
Is not classified as an Excluded Trading Platform as defined in the Index Provider’s Digital Asset Indices Policy
Methodology.

All trading platforms that meet these Inclusion Criteria will be assigned to a “Trading Platform Category” as defined by the additional criteria below, and at least one Category 1 Trading Platform must be included in each Index Price.

•
A “Category 1 Trading Platform” is a trading platform:
o
Licensed and/or able to serve investors, retail or professional, in the U.S.; and
o
That maintains sufficient USD or USDC liquidity relative to the size of the listed assets.
•
A “Category 2 Trading Platform” is a trading platform:
o
Licensed (including in-principal licensure) and/or able to serve investors, retail or professional, in one or more of the following jurisdictions:
▪
United Kingdom
▪
European Union
•
In the event a trading platform is only licensed to served investors in select European Union countries and none of the other listed jurisdictions, the Index Provider reserves the right to evaluate its eligibility on a case-by-case basis.
▪
Hong Kong
▪
Singapore; and
o
That maintains sufficient USD or USDC liquidity relative to the size of the listed assets.

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the criteria for inclusion. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Digital asset derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of digital asset derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Manager have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Manager’s use of the Index Prices. The Index Provider may adjust the calculation methodology for an Index Price without notice to, or consent of, the Fund or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of Index Prices and may change the methodologies for determining the Index Prices from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Prices in the Fund’s current reports and will be notified of all other changes that the Manager considers significant in the Fund’s periodic or current reports. The Manager will determine the materiality of any changes to the Index Prices on a case-by-case basis, in consultation with external counsel.

The Index Provider may change the trading venues that are used to calculate an Index Price or otherwise change the way in which an Index Price is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the criteria described above. The Index Provider does not have any obligation to consider the interests of the Manager, the Fund, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Manager to such changes, it has historically notified the Fund of any material changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same in accordance with its index review and index change communication policies. The Manager will notify investors of any such material event by filing a current report on Form 8-K. Although the Index Price methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Prices

From July 1, 2022 through June 30, 2025, all of the Digital Asset Reference Rates had been Indicative Prices.From and after July 1, 2025, the value of the Fund Components is determined by reference to Index Prices, in connection with the Fund’s transition from the DLCS to the CD5.

Under the CD5 Methodology, the Index Price for each Fund Component will be calculated through the application of an algorithm to the price of each Fund Component on the Constituent Trading Platforms calculated every 5 seconds over a 24-hour period. The Index Price’s algorithm is expected to reflect a five-pronged methodology to calculate the Index Price from the Constituent Trading Platforms for each Fund Component:

•
Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in each Index Price, increasing the ability to execute against (i.e., replicate) the Index Price in the underlying spot markets. The Index Price methodology is a volume-weighted real-time price where each Constituent Trading Platform is weighted based on its trailing 24-hour volume.
•
FX Conversion: Each Index Price algorithm utilizes a volume-weighted real-time FX conversion rate for any trading activity for the relevant Stablecoin-USD pair. This normalizes all trading activity to USD denomination.
•
Outlier Detection Factor: Each Index Price algorithm excludes trade data and price(s) deemed to be an outlier relative to the most recently calculated Index Price.
•
Inactivity Adjustment: Each Index Price algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, the outdated prices and their contribution to the Index Price calculation are gradually reduced until they are de-weighted to 0.1%. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform will no longer be penalized.
•
Manipulation Resistance: In an effort to determine and prioritize the most significant Constituent Trading Platforms (i.e., those that are likely to have the most impact on price discovery) for a given asset, the Index Provider conducts a Constituent Trading Platform selection and review process, which seeks to identify the highest-ranking Constituent Trading Platforms based on both qualitative and quantitative factors. The qualitative review includes legal and regulation, data provision, security, trade monitoring, market quality, and negative events policy, among others. The quantitative review includes review of trading activity for the asset on the given Constituent Trading Platform.

In addition, the Index Provider will re-evaluate the weighting algorithm on a periodic basis, but will maintain discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. Nonetheless, the Manager believes that each Index Price is designed to limit exposure to trading or price distortion of any individual Digital Asset Trading Platform that experiences periods of unusual activity or limited liquidity, and thereby mitigate the effects of potential manipulation by discounting, in real-time, anomalous price movements at individual Digital Asset Trading Platforms.

The Manager believes the Index Provider’s selection process for Constituent Trading Platforms as well as the methodology of the Index Price’s algorithm provides a more accurate picture of Fund Component price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of Fund Component prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the Fund Component spot market. By referencing multiple trading venues and weighting them based on trade activity, the Manager believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If an Index Price becomes unavailable, or if the Manager determines in good faith that such Index Price does not reflect an accurate price for a Fund Component, then the Manager will, on a best-efforts basis, contact the Index Provider to obtain such Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Manager continues to believe in good faith that such Index Price does not reflect an accurate price for the Fund Component, then the Manager will employ a cascading set of rules to determine the Index Price, as described below in “Determination of the Index Prices When the Index Prices are Unavailable.”

Effective July 1, 2025, the Fund will value the Fund Components for operational purposes by reference to Index Prices. Each Index Price is the U.S. dollar value of a Fund Component derived from the Digital Asset Trading Platforms that are reflected in each respective Fund Components CoinDesk CCIXber Reference Rate, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the CD5 Methodology may be utilized to generate an Index Price for a digital asset. For example, Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Bitstamp, Kraken, LMAX Digital and Crypto.com. The Index Price algorithm, as described above, is designed to account for manipulation at the outset by only including data from executed trades on Constituent Trading Platforms. Then, the below-listed elements may impact the weighting of the Constituent Trading Platforms on the Index Price as follows:

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, an average hourly weighting of 67.06%, 14.57%, 11.88%, and 6.49% for Bitstamp, Kraken, LMAX Digital, and Crypto.com, respectively, would represent each Constituent Trading Platform’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in such Index, and then went offline for approximately two hours. The Index Price algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 5-minute mark and continue to do so with each additional 5-minute period of inactivity until its influence was effectively zero, 25 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the Index Price algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index.
•
Price Outlier Detection: New traded prices from Constituent Trading Platforms are compared to the latest calculated Index Price. If a new traded price deviates by +/- 5% from the latest calculated Index Price, it will be considered an outlier and will not be used in the calculation of the Index Price until such time as a majority of the Constituent Trading Platforms are similarly considered outlier prices. In that case, the new prices will be used to calculate the Index Price. For example, if the Index Price is $10 and there is a new trade price of $11 from Constituent Trading Platform X, the price of $11 will be considered an outlier and will not be used. However, if the most recent prices on a majority of the Constituent Trading Platforms are aligned with the price of $11, then these prices will no longer be considered outliers and will be used to calculate the new Index Price.

Determination of the Index Prices When the Index Prices are Unavailable

Under the CD5 Methodology, the Manager uses the following cascading set of rules to calculate the Index Price for a Fund Component when the Index Price for such Fund Component is unavailable. For the avoidance of doubt, the Manager will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.
Index Price = The price set by the relevant Index Price as of 4:00 p.m., New York time, on the valuation date. If the relevant Index Price becomes unavailable, or if the Manager determines in good faith that such Index Price does not reflect an accurate digital asset price, then the Manager will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Manager continues to believe in good faith that such Index Price does not reflect an accurate price for the relevant digital asset, then the Manager will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. The Secondary Index Provider and the Manager have entered into the master services agreement, dated as of August 4, 2020, and order forms thereunder, pursuant to which the Manager may obtain and use the Secondary Index and the Secondary Index Price from the Secondary Index Provider. If the Secondary Index Price for the relevant Fund Component becomes unavailable, or if the Manager determines in good faith that the Secondary Index Price does not reflect an accurate price for such Fund Component, then the Manager will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index Price remains unavailable or the Manager continues to believe in good faith that the Secondary Index Price does not reflect an accurate price for such Fund Component, then the Manager will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.
3.
Index Price = The price set by the Fund’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the relevant principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Manager via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Manager determines in good faith that the Tertiary Pricing Option does not reflect an accurate price for such Fund Component, then the Manager will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable after such contact or the Manager continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price for such Fund Component, then the Manager will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.
4.
Index Price = The Manager will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.

In the event of a fork, the Index Provider may calculate the Index Price based on a digital asset that the Manager does not believe to be the appropriate asset that is held by the Fund (i.e., a digital asset other than the Fund Components). In this event, the Manager has full discretion to use a different index provider or calculate the Index Price itself using its best judgment. In such an event, the Exchange will submit a proposed rule filing to contemplate the assets that would subsequently be held by the Fund.

The Manager may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time.

Forms of Attack Against Digital Asset Networks

All networked systems are vulnerable to various kinds of attacks. As with any computer network, each Digital Asset Network contains certain vulnerabilities. Digital Asset Networks rely on a network of validator nodes that agree on the order and validity of transactions. These nodes form the backbone of the consensus process. If the malicious actor cannot control the nodes directly, they might attempt to compromise the nodes that are already trusted by the network. This could involve hacking, bribery, deception or coercion. A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

In addition, many Digital Asset Networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets. Any similar attacks on a Digital Asset Network underlying a Fund Component that impacts the ability to transfer such Fund Component could have a material adverse effect on the price of such Fund Component and the value of the Shares. This is not intended as an exhaustive list of all forms of attack against Digital Asset Networks. For additional information, see “Risk Factors.”

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

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of June 30, 2025, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While digital assets, including the Fund Components, have enjoyed some success in their limited history, the aggregate value of outstanding Fund Components, excluding Bitcoin, is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. Some industry groups have also created private, permissioned blockchains. For example, J.P. Morgan has developed a platform called Kinexys, which is a blockchain-based platform designed for use by the financial services industry. Similar events may occur with other digital assets that are Fund Components.

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

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem.

There have been several bills introduced in, and in the case of the GENIUS Act passed by, Congress that propose to establish additional regulation and oversight of the digital asset markets. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. In addition, on January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology,” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The executive order established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration's “pro-innovation mindset toward digital assets and blockchain technologies.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), and in

November 2023, the SEC brought charges against Kraken (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including SOL, which is currently one of the Fund Components held by the Fund representing approximately 3.01% of the Fund’s Principal Market NAV as of June 30, 2025. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In addition, in December 2020, the SEC brought charges against Ripple Labs, Inc. and two of its executives asserting that XRP was a security. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. Following the court’s decision, major digital asset trading platforms announced that they would once again list XRP on their platforms, and subsequently, XRP met the inclusion criteria of the DLCS Index. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around whether or which digital assets are securities. The District Court entered a final judgment in the case on August 7, 2024. As of June 30, 2025, XRP represented approximately 5.04% of the Fund’s Principal Market NAV. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the former chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending and DeFi platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. The SEC under the current administration, however, is taking a different approach to digital assets.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the CLARITY Act in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining or validating activity or the operation of their networks or the Digital Asset Trading Platform Markets in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—The SEC has taken, and may in the future take, the view that some of the digital assets held by the Fund are securities, which has adversely affected, and could adversely affect the value of such digital assets and the price of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

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
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the United States and globally, or otherwise negatively affect the value of the digital assets held by the Fund. The effect of any future regulatory change on the Fund or the digital assets held by the Fund is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

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

At the time of listing, the Fund intends to apply to de-register as a private fund with the Authority on the basis that the Fund will not be registrable with the Authority as an investment fund by virtue of the Shares being listed on the NYSE Arca being a recognized stock exchange by the Authority.

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

As a private fund which is registered as such with the Authority, in lieu of maintaining a beneficial ownership register, the Fund is permitted to supply the contact details of an authorized contact, being a registered office services provider, a licensed fund administrator or another appropriately licensed Cayman Islands service provider (an “Authorized Contact”) that will be required to provide beneficial ownership information (on behalf of the Fund) to the competent authority, on request (from the competent authority), within 24 hours (or such longer period as is specified in the request). At the time of listing, in lieu of maintaining a beneficial ownership register, the Fund will be permitted to supply the name of the stock exchange on which the Shares will be listed, being the NYSE Arca.

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

Although the redemption of Shares is provided for in the LLC Agreement, the redemption of Shares is not currently permitted and the Fund does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program when the shares of the Fund begin trading on NYSE Arca as shares of an exchange-traded product (“the Uplisting Date”). No assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program for the Fund, the Shares will be redeemable in accordance with the provisions of the LLC Agreement and the Participant Agreement. Although the Manager cannot predict with certainty what effect, if any, the operation of a redemption program would have on the value of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Fund’s Fund Components, less the Fund’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value, or cause the Shares to trade at a discount to such value, which historically has been substantial.

Initially, each Share represented approximately 0.0005 of one Bitcoin, 0.0030 of one Ether, 1.1941 XRP, 0.0005 of one BCH and 0.0017 of one LTC. As of June 30, 2025, each Share represented approximately 0.0004 of one Bitcoin, 0.0022 of one Ether, 0.0094 of one SOL, 1.0632 XRP, and 0.6580 of one ADA. The amount of Fund Components required to create or, if permitted, to redeem a Basket is expected to gradually decrease over time due to the transfer or sale of the Fund’s Fund Components to pay the Manager’s Fee and any Additional Fund Expenses. The Shares are restricted shares and Authorized Participants may sell the Shares they purchase from the Fund to other investors only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share” The Manager will determine the Fund’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Manager will also determine the NAV per Share, which equals the NAV of the Fund divided by the number of outstanding Shares. Each business day, the Manager will publish the Fund’s NAV and NAV per Share on the Fund’s website, www.grayscale.com/funds/grayscale-digital-large-cap-fund/, as soon as practicable after the Fund’s NAV and NAV per Share have been determined by the Manager. See “—Valuation of Digital Assets and Determination of NAV.”

Pricing information is available on a 24-hour basis from various financial information service providers or digital asset information sites, such as CoinMarketCap.com. The spot prices and bid/ask spreads for several digital assets may also be generally available directly from Digital Asset Trading Platforms, such as Bitfinex, Bitstamp, Bullish, Bybit, Crypto.com, Gemini, itBit, Kraken, LMAX Digital, and OKX.

The Fund has no fixed termination date.

Service Providers of the Fund

The Manager

Until December 31, 2024, the Fund’s Manager was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of DCG. As a result of the Reorganization on January 1, 2025, Grayscale Investment Sponsors (“GSIS”) and Grayscale Operating LLC (“GSO”), indirect wholly owned subsidiaries of DCG, became Co-Managers of the Fund. On January 3, 2025, GSO voluntarily withdrew as a Manager of the Fund, and effective May 3, 2025, GSIS is the sole remaining Manager. The Manager’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Manager, DCG, the sole equity holder of the Manager, is not responsible for the debts, obligations and liabilities of the Manager solely by reason of being the sole equity holder of the Manager.

The Manager is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Fund, and the Manager’s provision of services to the Fund will not be governed by the Investment Advisers Act or the CEA.

The Manager arranged for the creation of the Fund and quotation of the Shares on OTCQX. As partial consideration for its receipt of the Manager’s Fee from the Fund, the Manager is obligated to pay the Manager-paid Expenses. The Manager also paid the costs of the Fund’s organization and the costs of the initial sale of the Shares.

The Manager is generally responsible for the day-to-day administration of the Fund under the provisions of the LLC Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Fund to investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Fund each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Fund’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Fund’s digital assets, cash and/or Forked Assets, as needed to pay the Manager’s Fee and any Additional Fund Expenses, (vi) upon dissolution of the Fund, distributing the Fund’s remaining digital assets (including Fund Components and/or Forked Assets) or the cash proceeds of the sale of digital assets, as well as any of the cash held by the Fund at such time, to the owners of record of the Shares and (vii) establishing the principal market for each Fund Component of the Fund for U.S. GAAP purposes. In addition, if there is a fork in the network of any Fund Component held by the Fund, the Manager will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such Fund Component and should therefore be considered the appropriate network for such Fund Component for the Fund’s purposes.

The Manager does not store, hold, or maintain custody or control of the Fund’s digital assets but instead has entered into the Custodian Agreement with the Custodian to facilitate the security of the Fund’s digital assets.

The Manager may transfer all or substantially all of its assets to an entity that carries on the business of the Manager if at the time of the transfer the successor assumes all of the obligations of the Manager under the LLC Agreement. In such an event, the Manager will be relieved of all further liability under the LLC Agreement.

The Manager’s Fee is paid by the Fund to the Manager as compensation for services performed under the LLC Agreement and as partial consideration for the Manager’s agreement to pay the Manager-paid Expenses. See “—Expenses; Sales of Digital Assets.”

The Manager has sole discretion to replace the CD5 with a different Large Cap index and sole discretion to replace the Index Provider with a different Large Cap index provider, and may replace either the CD5 or the Index Provider from time to time. The Index Provider has sole discretion over the CD5 Methodology and may change it from time to time. The current CD5 Methodology and current Index Components are available at the Index Provider’s public website, at https://indices.coindesk.com/indices/cd5. The Index Provider has sole discretion over the determination of Index Prices and may change the methodologies for determining the Index Prices from time to time.

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

Marketing Agent Agreement

The Manager, on behalf of the Fund, is party to a marketing agent agreement dated June 25, 2025 (as amended, the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent”). Under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Manager: (i) assist the Manager in facilitating Participation Agreements between and among Authorized Participants, the Manager, on behalf of the Fund, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Manager will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Fund and its Shares.

Although executed on June 25, 2025, the Marketing Agent Agreement shall not become effective and the services to be provided under the Marketing Agent Agreement shall not be provided until the date on which the shares of the Fund begin trading on NYSE Arca as shares of an exchange-traded product (the “Uplisting Date”).

Index License Agreement

The Index Provider and the Manager have entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Manager’s use of various indices for the calculation of the Index Prices. The Index Provider may adjust the calculation methodology for an Index Price without notice to, or consent of, the Fund or its shareholders. Under the Index License Agreement, the Manager pays a monthly fee and a fee based on the NAV of the Fund to the Index Provider in consideration of its license to the Manager of Index Price-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Manager and the Index Provider entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement. On June 25, 2025, the Manager and the Index Provider entered into a further amendment to the Index License Agreement that, among other things, governs the Manager’s use of the Index to calculate the value of the Fund Components and sets forth certain licensing rights and obligations concerning the Manager’s use of the Index in connection with its efforts to convert the Fund into an ETF listed on NYSE Arca.

COINDESK® and CoinDesk 5 Index (the “Index”) are trade or service marks of CoinDesk Indices, Inc. (with its affiliates, including CC Data Limited, “CDI”) and/or its licensors. CDI or CDI’s licensors own all proprietary rights in the Data.

CDI is not the issuer or producer of the Fund and has no responsibilities, obligations, or duties to investors in or holders of the Fund. The Index is licensed for use by the Manager as the manager of the Fund. The only relationship that CDI has with the Manager in respect of the Fund is the licensing of the Index, which is administered and published by CDI, or any successor thereto, without regard to the Manager or the owners or holders of Shares of the Fund.

Investors or holders acquire shares of the Fund offered by the Manager and investors and holders neither acquire any interest in the Index nor enter into any relationship of any kind whatsoever with CDI upon making an investment in or acquisition of the Fund. The Fund is not managed, endorsed, sold, or promoted by CDI. CDI makes no representation or warranty, express or implied, regarding the advisability of investing in or otherwise acquiring the Fund or the advisability of investing in securities or digital assets generally or the ability of the Index to track corresponding or relative market performance. CDI has not passed on the legality or suitability of the Fund with respect to any person or entity. CDI is not responsible for, nor has participated in, the determination of the timing of, prices at, or quantities of the Fund to be issued. CDI has no obligation to take the needs of the Manager or the owners or holders of the Fund or any other third party into consideration in administering, composing, calculating, or publishing the Index. CDI has no obligation or liability in connection with administration, marketing, or trading of the Fund.

The licensing agreement between the Manager and CDI is solely for the benefit of the Manager and CDI and not for the benefit of the owners or holders of Shares of the Fund or any other third parties.

CDI shall have no liability to the Manager, the Fund, investors, holders or other third parties for the quality, accuracy and/or completeness of the index or any data included therein or for interruptions in the delivery of the data. CDI hereby expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any other data included therein. CDI reserves the right to change the methods of calculation or publication, or to cease the calculation or publication of the Index and shall not be liable for any miscalculation of or any incorrect, delayed, or interrupted publication with respect to the Index. CDI shall not be liable for any damages, including, without limitation, any special, indirect or consequential damages, or any lost profits, even if advised of the possibility of such, resulting from the use of the Index or any other data included therein or with respect to the Fund.

The Transfer Agent

Continental Stock Transfer & Trust Company, a Delaware corporation, currently serves as the Transfer Agent of the Fund pursuant to the terms and provisions of the Transfer Agency and Service Agreement. The Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, NY 10004. A copy of the Transfer Agency and Service Agreement is available for inspection at the Manager’s principal office identified herein.

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

The Manager of the Fund and The Bank of New York Mellon (“BNY”) plan to enter into a Transfer Agency and Service Agreement (the “Future Transfer Agency and Service Agreement”) engaging BNY to serve as the transfer agent for the Fund (the “Future Transfer Agent”) effective as of the Uplisting Date. Under the Future Transfer Agency and Service Agreement, the Transfer Agent will provide the following services to the Fund and the Manager as of the Uplisting Date: (1) facilitate the issuance and redemption of shares of the Fund; (2) respond to correspondence by Fund shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Fund. Fees paid to the Transfer Agent are a Manager-paid Expense. BNY also serves as the administrator for the Fund.

On June 25, 2025, the Manager and Continental Stock Transfer & Fund Company, a Delaware corporation (“Continental”), entered into a Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”) engaging Continental to serve as a co-transfer agent for the Fund (in this capacity, the “Co-Transfer Agent”). In connection with the entry into the Future Transfer Agency and Services Agreement with BNY and the Co-Transfer Agency Agreement with Continental, the Manager and Continental agreed to terminate, as of the Uplisting Date, the transfer agency and services agreement, dated December 12, 2017, among the Manager, the Fund and Continental, pursuant to which Continental served as transfer agent for the Fund. As a result, effective as of the Uplisting Date, Continental will no longer act as the transfer agent for the Fund but will continue to serve as the Co-Transfer Agent.

Although executed as of June 25, 2025, the Co-Transfer Agency Agreement shall not become effective and the services to be provided under the Co-Transfer Agency Agreement shall not be provided until the Uplisting Date.

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

The Custodian will withdraw from the Fund’s Digital Asset Account the amount of Fund Components necessary to pay the Fund’s expenses.

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

On June 25, 2025, the Fund, the Manager and Coinbase, Inc., the prime broker of the Fund (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for the Custodian and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and the Custodian, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement, which includes the Coinbase Custodial Services Agreement attached thereto as Exhibit A (the “CSA”), the Coinbase Settlement and Transfer Agreement attached thereto as Exhibit B (the “STA”) and all other exhibits, addenda and supplements attached thereto (collectively with the CSA and STA, the “Prime Broker Agreement”) governing the Fund’s and the Manager’s use of the custodial and prime broker services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Manager and the Fund with respect to the Fund’s Fund Components which are held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Fund’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Fund.

The Prime Broker Agreement shall not become effective until the Uplisting Date. In connection with the entry into the Prime Broker Agreement, the Manager and the Custodian agreed to terminate, as of the Uplisting Date, the Custodian Agreement.

The Custodian and certain of its affiliates are party to the Prime Broker Agreement.

Fund Administration and Accounting

The Manager of the Fund has engaged BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY”), to provide the Fund with certain administrative and accounting services pursuant to the Fund Administration and Accounting Agreement with BNY, which became effective on June 4, 2025.

The Distributor and Marketer

Prior to October 3, 2022, Genesis was the distributor and marketer of the Shares. Since October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares, and Genesis ceased acting as the distributor and marketer of the Shares of the Fund. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Grayscale Securities assists the Manager in developing an ongoing marketing plan for the Fund; preparing marketing materials regarding the Shares, including the content on the Fund’s website, www.grayscale.com/funds/grayscale-digital-large-cap-fund/; and executing the marketing plan for the Fund. Grayscale Securities is an affiliate of the Manager.

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

In the case of option (a), the shareholders’ agent would attempt to sell the Forked Asset, and if the agent is able to do so, remit the cash proceeds, net of expenses and applicable withholding taxes, to the relevant record date shareholders. The Manager may cause the Fund to appoint Grayscale Investments Sponsors, LLC (acting other than in its capacity as Manager) or any of its affiliates to act as such agent. Any agent appointed to facilitate a distribution of Forked Assets will receive an in-kind distribution of Forked Assets on behalf of the shareholders of record with respect to such distribution, and following receipt of such distribution, will determine whether and when to sell the distributed Forked Assets on behalf of the record date shareholders. There can be no assurance as to the price or prices for any Forked Asset that the agent may realize, and the value of the Forked Asset may increase or decrease after any sale by the agent.

The Manager expects that any agent so appointed would not receive any compensation in connection with its role as agent, but would be entitled to receive from the record-date shareholders, out of the distributed Forked Assets, an amount of Forked Assets with an aggregate fair market value equal to the amount of administrative and other reasonable expenses incurred by the agent in connection with its activities as agent of the record-date shareholders, including expenses incurred by the agent in connection with any post-distribution sale of such Forked Assets. Should the Manager determine to distribute Forked Assets to an agent on behalf of shareholders to facilitate the distribution of Forked Assets in kind, the Manager currently expects to cause the Fund to appoint Grayscale Investments Sponsors, LLC, acting other than in its capacity as Manager, to act in such capacity.

In the case of option (b), leading up to the subsequent Fund Rebalancing Period, if the sale of such Forked Asset is economically and technologically feasible, the Manager currently expects to cause the Fund to sell such Forked Asset and use the cash proceeds to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings. If the sale of a Forked Asset is either economically or technologically infeasible at the time of the next Fund Rebalancing Period, the Manager may cause the Fund to abandon or continue holding such Forked Asset until such time as the sale is economically and technologically feasible, as determined by the Manager, in its sole discretion. In addition, the Manager may determine that a Forked Asset has a high probability of qualifying for inclusion in the Fund’s portfolio once it has been trading for three months and can thus meet the liquidity requirements of the CD5 Methodology. Should the Manager make such a determination, the Manager may, in its discretion, cause the Fund to continue to hold the Forked Asset until such time as the Manager determines to sell or abandon the Forked Asset or to include the Forked Asset in the Fund’s portfolio as a Fund Component. In the case of abandonment of Forked Assets, the Fund would not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets.

Creation of Shares

The Fund creates Shares at such times and for such periods as determined by the Manager, but only in one or more whole Baskets. A Basket equals 100 Shares. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Fund of the amount of Fund Components represented by one Share immediately prior to such creation multiplied by 100. The Fund may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

No assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Manager approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the LLC Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market” and “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

Share Splits

In its discretion, the Manager may direct the Transfer Agent to declare a share split or consolidation in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Manager believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a share split or consolidation.

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

The Fund will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Fund will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Fund, or the distribution by the Fund, of the amount of whole and fractional tokens of each Fund Component represented by each Basket being created plus cash representing the Forked Asset Portion, if any, and the Cash Portion, if any. The amount of tokens of each Fund Component required to be delivered in connection with a Basket is calculated by dividing the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting all accrued but unpaid Fund Component Fee Amounts for such Fund Component and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (in each case, determined using the applicable Index Price), by the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100. We refer to the amount of tokens of each Fund Component so obtained as the “Fund Component Basket Amount.” If the Fund holds any Forked Assets that can be reasonably valued in the sole discretion of the Manager, each Basket created will also require the delivery of an amount of cash determined by dividing the aggregate U.S. dollar value of all of such Forked Assets by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)) and multiplying the quotient so obtained by 100 (such product, the “Forked Asset Portion”). If the Fund holds any cash in U.S. dollars or other fiat currency, each Basket created will also require the delivery of an amount of U.S. dollars or other fiat currency (as converted into U.S. dollars at the applicable exchange rate as of 4:00 p.m., New York time, on each business day) determined by dividing the amount of cash held by the Fund by the total number of Shares outstanding at such time (the quotient so obtained calculated to one one-hundred-millionth (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Cash Portion”). The Manager will generally consider it possible to assign a reasonable value to a Forked Asset if such Forked Asset is traded on at least one trading platform meeting the guidelines of the Index Provider. We refer to the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund, the Forked Asset Portion, if any, and the Cash Portion, if any, as the “Basket Amount.”

All questions as to the calculation of the Basket Amount will be conclusively determined by the Manager and will be final and binding on all persons interested in the Fund. The Basket Amount multiplied by the number of Baskets being created or redeemed is the “Total Basket Amount.” Except as otherwise affected by a rebalancing of the Fund’s portfolio, the amount of Fund Components represented by a Share will decrease over time as the Fund Components are used to pay the Fund’s expenses. Information regarding the Fund’s Fund Components per Share is posted to the Fund’s website daily at www.grayscale.com/funds/grayscale-digital-large-cap-fund/.

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

1.
For each Fund Component then held by the Fund:
a.
Determine the Index Price for the Fund Component as of such business day;
b.
Multiply the Index Price by the aggregate amount of tokens of the Fund Component held by the Fund as of 4:00 p.m., New York time, on the immediately preceding business day;
c.
Add the U.S. dollar value of the amount of tokens of the Fund Component receivable under pending Creation Orders, if any, as calculated by multiplying the applicable Fund Component Basket Amount by the applicable Index Price, and multiplying the result by the number of Baskets pending under such pending Creation Orders; and
d.
Subtract the U.S. dollar value of the amount of tokens of the Fund Component to be distributed under pending Redemption Orders, if any, as calculated by multiplying the applicable Fund Component Basket Amount by the applicable Index Price, and multiplying the result by the number of Baskets pending under such pending redemption orders;
2.
Calculate the sum of the resulting U.S. dollar values for all Fund Components then held by the Fund, as determined pursuant to paragraph 1 above;
3.
Add the aggregate U.S. dollar value of each Forked Asset then held by the Fund calculated by reference to a reputable Digital Asset Trading Platform as determined by the Manager or, if possible, an Index Price;
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

Notwithstanding the foregoing, in the event that the Manager determines that the primary methodology used to determine any of the Index Prices is not an appropriate basis for valuation of the Fund’s digital assets, the Manager will utilize the cascading set of rules as described in “Overview of the Digital Asset Industry and Market—Fund Component Value—The Index Prices.”

The Manager will publish the Fund’s NAV and the NAV per Share on the Fund’s website as soon as practicable after its determination by the Manager. If the NAV and NAV per Share have been calculated using a price for a Fund Component or Forked Asset other than an Index Price, the publication on the Fund’s website will note the valuation methodology used and the price per digital asset held by the Fund resulting from such calculation.

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

Expenses; Sales of Digital Assets

The Fund’s only ordinary recurring expense is expected to be the Manager’s Fee. Effective January 1, 2021, the Manager’s Fee was lowered to 2.5%. The Manager’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the Fund’s NAV Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the tokens of the Fund Components then held by the Fund in proportion to their respective Fund Weightings. For any day that is not a business day or in a Fund Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 2.5% of the NAV Fee Basis Amount of the Fund from the most recent business day, reduced by the accrued and unpaid Manager’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Fund Weighting for each Fund Component and dividing the resulting product for each Fund Component by the Index Price for such Fund Component on such day. We refer to the amount of tokens of each Fund Component payable as the Manager’s Fee for any day as a “Fund Component Fee Amount.” For any day that is not a business day or during a Fund Rebalancing Period for which the NAV Fee Basis Amount is not calculated, the amount of each Fund Component payable in respect of such day’s U.S. dollar accrual of the Manager’s Fee will be determined by reference to the Fund Component Fee Amount from the most recent business day. Payments of the Manager’s Fee will be made monthly in arrears.

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

If Additional Fund Expenses are incurred, the Manager will (i) withdraw Fund Components from the Digital Asset Accounts in proportion to their respective Fund Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund to convert such Fund Components into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Fund (or its delegate) to deliver such Fund Components in kind in satisfaction of such Additional Fund Expenses. If the Fund holds cash and/or Forked Assets, the Fund may also pay all or a portion of the Additional Fund Expenses in cash or Forked Assets instead of Fund Components, in which case, the amount of Fund Components that would otherwise have been used to satisfy such Additional Fund Expenses will be correspondingly and proportionally reduced.

The fractional amount of Fund Components, or the amount of Forked Assets and/or cash, represented by each Share will decline each time the Fund pays the Manager’s Fee or any Additional Fund Expenses by transferring or selling Fund Components, Forked Assets and/or cash.

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

Because the amount of Fund Components, or the amount of Forked Assets and/or cash, held by the Fund will decrease when Fund Components are used to pay the Manager’s Fee or any Additional Fund Expenses, it is expected that the fractional amount of Fund Components, or the amount of Forked Assets and/or cash, represented by each Share will gradually decrease over the life of the Fund. Accordingly, the shareholders will bear the cost of the Manager’s Fee and Additional Fund Expenses. New digital assets that are transferred into the Digital Asset Accounts in exchange for new Baskets issued by the Fund will not reverse this trend.

Hypothetical Expense Example

The following tables illustrate the anticipated impact of the payment of the Fund’s expenses on the amount of Fund Components represented by each outstanding Share for three years, on a per Fund Component and aggregate basis, assuming that the Fund does not make any payments using any cash or Forked Assets. Each table assumes that the only transfers of Fund Components will be those needed to pay the Manager’s Fee and that the price of each Fund Component and the number of Shares remain constant during the three-year period covered. The tables do not show the impact of any Additional Fund Expenses. Any Additional Fund Expenses, if and when incurred, will accelerate the decrease in the fractional amount of Fund Components represented by each Share. In addition, the tables do not show the effect of any waivers of the Manager’s Fee that may be in effect from time to time.

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

Discretion of the Manager and Index Provider

The Manager has sole discretion to replace the CD5 with a different Large Cap index and sole discretion to replace the Index Provider with a different Large Cap index provider, and may replace either the CD5 or the Index Provider from time to time. The Index Provider has sole discretion over the CD5 Methodology and may change it from time to time. The current CD5 Methodology and current Index Components are available at the Index Provider’s public website, at https://indices.coindesk.com/indices/cd5. The Index Provider has sole discretion over the determination of Index Prices and may change the methodologies for determining the Index Prices from time to time.

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

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain. The Manager does not intend to request a ruling from the Internal Revenue Service (the “IRS”) on these issues. Rather, the Manager will cause the Fund to take positions that it believes to be reasonable. There can be no assurance that the IRS will agree with the positions the Fund takes, and it is possible that the IRS will successfully challenge the Fund’s positions.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the rules of the Code relating to foreign currency and (iii) may be held as a capital asset. The IRS subsequently has released two revenue rulings (the “Rulings”) and a set of “Frequently Asked Questions” (the “FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income, guidance with respect to the timing of recognition of staking rewards and guidance with respect to the determination of the tax basis of digital assets. However, the Notice, the Rulings and the FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, there is no guidance directly addressing whether, and in what circumstances, trading in digital assets might give rise to income that is effectively connected with the conduct of a trade or business in the United

States (“effectively connected income”). In addition, although the Notice contemplates that rewards earned from “mining” will constitute taxable income, and one of the Rulings concludes that rewards from staking similarly will constitute current taxable income, there is no guidance directly addressing amounts received in connection with digital asset lending activities, including with respect to whether and when engaging in staking or digital asset lending might rise to the level of a trade or business. It is likely, however, that the IRS would assert that lending digital assets gives rise to current, ordinary income with respect to any compensation received for such lending activities. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital asset may be adverse to the Fund. For example, ownership of a digital asset could be treated as ownership in an entity, in which case the consequences of ownership of that digital asset would depend on the type and place of organization of the deemed entity. Moreover, although the FAQs and one of the Rulings address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Rulings and the FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Rulings and the FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Rulings and the FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for investors in the Fund and could have an adverse effect on the value of digital assets. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund could hold certain types of digital assets that are not within the scope of the Notice.

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

The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as effectively connected income. There can, however, be no complete assurance in this regard. In particular, as discussed above, there is no guidance directly addressing whether, and in what circumstances, trading in digital assets might give rise to effectively connected income. Although the Manager expects to take the position that the Fund is an investor, rather than a trader, in digital assets, and investing in commodities for one’s own account generally does not give rise to effectively connected income, there is some uncertainty regarding the application of these rules to digital assets and the Fund. As discussed above, there also is no guidance directly addressing the U.S. federal income taxation of lending digital assets or with respect to whether and when engaging in staking or digital asset lending might rise to the level of a trade or business. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business). If the Fund were treated as engaged in a trade or business in the United States during any taxable year, it would be required to file a U.S. federal income tax return for that year, regardless of whether it recognized any effectively connected income. If the Fund did not file U.S. federal income tax returns and were later determined to have engaged in a U.S. trade or business, it would generally not be entitled to offset its effectively connected income and gains against its effectively connected losses and deductions (and, therefore, would be taxable on its gross, rather than net, effectively connected income). If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

Provided that it does not constitute effectively connected income, any U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by the Fund would generally be subject to U.S. withholding tax at the rate of 30% (subject to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, ordinary income recognized by the Fund as a result of a fork, airdrop or similar occurrence would presumably constitute FDAP income. If, in the future, the Fund engages in Staking or digital asset lending activities, it is also possible that the receipt of Staking Consideration or compensation received in respect of digital assets lending activities will be considered FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any assets derived by the Fund as a consequence of a fork, airdrop or similar occurrence, or from Staking or digital asset lending activities.

U.S. Investors in the Fund

The following discussion outlines certain significant U.S. federal income tax consequences of an investment in the Fund by a U.S. Investor. This discussion assumes that a U.S. Investor holds its interest in the Fund as a capital asset. This discussion assumes that each U.S. Investor will acquire all of its Shares on the same date solely for cash.

Although there is no certainty in this regard, the Fund may be a “passive foreign investment company,” as defined in Section 1297 of the Code (a “PFIC”) for U.S. federal income tax purposes. The material consequences of the PFIC rules are set forth below. In addition, under certain circumstances, the Fund may be a “controlled foreign corporation” (a “CFC”) for U.S. federal income tax purposes. If the Fund is a CFC, the CFC rules, rather than the PFIC rules discussed below, will apply to any U.S. Investor that is a 10% U.S. Shareholder, as defined below, of the Fund. A “10% U.S. Shareholder” is a United States person that owns, directly or under applicable constructive ownership rules, at least 10% of the value or voting power of the non-U.S. corporation’s stock. Prospective U.S. Investors should consult their tax advisers to determine if they are or may become a 10% U.S. Shareholder, as the U.S. federal income tax consequences of an investment in the Fund may differ materially from the discussion below if the Fund is a CFC and a U.S. Investor is a 10% U.S. Shareholder of the Fund.

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

Consequences Pursuant to QEF Election

A U.S. Investor can mitigate the consequences described above by making a QEF Election with respect to the Fund. A U.S. Investor can make a QEF Election by attaching a properly executed IRS Form 8621 to its U.S. federal income tax return for the first taxable year in which it wishes the election to apply. If a U.S. Investor does not make a QEF Election with respect to the Fund for the first taxable year in which the U.S. Investor holds any Shares, a later QEF Election with respect to the Fund will not apply with respect to the U.S. Investor’s investment in the Fund unless the U.S. Investor elects to recognize gain, if any, as if it sold its Shares on the first day of the first taxable year to which the QEF Election applies. Any gain that a U.S. Investor recognizes as a consequence of such an election will be subject to U.S. federal income tax as described above under “—Consequences in Absence of QEF Election.”

If a U.S. Investor makes a valid QEF Election with respect to its Shares, the U.S. Investor will be required to report on its U.S. federal income tax return, and thus to take into account in determining its U.S. federal income tax liability, its pro rata share of the Fund’s ordinary earnings and net capital gain for the taxable year of the Fund ending within or with such U.S. Investor’s taxable year, regardless of whether the Fund makes any distributions to the U.S. Investor. A U.S. Investor will include its pro rata share of the Fund’s ordinary earnings (which includes net short-term capital gains) as ordinary income, and will include its pro rata share of the Fund’s net capital gain (that is, the excess of net long-term capital gain over net short-term capital loss) as long-term capital gain. U.S. Investors will not be entitled to claim deductions for any net losses incurred by the Fund, and the Fund will not be entitled to carry its net losses for any taxable year back or forward in computing its ordinary earnings and net capital gain for other taxable years. In addition, a U.S. Investor will not be entitled to claim a foreign tax credit for any non-U.S. taxes borne by the Fund, but these taxes will reduce the amount of income the U.S. Investor would otherwise be required to include pursuant to the QEF Election. A U.S. Investor’s tax basis in its Shares will be increased by the amounts the U.S. Investor includes in income as a consequence of the QEF Election and decreased by the amount of distributions the U.S. Investor receives from the Fund out of earnings that the U.S. Investor previously included in income as a consequence of the QEF Election.

The Manager believes that, in general, gains and losses recognized by the Fund from the sale or other disposition of digital assets will be treated as capital gains or losses pursuant to the Notice. The Fund may sell digital assets for U.S. dollars or other fiat currency in connection with rebalancings, in order to divest itself of Forked Assets or to pay Additional Fund Expenses and in connection with its liquidation. In addition, the Fund’s payment of the Manager’s Fee or any Additional Fund Expenses through a transfer of digital assets, and any distribution of Forked Assets to the shareholders (or to an agent of the shareholders), will be treated for U.S. federal income tax purposes as a sale of the relevant digital assets for their fair market value on the date of such transfer or distribution, except that solely in the case of a distribution to the shareholders (or their agent), the Fund will not recognize any loss realized by it on such deemed sale. As noted above, the IRS has taken the position in the FAQs and one of the Rulings that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the FAQs and that Ruling that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. In addition, any gain or loss the Fund recognizes on a disposition of a fiat currency other than the U.S. dollar will generally be treated as ordinary income or loss. Accordingly, if a U.S. Investor makes a QEF Election with respect to the Fund, it may be required to include significant amounts of taxable income or gain each taxable year with respect to its investment in the Fund, even if it receives no distributions from the Fund during that taxable year.

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

If the Fund is a PFIC, a U.S. Investor will generally be required to file IRS Form 8621 with respect to the Fund for each year in which it holds its Shares. Additional reporting requirements will apply to any U.S. Investor that owns (actually or constructively) a 10% or greater interest in the Fund.

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
•
The limited history of the Index Prices;
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index
Prices (or Digital Asset Reference Rates, prior to July 1, 2025), and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share;
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
•
The Manager’s services may be discontinued, which could be detrimental to the Fund; and
•
If the Custodian resigns or is removed by the Manager, or otherwise, without replacement, it could trigger early termination of the Fund.

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

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of digital assets and the Fund’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring XRP to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to XRP or other digital assets may negatively and significantly impact the price of digital assets and the Fund’s Shares.

Digital assets were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets were only introduced within the past two decades, and some of the Fund Components were developed even more recently, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners, or validators, and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
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

ERC-20 tokens rely on the ERC-20 standard and the Ethereum blockchain to function and any adverse impact on the ERC-20 standard and/or the Ethereum blockchain could have an adverse impact on the value of certain digital assets that may be held by the Fund and the value of the Shares.

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

As corresponding increases in throughput lag behind growth in the use of Digital Asset Networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2022, Bitcoin average daily transaction fees have ranged from $0.38 per transaction on September 8, 2024, to as high as $124.17 per transaction on April 20, 2024. As of June 30, 2025, Bitcoin average daily transaction fees stood at $1.36 per Bitcoin transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for digital assets (e.g., micropayments), and could reduce demand for, and the price of, digital assets, which could adversely impact the value of the Shares.

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

Many digital assets have concentrated ownership. For example, as of June 30, 2025 the largest 100 Bitcoin wallets held approximately 15% of the Bitcoin in circulation, the largest 100 Ether wallets held approximately 21% of the Ether in circulation, the largest 100 SOL wallets held approximately 29% of the SOL in circulation, the largest 100 XRP wallets held approximately 86% of the XRP in circulation, and the largest 100 ADA wallets held approximately 29% of the ADA in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of digital assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of certain digital assets with highly concentrated ownership.

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

If a malicious actor or botnet obtains control of more than certain thresholds of the processing power on a Digital Asset Network, or otherwise obtains control over the Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Fund to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the networks underlying the Fund Components could be attacked. For example, Digital Asset Networks are currently vulnerable to attacks where, if a party or group of acting in concert were to gain control of more than certain thresholds of processing power, a malicious actor may be able to gain full control of the network and the ability to manipulate the network. Depending on the nature of the control, this may allow the malicious actor to engage in a wide range of undesirable behaviors, including, but not limited to, temporarily impeding or delaying block confirmation, causing a fork in the blockchain, engaging in double-spending or fraudulent block propagation, or censoring transactions or communications, among other possible negative activities. The consequences of these behaviors may be temporary or permanent depending on the nature of the malicious actor’s control.

For example, in proof-of-work networks, if a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on a proof-of-work network, it may be able to alter the Blockchain by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. For example, in August 2020, the Ethereum Classic network, a proof-of-work network, was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million. In addition, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a >50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on other Digital Asset Networks, which could negatively impact the value of a relevant Fund Component and the value of the Shares.

Proof-of-stake networks may also become vulnerable to different types of attacks depending on how much control is concentrated among validators. For example, the Ethereum network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 33% of the total staked Ether on the Ethereum network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. This is designed to be a temporary risk, as the Ethereum network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). Moreover, it is not believed that a 33% attack would allow a malicious actor to engage in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum network.
•
“>50% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 50% of the total staked Ether on the Ethereum network, a malicious actor would be able to gain full control of the Ethereum network and the ability to manipulate future transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum Blockchain may not be possible.
•
“>66% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 66% of the total staked Ether on the Ethereum network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If groups of coordinating or connected processing power that together have more than any control thresholds applicable to a Digital Asset Network, they could exert authority over the processing of an affected Fund Component transactions. This risk is heightened if the processing power on the network within the jurisdiction of a single governmental authority exceeds those thresholds. If network participants, including the core developers and the administrators of processing power, do not act to ensure greater decentralization of the network, the feasibility of a malicious actor obtaining control of the Digital Asset Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over a Digital Asset Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that a Digital Asset Network ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Digital Asset Network in this manner. Moreover, it is possible that an individual or group controlling processing power exceeding the requisite thresholds to manipulate the Digital Asset Network are in fact part of the initial or current core developer group, or are otherwise influential members of the Digital Asset Network’s community. To the extent that the initial or current core developer groups also control more the requisite amount of processing power, the risk of this particular group of users causing the Digital Asset Network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of the Shares.

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

Forks may also occur as a Digital Asset Network’s community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms.

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

In the event of a hard fork of the Digital Asset Network of a Fund Component, the Manager will, as permitted by the terms of the LLC Agreement, use its discretion to determine, in good faith, which Digital Asset Network, among a group of incompatible forks of such Digital Asset Network, is generally accepted as the Digital Asset Network for such digital asset and should therefore be considered the appropriate Digital Asset Network for the Fund’s purposes. The Manager will base its determination on a variety of then relevant factors, including, but not limited to, the Manager’s beliefs regarding expectations of the core developers of such Digital Asset Network, users, services, businesses, validators or miners and other constituencies, as well as the actual continued acceptance of, validating or mining power on, and community engagement with, such Digital Asset Network. There is no guarantee that the Manager will choose the Digital Asset Network or digital asset that is ultimately the most valuable fork, and the Manager’s decision may adversely affect the value of the Shares as a result. The Manager may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as such Digital Asset Network and digital asset going forward and should therefore be considered the Digital Asset Network and digital asset going forward for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

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

When the Fund and the Manager, acting on behalf of the Fund, sell or deliver, as applicable, digital assets, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or Liquidity Provider sources digital assets in connection with the creation of the Shares or facilitates transactions in digital assets at the direction of the Fund or the Manager, it directly faces its counterparty and, in all instances, the Authorized Participant or the Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

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

Since the fourth quarter of 2021 and to date, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

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

These events have also led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.

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

Many Digital Asset Trading Platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on DeFi platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Fund Components and/or negatively affect the market perception of the Fund Components.

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

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware. For example, in February 2025, hackers reportedly compromised a transaction from Bybit’s multisignature cold wallets, enabling the hackers to steal over $1.5 billion of Ether from Bybit. Shortcomings or ultimate failures of larger Digital Asset Trading Platforms are more likely to have contagion effects on the digital asset ecosystem, and therefore may also be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.

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

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers may reduce confidence in Digital Asset Networks and result in greater volatility in the prices of digital assets. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating any of the Index Prices may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

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

•
an increase in the global supply of such digital asset that is publicly available for trading;
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
•
a “short squeeze” resulting from speculation on the price of digital assets, if aggregate short exposure exceeds the number of Shares available for purchase;
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

The value of a digital asset as represented by the applicable Index Price or by the principal market for such digital asset may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Manager believes that momentum pricing of many digital assets has resulted, and may continue to result, in speculation regarding future appreciation in the value of the digital assets held by the Fund, inflating and making the applicable Index Price more volatile. As a result, any particular digital asset held by the Fund may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the applicable Index Price and could adversely affect the value of the Shares.

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

Digital Asset Trading Platforms may be exposed to wash-trading.

Digital Asset Trading Platforms may be susceptible to wash-trading. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash-trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve an exchange’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their tokens. Results of wash-trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash-trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of the Fund Components and/or negatively affect the market perception of digital assets.

To the extent that wash-trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about digital assets and the digital assets industry more broadly, which could adversely impact the price of a digital asset and, therefore, the price of the Shares. Wash-trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

Index Prices have a limited history and a failure of an Index Price could adversely affect the value of the Shares.

Each Index Price has a limited history and is an average reference rate calculated using volume-weighted trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. For more information on the inclusion criteria for Digital Asset Trading Platforms included in such Index Prices, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—The Index Prices.” Although each Index Price is designed to accurately capture the market price of the digital asset it tracks, third parties may be able to purchase and sell such digital assets on public or private markets not included among the Constituent Trading Platforms of such Index Price, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of digital assets on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms, in the past.

For example, based on data provided by the Index Provider, on any given day during the twelve months ended June 30, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of Bitcoin on any single Digital Asset Trading Platform included in the Index Price was 0.59% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index Price was 0.23%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index Price was 0.003%. Further, on any given day during the twelve months ended June 30, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of Ether on any single Digital Asset Trading Platform included in the Index Price was 2.30% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index Price was 0.42%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index Price was 0.005%. All Digital Asset Trading Platforms that were included in the relevant Index Price throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Prices, investors may lose confidence in the Shares’ ability to track the market price of such digital asset, which could adversely affect the value of the Fund.

The Index Price used to calculate the value of a Fund Component may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations or selling activity following Basket redemptions, if permitted, may affect the relevant Index Price and Share trading prices, adversely affecting the value of the Shares.

The prices of digital assets on public Digital Asset Trading Platforms have a very limited history, and during this history, digital asset prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While each Index Price is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, each Index Price, and the price of digital assets generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility can adversely affect the value of the Shares.

Furthermore, because the number of Digital Asset Trading Platforms is limited, each Index Price will necessarily be calculated by reference to a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the group of trading venues used by it to calculate the relevant Index Price, which could skew the price of the digital asset as represented by such Index Price. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of one or more digital assets and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring digital assets required for the creation of Baskets may increase the market price of digital assets on the Digital Asset Markets, which will result in higher prices for the Shares. Increases in the market price of digital assets may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of any particular digital asset that may result from increased purchasing activity of such digital asset connected with the issuance of Baskets. Consequently, the market price of any particular digital asset may decline immediately after Baskets are created. Decreases in the market price of digital assets may also occur as a result of sales in Secondary Markets by other market participants. If any of the Index Prices decline, the value of the Shares will generally also decline.

Competition from the emergence or growth of other methods of investing in digital assets could have a negative impact on the price of the Fund Components and adversely affect the value of the Shares.

Investors may invest in digital assets through means other than an investment in the Shares, including through direct investments in digital assets and other potential financial vehicles, possibly including securities backed by or linked to one or more digital assets and digital asset financial vehicles similar to the Fund. Market and financial conditions, and other conditions beyond the Manager’s control, may make it more attractive to invest in other financial vehicles or to invest in such digital assets directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of one or more digital assets are formed and represent a significant proportion of the demand for any particular digital asset, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding such digital asset, could negatively affect any of the Index Prices, the NAV, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Moreover, any reduced demand for Shares of the Fund may cause the Shares of the Fund to trade at a discount to the NAV per Share.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, the Fund Components and adversely impact the value of the Shares.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, the Fund Components could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Fund will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Fund and the value of the Shares.

Prices of the Fund Components may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

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

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. Until recently, the SEC had repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940 (the “Investment Company Act”), generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. After several years of the SEC denying requests to list shares of various digital asset funds holding Bitcoin on national securities exchanges, including the request to list the shares of Grayscale Bitcoin Trust ETF on NYSE Arca in June 2022, the Manager petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product. In August 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product, as well as requests to list shares of various other digital asset funds holding Bitcoin on national securities exchanges. Subsequently, the SEC approved NYSE Arca’s similar 19b-4 applications to list the shares of Grayscale Ethereum Trust ETF and Grayscale Ethereum Mini Trust ETF, as well as requests to list the shares of various other investment vehicles that hold Ether on national securities exchanges.

On October 15, 2024, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Fund on NYSE Arca. On July 1, 2025 the SEC granted approval of the NYSE Arca 19b-4 application, but shortly after approval, the SEC notified NYSE Arca that the SEC intended to review the application further, and the approval was stayed. Therefore, as of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC and the Fund has not obtained relief from the SEC under Regulation M, and the Fund makes no representation as to when or if such approval and relief will be obtained. Even though NYSE Arca’s requests with respect to the Grayscale Trusts holding Bitcoin and Ether were approved, there is no guarantee that a similar application to list Shares of the Fund on NYSE Arca, or another national securities exchange, would be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security, although the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is not a security. The Manager believes that the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin, Ether, Litecoin, Bitcoin Cash, Dogecoin, Polkadot, Avalanche, Chainlink, Stellar, Solana, Hedera, Cardano and XRP. As such, there exist significant barriers to obtaining regulatory approval to list the shares of other digital asset investment vehicles, including the Shares of the Fund. Investors should not assume that recent approvals of spot Bitcoin and spot Ether exchange-traded products will subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Fund. Accordingly, there is no guarantee that the Manager will be successful in listing the Shares of the Fund on NYSE Arca.

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

Risk Factors Related to the Fund and the Shares

The Fund is not permitted to engage in Staking, which could negatively affect the value of the Shares.

At this time, none of the Fund, the Manager, the Custodian, nor any other person associated with the Fund may, directly or indirectly, engage in Staking of the Fund’s digital assets on behalf of the Fund, meaning no action will be taken pursuant to which any portion of the Fund’s digital assets becomes used in proof-of-stake validation or is used to earn additional digital assets or generate income or other earnings, and there can be no assurance that the Fund, the Manager, the Custodian or any other person associated with the Fund will ever be permitted to engage in Staking of the Fund’s digital assets or such income generating activity in the future.

To the extent (i) the Fund were to amend its LLC Agreement to permit Staking of the Fund’s digital assets and (ii) NYSE Arca were to seek and obtain a rule change permitting the listing of a spot digital asset investment vehicle engaged in Staking, in the future the Fund may seek to establish a program to use digital assets held by the Fund in applicable Digital Asset Networks’ proof-of-stake validation mechanisms to receive rewards comprising additional Fund Components in respect of a portion of its digital asset holdings. However, as long as such conditions and requirements have not been satisfied, the Fund will not use digital assets held by the Fund in any Digital Asset Network’s proof-of-stake validation mechanism to receive rewards comprising additional digital assets in respect of its digital asset holdings. The current inability of the Fund to use its digital assets in Staking and receive such rewards could place the

Shares at a comparative disadvantage relative to an investment in digital assets directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.

The Fund is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make the Shares less attractive to investors.

The Fund is an “emerging growth company,” as defined in the JOBS Act, and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and exemptions from the requirement of shareholder approval of any golden parachute payments not previously approved. The Fund intends to take advantage of these reporting exemptions until it is no longer an emerging growth company. The Manager and the Fund cannot predict if investors will find the Shares less attractive because the Fund will rely on these exemptions. The Fund will remain an emerging growth company for up to five years after its initial public offering, although it will lose that status sooner if the Fund has more than $1.235 billion of revenues in a fiscal year, has more than $700 million in market value of Shares held by non-affiliates as of any June 30 or issues more than $1.0 billion of non-convertible debt over a rolling three-year period. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares and the price of the Shares may be more volatile.

The Fund seeks to replicate the performance of the Index as closely as possible. However, the Fund may not achieve perfect correlation with the Index due to various factors.

While the Fund seeks to replicate the performance of the Index as closely as possible, the Fund may not achieve perfect correlation with the Index due to various factors. For example, the Manager may decide, in its sole discretion, to include or exclude a digital asset if the Manager determines that such digital asset is or is not suitable for inclusion in the Fund’s portfolio, irrespective of such digital asset’s inclusion in the CD5. In addition, the Manager may exclude a digital asset or rebalance the Fund Weighting of an existing Fund Component to the extent its inclusion as a Fund Component or projected Fund Weighting would exceed a threshold that could, in the Manager’s sole discretion, require the Fund to register as an investment company under the Investment Company Act or require the Manager to register as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended. See “Part I—Item 1. Business—Fund Construction Criteria” in this Annual Report.

The Fund relies on third-party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose a challenge to the safekeeping of the Fund’s digital assets and to the operations of the Fund.

The Fund relies on the Custodian, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Fund. In addition, the Authorized Participant may rely on one or more Liquidity Providers to source the Fund Components in connection with the creation of Shares. Any disruptions to such service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund and require the Manager to replace such service provider. Moreover, the Manager could decide to replace a service provider to the Fund, or a Liquidity Provider could be replaced for other reasons.

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

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Fund’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Prices (or Digital
Asset Reference Rates, prior to July 1, 2025) and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Fund does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Fund cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of the Fund Component to keep the value of the Shares closely linked to the relevant Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025). As a result, the value of the Shares of the Fund may not approximate the value of the Fund’s NAV per Share or meet the Fund’s investment objective, and the Shares may trade at a substantial premium over, or substantial discount to, the value of the Fund’s NAV per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the NAV per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.

The Fund’s NAV per Share will fluctuate with changes in the market value of the Fund Components, and the Manager expects the trading price of the Shares to fluctuate in accordance with changes in the Fund’s NAV per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Fund’s NAV per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Trading Platforms are open, significant changes in the price of the Fund Components on the Digital Asset Trading Platform Market could result in a difference in performance between the value of the Fund Components as measured by the Index Prices and the most recent NAV per Share or closing trading price. For example, if the price of the Fund Components on the Digital Asset Trading Platform Market, and the value of the Fund Components as measured by the Index Prices, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of the Fund Components on the Digital Asset Trading Platform Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

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

For example, from July 1, 2022 to June 30, 2025, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s NAV per Share based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025). From July 1, 2022 to June 30, 2025, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 63% based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025) and the average discount was 35% based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025). As of June 30, 2025, the last business day of the period, the Fund’s Shares were quoted on OTCQX at a discount of 2% to the Fund’s NAV per Share based on the DLCS Methodology. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between July 1, 2022 to June 30, 2025, has been quoted at a discount on 751 days.

From July 1, 2025 to September 2, 2025, the Shares quoted on OTCQX traded at both discounts and premiums to the value of the Fund’s NAV per Share based on the CD5 Methodology. From July 1, 2025 to September 2, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s NAV per Share was less than 1% based on the CD5 Methodology, the average premium was less than 1%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 10% based on the CD5 Methodology, and the average discount was 6%. As of September 2, 2025, the Fund’s Shares were quoted on OTCQX at a discount of 8% to the Fund’s NAV per Share based on the CD5 Methodology.

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

While an investment in the Shares is not a direct investment in the Fund Components, the net asset value of the Fund relates primarily to the value of the Fund Components, and fluctuations in the price of such Fund Components could materially and adversely affect the value of the Shares. A substantial majority of the Fund Components are concentrated in Bitcoin and Ether, which represented approximately 79.83% and 11.33%, respectively, of the Fund’s net asset value as of June 30, 2025, and as a result, the underlying value of the Shares depends disproportionately on the value of Bitcoin and Ether. Any future decline in the value of these digital assets would be expected to have a greater effect on the value of the Shares than any other of the Fund Components. The value of digital assets are extremely volatile, and both Bitcoin and Ether have in the past experienced significant declines in value.

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

The value of the Shares may be influenced by a variety of factors unrelated to the price of the digital assets held by the Fund and the Digital Asset Trading Platforms included in the Index Prices that may have an adverse effect on the value of the Shares. These factors include the following factors:

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

At this time, the Manager is not accepting redemption requests from shareholders. Absent the institution of such redemption program, the Shares may trade at a discount in the future, and may do so indefinitely. Therefore, unless the Fund is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Fund previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust ETF, an affiliate of the Fund, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Fund and the sole Authorized Participant of Grayscale Bitcoin Trust ETF at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust ETF’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust ETF was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust ETF entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79.

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

The Manager also intends to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. Although the SEC has approved several futures-based Bitcoin and Ether ETFs since October 2021, it has not approved any requests to list the shares of digital asset funds like the Fund to date. The requests to list the shares of digital asset funds submitted by CBOE and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust ETF, which was denied in June 2022. In June 2023, NYSE Arca, CBOE and The Nasdaq Stock Market again submitted several new requests to list shares of various digital asset funds. The Manager petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Manager’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product, along with 19b-4 applications related to the listing of 10 other Bitcoin exchange-traded products on various exchanges. Shares of the Grayscale Bitcoin Trust ETF began trading on NYSE Arca on January 11, 2024. Subsequently, the SEC approved NYSE Arca's similar 19b-4 applications to list the shares of Grayscale Ethereum Trust ETF and Grayscale Ethereum Mini Trust ETF, investment vehicles that hold Ether.

Even though NYSE Arca’s request with respect to the Grayscale Trusts holding Bitcoin and Ether were approved, there is no guarantee that a similar application to list Shares of the Fund on NYSE Arca, or another national securities exchange, will also be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security, although the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is not a security. The Manager believes the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin, Ether, Litecoin, Bitcoin Cash and Dogecoin. As such, there exist significant barriers to obtaining regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Fund. Investors should not assume that recent approvals of spot Bitcoin and spot Ether exchange-traded products will subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Fund. Accordingly, there is no guarantee that the Manager will be successful in listing the Shares on NYSE Arca.

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

The Fund tracks the CD5, which may lead the Fund’s portfolio to be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value.

Although the Fund will generally hold the Fund Components in proportion to their market capitalization, the Fund will not invest in digital assets that do not meet the CD5 Methodology. In addition, the Manager may exclude a digital asset from the Fund’s portfolio even if it meets the CD5 Methodology because, among other reasons, (i) none or few of the Authorized Participants or service providers has the ability to trade or otherwise support the digital asset; (ii) use or trading of the digital asset raises or potentially raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, such as the U.S. federal securities or commodities laws or similar laws in other significant jurisdictions; (iii) the underlying code contains, or may contain, significant flaws or vulnerabilities; (iv) there is limited or no reliable information regarding, or concerns over the intentions of, the core developers of the digital asset; or (v) for any other reason, in each case as determined by the Manager in its sole discretion. As a result, the Fund’s portfolio may be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value. Should this be the case, the Fund may underperform relative to other investment options that do invest in such digital assets and do not follow similar investment policies.

Moreover, the CD5, and therefore the Fund, is reviewed for rebalancing during a period that occurs on a quarterly basis and in accordance with specific criteria set forth under “—Rebalancing.” Because the Fund will not actively manage the portfolio in between Fund Rebalancing Periods, the Fund may hold digital assets during periods in which their prices are flat or declining and may not be holding digital assets during periods in which such prices are rising if such price activity occurs between Fund Rebalancing Periods. For example, if any of the Fund Components are declining in value, the Fund will not sell such Fund Components except during Fund Rebalancing Periods in accordance with its investment policies or, if redemptions are then permitted, in order to meet redemptions. Any decrease in value of the Fund Components will result in a decrease in the Fund’s net asset value which will negatively impact the value of the Shares. The Fund will not sell the Fund Components to attempt to avoid losses.

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

If the Fund is required to wind up, liquidate and dissolve, or the Manager determines in accordance with the terms of the LLC Agreement that it is appropriate to wind up, liquidate and dissolve the Fund, such liquidation and dissolution could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of any of the digital assets of the Fund, including a digital asset with a significant Weighting, is lower than the applicable Index Price was at the time when shareholders purchased their Shares. In such a case, the proceeds of the sale of any of the Fund’s digital assets will be less than they would have been had the Actual Exchange Rate for the applicable digital asset been higher at the time of sale. See “Item 1. Business—Description of the LLC Agreement—Termination of the Fund” for more information about the dissolution of the Fund, including when the dissolution of the Fund may be triggered by events outside the direct control of the Manager or the shareholders.

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

Nonetheless, due to this additional requirement, a shareholder attempting to bring or maintain a derivative action in the name of the Fund will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a shareholder attempting to seek redress in the name of the Fund in court. Moreover, if shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the LLC Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such shareholders’ derivative action may be subject to dismissal. As a result, the LLC Agreement limits the likelihood that a shareholder will be able to successfully assert a derivative action in the name of the Fund, even if such shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Fund. See “Item 1. Business—Description of the LLC Agreement—The Manager—Fiduciary and Regulatory Duties of the Manager” for more detail.

The Manager is solely responsible for determining the value of the NAV and NAV per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Manager will determine the Fund’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Manager’s determination is made utilizing data from the operations of the Fund and the Index Prices, calculated at 4:00 p.m., New York time, on such day. If the Manager determines in good faith that an Index Price does not reflect an accurate price for a Fund Component, then the Manager will employ an alternative method to determine such Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—The Index Prices—Determination of the Index Prices When the Index Prices are Unavailable.” In the context of applying such rules, the Manager may determine in good faith that the alternative method applied does not reflect an accurate price for the relevant Fund Component and apply the next alternative method under the cascading set of rules. If the Manager determines after employing all of the alternative methods that an Index Price does not reflect an accurate price for a Fund Component, the Manager will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Manager in its sole discretion. The Manager may calculate such Index Price in a manner that ultimately reflects an inaccurate price for such Fund Component. To the extent that the NAV, NAV per Share or the Index Prices are incorrectly calculated, the Manager may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Moreover, the terms of the LLC Agreement do not prohibit the Manager from changing the Index Price used to calculate the NAV and NAV per Share of the Fund or from changing the fund construction criteria pursuant to which the Fund Components are determined. Any such change in the Index Price of a Fund Component or in the fund construction criteria could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

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

These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force and Project Crypto have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

Further, in June 2023, the SEC asserted in the Binance Complaint that each of SOL and ADA is a “crypto asset security” that was “offered and sold as an investment contract.” In June 2023, the SEC asserted in the Coinbase Complaint, that SOL is a “crypto asset security.” Further, in November 2023, the SEC asserted in the Kraken Complaint that SOL is a “crypto asset security” that was “offered and sold as an investment contract.” In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS. COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO are all securities under the federal laws. Following the filing of the Coinbase Complaint, Binance Complaint, and the Kraken Complaint, the Manager discussed the security status of SOL with external counsel and continues to believe that SOL is not a security. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. Following the filing of the court order, the Manager discussed the security status of XRP with external counsel and continues to believe that XRP is not a security. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

However, in light of these developments, and the uncertainties and fact-based nature of the analysis as to whether SOL, ADA and XRP is a “security” under the federal securities laws, the Manager acknowledges that the SEC, at least under former Chair Gensler’s leadership, has taken the position that SOL, ADA and XRP are each a security and the Manager’s conclusion otherwise does not preclude legal or regulatory action based on the presence of a security.

As is the case with SOL, ADA and XRP, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Manager and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security, or are or are not securities transactions, respectively, for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, or are or are not securities transactions, respectively, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Manager has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security, or are or are not securities transactions, respectively, for federal securities law purposes. The Manager understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Manager understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of a specific Fund Component or any other particular digital asset.

As such, notwithstanding the Manager’s receipt of a memorandum regarding the status of SOL, ADA and XRP under the federal securities laws from external counsel and the Manager’s view that SOL, ADA and XRP are not securities, the SEC under former SEC Chair Gensler’s leadership has taken and a federal court may in the future take a different view as to the security status of SOL, ADA or XRP. If the Manager determines that a Fund Component is a security under the federal securities laws, whether that determination is initially made by the Manager itself, or because a federal court upholds an allegation that such Fund Component is a security, the Manager does not intend to permit the Fund to hold that Fund Component in a way that would violate the federal securities laws. Because the legal tests for determining whether a digital asset is or is not a security, or whether transactions in the digital asset are or are not securities transactions, respectively, often leave room for interpretation, for so long as the Manager believes there to be good faith grounds to conclude that each of the Fund Components is not a security, the Manager does not intend to dissolve the Fund on the basis that any of the Fund Components could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that a Fund Component is a security, or transactions in Fund Components are securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that Fund Component, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security or transactions in that digital asset are securities transactions by the SEC or another regulatory authority may have similar effects. For example, in the weeks following the SEC’s complaint against XRP’s issuer, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint, and certain significant market participants, including the Fund’s authorized participant at the time, announced they would no longer support XRP, among other measures, including the delisting of XRP from major digital asset trading platforms. Following these developments, the Manager removed XRP from the Fund’s portfolio.

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security” certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the prices of various digital assets declined significantly and may continue to decline if or as such cases advance through the federal court system.

Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets or transactions in digital assets are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited or no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In September 2024, the SEC filed a settled enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation (the “Mango Enforcement Action”), and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC (the “Cumberland Enforcement Action”), in both instances describing a number of digital assets, including XRP, as examples of “crypto assets that are offered and sold as securities.” In March 2025, the SEC and Cumberland DRW, LLC filed a joint request to dismiss the Cumberland Enforcement Action, which was approved by the SEC’s Commissioners, and the action was dismissed.

Despite the allegations in the Mango Enforcement Action, the Manager has discussed the security status of XRP with external counsel and continues to believe that XRP is not a security. However, in light of these developments and the uncertainties and fact-based nature of the analysis as to whether certain of such digital assets are “securities” under the federal securities laws, the Manager acknowledges that the SEC has taken the position that XRP is a security. Nonetheless, the outcomes of such complaints and the consequent litigation is unknown and unknowable as of the date hereof and the price of these digital assets may decline if or as these cases advance through the federal court system.

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

Moreover, whether or not the Manager or the Fund were subject to additional regulatory requirements as a result of any determination that the Fund’s assets include securities, the Manager may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms, resulting in the Manager’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Fund, to convert XRP into U.S. dollars. The Manager subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. Similarly, following the SEC’s complaints against Binance and Coinbase in June 2023, the trading platform Robinhood and crypto service providers Revolut and Bakkt each announced that they would cease support for SOL. Furthermore, if a federal court upholds an allegation that SOL, ADA or XRP is a security, the Fund itself may be terminated and, if practical, its assets liquidated.

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

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administrations “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of Digital Asset Networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In August 2025, a co-founder of Tornado Cash was convicted of conspiracy to operate an unlicensed money transmitting business, but a mistrial was declared with respect to charges of conspiracy to commit money laundering and conspiracy to violate U.S. sanctions. Future additional regulatory action with respect to privacy-enhancing digital assets is possible.

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

The digital asset industry is relatively new, although its influence over public policy is increasing, and it may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the digital assets making up the Fund Components and therefore the value of the Shares.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets
Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain Digital Asset Networks. For example, as of June 30, 2025, over 843 million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of other Digital Asset Networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given Digital Asset Network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

Although there is no certainty in this regard, the Fund may be a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes. An investment in an equity interest in a PFIC may have materially adverse U.S. federal income tax consequences for a U.S. Investor, as defined above in “Certain Cayman Islands and U.S. Federal Income Tax Considerations—Certain United States Tax Considerations.” Very generally, if the Fund is a PFIC and a U.S. Investor does not make a “qualified electing fund” election (a “QEF Election”) with respect to the Fund, any gain recognized by the U.S. Investor in respect of its Shares will be subject to U.S. federal income tax at the rates applicable to ordinary income (using the highest rates in effect throughout the U.S. Investor’s holding period for its Shares, with the gain being treated as earned ratably over such holding period) and the U.S. Investor’s resulting tax liability will be subject to an interest charge.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property,” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. The IRS subsequently has released two revenue rulings (the “Rulings”) and a set of “Frequently Asked Questions” (the “FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice, the Rulings and the FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, there currently is no guidance directly addressing whether or in what circumstances trading by a non-U.S. person in digital assets, or engaging in certain activities to generate yield on digital assets, could give rise to income that is effectively connected with a trade or business in the United States. In addition, although the Notice contemplates that rewards earned from “mining” will constitute taxable income to the miner, there is no guidance directly addressing amounts received in connection with digital asset lending activities, including with respect to whether and when engaging in it might rise to the level of a trade or business. It is likely, however, that the IRS would assert that lending digital assets gives rise to current, ordinary income. It is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of owning or transacting in any particular digital asset may be adverse to the Fund. For example, ownership of a digital asset could be treated as ownership in an entity, in which case the consequences of ownership of that digital asset would depend on the type and place of organization of the deemed entity. Moreover, although the Rulings and the FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Rulings and the FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of digital assets held in the Fund. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund could hold certain types of digital assets that are not within the scope of the Notice.

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

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences, or staking or digital asset lending activities. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

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

It is possible that the Fund could be subject to U.S. federal income tax with respect to income generated in connection with certain of its activities.

As discussed above in “—The treatment of digital assets for U.S. federal income tax purposes is uncertain,” the U.S. federal income tax treatment of transactions in digital assets is unclear in many respects. In particular, there currently is no guidance directly addressing whether or in what circumstances trading by a non-U.S. person, such as the Fund, in digital assets, or engaging in certain activities to generate yield on digital assets, could give rise to income that is effectively connected with a trade or business in the United States. In general, if a non-U.S. person earns income that is, or is treated as, effectively connected with the conduct of a trade or business in the United States (“effectively connected income”), the non-U.S. person will be subject to U.S. federal income tax on a net income basis. Income or gain from investing, and income or gain from trading in commodities for one’s own account if certain circumstances apply, generally does not constitute effectively connected income. However, the application of these rules to digital assets and the Fund are uncertain. In addition, if, in the future, the Fund engages in Staking or digital asset lending activities (or certain other methods of generating return on Fund Components held by the Fund), and those activities constitute the conduct of a trade or business in the United States, the Fund could earn effectively connected income. If the Fund derives effectively connected income, it would be subject to U.S. federal income tax at rates applicable to U.S. resident corporations on its effectively connected income, which in certain circumstances could include income or gains recognized by the Fund on the sale of tokens of the applicable Fund Component. In such case, the Fund potentially would also be subject to an additional U.S. branch profits tax (at a 30% rate) with respect to the Fund’s effectively connected earnings and profits. If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

The Fund may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences or from Staking or digital asset lending activities.

The Rulings and the FAQs do not address whether income recognized by a non-U.S. person, such as the Fund, as a result of a fork, airdrop or similar occurrence, or from staking or digital asset lending activities, could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. In the absence of guidance, if, in the future, the Fund engages in Staking or digital asset lending activities, it is possible that a withholding agent will withhold 30% from any assets derived by the Fund from such activities. In addition, it is possible that a withholding agent would similarly withhold 30% from any assets derived by the Fund as a consequence of a fork, airdrop or similar occurrence.

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

We are subject to the Economic Substance Regime in the Cayman Islands.

The Cayman Islands enacted the International Tax Co-operation (Economic Substance) Act (As Revised) (the “Economic Substance Act”). The Economic Substance Act is supplemented by the issuance of related Guidance on Economic Substance for Geographically Mobile Activities, version 3.2 of which was issued in July 2022. We are not currently subject to the Economic Substance Act, however once we de-register as a private fund with the Authority, we will become subject to the Economic Substance Act. Given our business activities and operations may change from time to time, it is difficult to predict if we will continue to be subject to the Economic Substance Act and the impact that the Economic Substance Act could have on us and our subsidiaries. For example, compliance with any applicable obligations may create significant additional costs that may be borne by us or otherwise affect our management and operation. We will continue to consider the implications of the Economic Substance Act on our business activities and operations and reserve the right to adopt such arrangements as we deem necessary or desirable to comply with any applicable requirements.

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
•
Affiliates of the Manager have substantial direct investments in digital assets that they are permitted to manage taking into account their own interests without regard to the interests of the Fund or its shareholders, and any increases, decreases or other changes in such investments could affect any of the Index Prices and, in turn, the value of the Shares;
•
There is an absence of arm’s-length negotiation with respect to certain terms of the Fund, and, where applicable, there has been no independent due diligence conducted with respect to the Fund;
•
The Manager’s indirect parent company, DCG, and certain of its subsidiaries, hold 6.50% of the Shares representing ownership in the Fund, as of September 2, 2025. On March 2, 2022, the Board of Directors of the Manager (the “Board”) approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). As of the date of this Annual Report, DCG has not purchased any Shares of the Fund under this authorization. However, in the event DCG chooses to purchase Shares of the Fund, such purchase would further increase DCG’s ownership interest in the Fund which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Fund, and it’s interests as a shareholder may conflict with the interests of the Fund’s other shareholders;
•
Several employees of the Manager and the Manager’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole equity holder and indirect parent company of the Manager; (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report; and (iii) a minority interest holder in

Kraken, one of the Digital Asset Trading Platforms included in the Index Price for certain of the digital assets held by the Fund, representing less than 1.0% of its equity;
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
•
The Manager and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common indirect parent company, DCG;
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms in its calculation of any of the Index Prices, it may decide to include pricing from such markets or platforms in the future;
•
The Manager may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Forked Assets, and such agent may be the Manager or an affiliate of the Manager; and
•
The Manager has in the past, and may again select an Index Provider that is an affiliate of the Manager and the Fund.

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

The Manager is an affiliate of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Fund issues Creation Baskets in exchange for deposits of Fund Components. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

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

DCG is a minority interest holder in Kraken, which operates one of the Digital Asset Trading Platforms included in the Index Price for certain of the digital assets held by the Fund.

DCG, the sole equity holder and indirect parent company of the Manager, holds a minority interest of less than 1.0% in Kraken. The Fund values its digital assets by reference to the Index Price for each Fund Component. The Index Price is the price in U.S. dollars of a Fund Component as determined by reference to an Indicative Price or Index Price provided by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Each Indicative Price and Index Price is derived from data collected from Digital Asset Trading Platforms that are reflected in an index developed by CoinDesk Indices, Inc. Kraken is one of such Digital Asset Trading Platforms.

Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, for example by artificially inflating the values of Fund Components in order to increase the Manager’s fees. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

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

Cybersecurity Breaches:

There have not been any breaches at the Manager or the Fund during the year ended June 30, 2025. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

The Manager or former Co-Manager of the Fund until May 3, 2025, as applicable, was a party to certain legal proceedings during the period covered by this report. Although the Fund is not a party to these proceedings, the Fund may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Manager alleging that statements the Manager made in its advertising and promotion of Grayscale Bitcoin Trust ETF violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Manager filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Manager’s motion to dismiss. On November 6, 2023, the Manager filed a motion for reargument of the Court’s order denying the Manager’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Manager’s motion for reargument, and on November 30, 2023, the Manager filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Manager’s motion for reargument. On March 25, 2024, the Manager filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Manager’s application for interlocutory appeal. On April 1, 2024, the Court denied the Manager’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Manager filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Manager’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Manager’s motion to strike. On November 22, 2024, the Manager filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Manager’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a notice of appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. On May 12, 2025, Osprey withdrew the action and the appeal.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

Holders of Record

As of June 30, 2025, there were approximately 15 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Fund’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of June 30, 2025, the Registrant has distributed 15,867,400 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Fund received an aggregate of 7,689.69425900 Bitcoin, 44,513.19192539 Ether, 20,953.27038208 ADA, 25,185.31952582 LTC, 563.90271373 LINK, 7,736.78000000 BCH and 17,294,820.68582300 XRP. Effective January 4, 2021, the Fund removed XRP from the Fund’s portfolio and sold the XRP holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings. Effective April 2, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Chainlink (LINK) in accordance with the Fund’s construction criteria. Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Cardano (ADA) in accordance with the Fund’s construction criteria. Effective October 1, 2021, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Solana (SOL) and Uniswap (UNI) in accordance with the Fund’s construction criteria. Effective April 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Avalanche (AVAX) and Polkadot (DOT) in accordance with the Target Coverage Ratio Methodology. Effective July 1, 2022, the Manager adopted the DLCS Methodology and between July 5, 2022 and July 7, 2022 adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. Effective October 5, 2022, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase Polygon (MATIC) in accordance with the DLCS Methodology. Effective January 5, 2023, the Manager adjusted the Fund’s portfolio by removing and selling Avalanche (AVAX) from the Fund’s portfolio and using the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. Effective January 4, 2024, the Manager adjusted the Fund’s portfolio by removing and selling Polygon (MATIC) from the Fund’s portfolio and using the cash proceeds to purchase Avalanche (AVAX) and XRP in accordance with the DLCS Methodology. Effective April 3, 2024, the Manager adjusted the Fund’s portfolio by removing and selling Cardano (ADA) from the Fund’s portfolio and using the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. Effective January 4, 2025, the Manager adjusted the Fund’s portfolio by removing and selling Avalanche (AVAX) from the Fund’s portfolio and using the cash proceeds to purchase Cardano (ADA) and the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. Effective June 5, 2025, the Manager adopted the CD5 Methodology. See “Item 1. Business—Investment Objective” and “Item 15. Financial Statements and Exhibits—Note 12. Subsequent Events.”

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

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Manager, on a monthly basis during the three months ended June 30, 2025:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2025 - April 30, 2025	-	$-	-	$200.0
May 1, 2025 - May 31, 2025	-	-	-	200.0
June 1, 2025 - June 30, 2025	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 2, 2025, DCG had not purchased any Shares of the Fund under this authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. As of June 30, 2025, the Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Digital Asset Reference Rates and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

As of June 30, 2025, the Fund has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of the digital assets held by the Fund, less the Fund’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Fund is not managed like a business corporation or an active investment vehicle. As of June 30, 2025, 2024, and 2023, the Fund had unlimited Shares authorized and 15,867,400 Shares issued and outstanding.

	As of June 30,
	2025	2024	2023
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	15,867,400	15,867,400	15,867,400
Number of Shares freely tradable(1)	14,813,892	14,813,892	14,657,353
Number of beneficial holders owning at least 100 Shares(2)	15	18	20
Number of holders of record(2)	15	18	20

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

Effective June 5, 2025, the Fund Components consist of the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”). For the period from July 1, 2024 until June 5, 2025, and the years ended June 30, 2024 and 2023, the Fund determined which Fund Components to hold pursuant to the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices or, in the case of AVAX and DOT, an Old Indicative Price. In connection with the adoption of the DLCS Methodology, the Manager changed the Digital Asset Reference Rates used to value the Fund Components and as of the date of this Annual Report, each of the Digital Asset Reference Rates are Indicative Prices. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” for additional information.

Any references to the Digital Asset Reference Rates subsequent to July 1, 2025 are to the Index Prices in effect following the adoption of the CD5 Methodology. Any references to the Digital Asset Reference Rates from July 1, 2022 to June 30, 2025 are to the Digital Asset Reference Rates in effect following the adoption of the DLCS Methodology. Any references in this section to the Digital Reference Rates prior to July 1, 2022 are to the Digital Asset Reference Rates in effect prior to the adoption of the DLCS Methodology. All references to the NAV and NAV per Share of the Fund for periods subsequent to July 1, 2025 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the CD5 Methodology and the corresponding rebalancing of the Fund on July 31, 2025. All references to the NAV and NAV per Share of the Fund for periods from July 1, 2022 to June 30, 2025 in this Annual Report have been calculated based on the digital assets held by the Fund pursuant to the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022. All references to the NAV and NAV per Share of the Fund for periods prior to July 1, 2022 have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology prior to the adoption of the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components by the Fund in connection with Share creations and the delivery of Fund Components by the Fund in connection with Share redemptions or for payment of expenses in Fund Components. As of June 30, 2025, the Fund was not accepting redemption requests. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee in the Fund Components.

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Fund follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Review of Financial Results

Financial Highlights for the Years Ended June 30, 2025, 2024, and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share amounts, and each Fund Component and price of each Fund Component, are in thousands)

	For the Years Ended June 30,
	2025	2024	2023
Net realized and unrealized gain on investments in digital assets	$266,399	$264,196	$104,153
Net increase in net assets resulting from operations	$250,266	$254,324	$98,780
Net assets(1)	$777,222	$526,956	$272,632
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2025 was $266,399, which includes a realized gain of $12,995 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $9,271 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $244,133. Net increase in net assets resulting from operations was $250,266 for the year ended June 30, 2025, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $16,133. Net assets increased to $777,222 at June 30, 2025, a 47% increase for the year. The increase in net assets resulted from the price appreciation of Fund Components for the year, partially offset by the withdrawal of approximately 147 Bitcoin, 893 Ether, 127,897 ADA, 3,556 SOL, 1,537 AVAX, and 421,555 XRP to pay the foregoing Manager’s Fee.

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

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2023 was $104,153, which includes a realized gain of $2,124 on the transfer of digital assets to pay the Manager’s Fee, a realized loss of ($20,838) as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of $122,867. Net increase in net assets resulting from operations was $98,780 for the year ended June 30, 2023, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $5,373. Net assets increased to $272,632 at June 30, 2023, a 57% increase for the year. The increase in net assets resulted from the price appreciation of Fund Components for the year, partially offset by the withdrawal of approximately 157 Bitcoin, 1,002 Ether, 281,296 ADA, 2,966 SOL, 53,165 MATIC, 135 DOT, 1,228 AVAX, 10 LTC, 96 UNI, 65 LINK, and 3 BCH to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	For the Years Ended June 30,
	2025	2024	2023
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	5,990	6,231	6,231
Creations	-	-	-
Portfolio rebalancing(1)	(85)	(88)	157
Manager's Fee, related party	(147)	(153)	(157)
Closing balance	5,758	5,990	6,231
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	5,758	5,990	6,231

Ether:
Opening balance	36,578	39,445	39,360
Creations	-	-	-
Portfolio rebalancing(1)	(677)	(1,925)	1,087
Manager's Fee, related party	(893)	(942)	(1,002)
Closing balance	35,008	36,578	39,445
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	35,008	36,578	39,445

ADA:
Opening balance	-	11,194,903	10,916,583
Creations	-	-	-
Portfolio rebalancing(1)	10,568,299	(10,984,889)	559,616
Manager's Fee, related party	(127,897)	(210,014)	(281,296)
Closing balance	10,440,402	-	11,194,903
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	10,440,402	-	11,194,903

SOL:
Opening balance	135,349	123,916	111,216
Creations	-	-	-
Portfolio rebalancing(1)	16,607	14,725	15,666
Manager's Fee, related party	(3,556)	(3,292)	(2,966)
Closing balance	148,400	135,349	123,916
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	148,400	135,349	123,916

MATIC:
Opening balance	-	2,926,030	-
Creations	-	-	-
Portfolio rebalancing(1)	-	(2,887,850)	2,979,195
Manager's Fee, related party	-	(38,180)	(53,165)
Closing balance	-	-	2,926,030
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	2,926,030

DOT:
Opening balance	-	-	328,187
Creations	-	-	-
Portfolio rebalancing(1)	-	-	(328,052)
Manager's Fee, related party	-	-	(135)
Closing balance	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	-

AVAX:
Opening balance	114,956	-	88,974
Creations	-	-	-
Portfolio rebalancing(1)	(113,419)	116,341	(87,746)
Manager's Fee, related party	(1,537)	(1,385)	(1,228)
Closing balance	-	114,956	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	114,956	-

LTC:
Opening balance	-	-	23,725
Creations	-	-	-
Portfolio rebalancing(1)	-	-	(23,715)
Manager's Fee, related party	-	-	(10)
Closing balance	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	-

UNI:
Opening balance	-	-	232,687
Creations	-	-	-
Portfolio rebalancing(1)	-	-	(232,591)
Manager's Fee, related party	-	-	(96)
Closing balance	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	-

LINK:
Opening balance	-	-	158,987
Creations	-	-	-
Portfolio rebalancing(1)	-	-	(158,922)
Manager's Fee, related party	-	-	(65)
Closing balance	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	-

BCH:
Opening balance	-	-	6,314
Creations	-	-	-
Portfolio rebalancing(1)	-	-	(6,311)
Manager's Fee, related party	-	-	(3)
Closing balance	-	-	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	-	-	-

XRP:
Opening balance	16,719,308	-	-
Creations	-	-	-
Portfolio rebalancing(1)	573,017	16,922,626	-
Manager's Fee, related party	(421,555)	(203,318)	-
Closing balance	16,870,770	16,719,308	-
Accrued but unpaid Manager's Fee, related party	-	-	-
Net closing balance	16,870,770	16,719,308	-

Number of Shares:
Opening balance	15,867,400	15,867,400	15,867,400
Creations	-	-	-
Closing balance	15,867,400	15,867,400	15,867,400

	As of June 30,
	2025	2024	2023
Prices of digital assets on principal market:
Bitcoin	$107,753.95	$61,929.29	$30,361.94
Ether	$2,516.23	$3,423.00	$1,925.83
XRP	$2.32	$0.47	N/A
SOL	$157.80	$144.62	$19.09
ADA	$0.59	N/A	$0.29
AVAX	N/A	$28.47	N/A
MATIC	N/A	N/A	$0.66

Principal Market NAV per Share(2)	$48.98	$33.21	$17.18

Digital Asset Reference Rates:
Bitcoin	$107,521.84	$61,908.57	$30,396.80
Ether	$2,505.96	$3,420.12	$1,923.68
XRP	$2.29	$0.47	N/A
SOL	$157.01	$144.71	$19.12
ADA	$0.58	N/A	$0.28
AVAX	N/A	$28.33	N/A
MATIC	N/A	N/A	$0.65

NAV per Share(2)(3)	$48.83	$33.20	$17.19

(1)
For more information on prior quarterly rebalances and the resulting impact on the Fund’s portfolio, please see Note 4 to the Audited Financial Statements—Portfolio Rebalancing.
(2)
Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

(3)
From July 1, 2022 to June 30, 2025, NAV per Share is calculated based on the Digital Asset Reference Rates of the Fund Components held by the Fund pursuant to the DLCS Methodology. From and after July 1, 2025, the NAV per Share is calculated based on the Index Prices of the Fund Components held by the Fund pursuant to the CD5 Methodology. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” for additional information

For accounting purposes as of June 30, 2025, the Fund reflects creations and the Fund Components receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of Fund Components is received.

As of June 30, 2025, the Fund had a net closing balance with a value of $774,814,558, based on the Digital Asset Reference Rates in effect under the DLCS Methodology (non-GAAP methodology). As of June 30, 2025, the Fund had a total market value of $777,222,526, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to June 30, 2025. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation.”

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

Bitcoin

Prior to July 1, 2025, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. The following table illustrates the movements in the Digital Asset Reference Rate for Bitcoin from July 1, 2020 to June 30, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for Bitcoin was an Index Price for Bitcoin. Effective July 1, 2022, the Digital

Asset Reference Rate for Bitcoin is an Indicative Price for Bitcoin. As a result, the Digital Asset Reference Rates for Bitcoin for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Bitcoin for periods prior to July 1, 2022. During the period from July 1, 2020 to June 30, 2025, the Digital Asset Reference Rate has ranged from $9,032.59 to $111,516.97, with the straight average being $44,997.04 through June 30, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2021	$29,666.38	$63,472.70	4/15/2021	$9,032.59	7/5/2020	$34,759.99	$34,759.99
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
Twelve months ended June 30, 2023	$22,532.93	$30,849.06	6/23/2023	$15,786.90	11/21/2022	$30,396.80	$30,396.80
Twelve months ended June 30, 2024	$45,791.95	$73,128.99	3/13/2024	$25,061.89	9/11/2023	$61,908.57	$60,272.64
Twelve months ended June 30, 2025	$84,040.13	$111,516.97	5/22/2025	$53,112.80	8/5/2024	$107,521.84	$107,521.84
July 1, 2020 to June 30, 2025	$44,997.04	$111,516.97	5/22/2025	$9,032.59	7/5/2020	$107,521.84	$107,521.84

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from July 1, 2020 to June 30, 2025. During such period, the price of Bitcoin has ranged from $9,031.09 to $111,241.94, with the straight average being $44,989.71.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
Twelve months ended June 30, 2023	$22,533.12	$30,906.40	6/23/2023	$15,766.93	11/21/2022	$30,361.94	$30,361.94
Twelve months ended June 30, 2024	$45,781.62	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$61,929.29	$59,952.11
Twelve months ended June 30, 2025	$84,013.67	$111,241.94	5/22/2025	$53,469.64	8/5/2024	$107,753.95	$107,753.95
July 1, 2020 to June 30, 2025	$44,989.71	$111,241.94	5/22/2025	$9,031.09	7/5/2020	$107,753.95	$107,753.95

Ether

Prior to July 1, 2025, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. The following table illustrates the movements in the Digital Asset Reference Rate for Ether from July 1, 2020 to June 30, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for Ether was an Index Price for Ether. Effective July 1, 2022, the Digital Asset Reference Rate for Ether is an Indicative Price for Ether. As a result, the Digital Asset Reference Rates for Ether for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for Ether for periods prior to July 1, 2022. During the period from July 1, 2020 to June 30, 2025, the Digital Asset Reference Rate has ranged from $225.27 to $4,776.32, with the straight average being $2,203.59 through June 30, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2021	$1,236.03	$4,090.65	5/12/2021	$225.27	7/5/2020	$2,243.96	$2,243.96
Twelve months ended June 30, 2022	$3,028.51	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
Twelve months ended June 30, 2023	$1,565.08	$2,131.48	4/16/2023	$1,045.57	7/12/2022	$1,923.68	$1,923.68
Twelve months ended June 30, 2024	$2,497.76	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$3,420.12	$3,372.09
Twelve months ended June 30, 2025	$2,689.75	$4,070.55	12/6/2024	$1,464.86	4/8/2025	$2,505.96	$2,505.96
July 1, 2020 to June 30, 2025	$2,203.59	$4,776.32	11/9/2021	$225.27	7/5/2020	$2,505.96	$2,505.96

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from July 1, 2020 to June 30, 2025. During such period, the price of Ether has ranged from $225.27 to $4,776.95, with the straight average being $2,203.74.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$1,236.12	$4,089.92	5/12/2021	$225.27	7/5/2020	$2,243.98	$2,243.98
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
Twelve months ended June 30, 2023	$1,565.23	$2,116.20	4/16/2023	$1,040.35	7/12/2022	$1,925.83	$1,925.83
Twelve months ended June 30, 2024	$2,498.36	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,423.00	$3,371.60
Twelve months ended June 30, 2025	$2,689.64	$4,053.28	12/6/2024	$1,465.40	4/8/2025	$2,516.23	$2,516.23
July 1, 2020 to June 30, 2025	$2,203.74	$4,776.95	11/9/2021	$225.27	7/5/2020	$2,516.23	$2,516.23

Solana

Prior to July 1, 2025, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on October 1, 2021 to June 30, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for SOL was an Index Price for SOL. Effective July 1, 2022, the Digital Asset Reference Rate for SOL is an Indicative Price for SOL. As a result, the Digital Asset Reference Rates for SOL for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for SOL for periods prior to July 1, 2022. Since the token was added to the Fund’s portfolio, the Digital Asset Reference Rate for SOL has ranged from $8.37 to $274.68, with the straight average being $99.51 through June 30, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate for SOL and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.52	$254.78	11/6/2021	$28.04	6/18/2022	$31.97	$31.97
Twelve months ended June 30, 2023	$24.73	$46.45	8/13/2022	$8.37	12/29/2022	$19.12	$19.12
Twelve months ended June 30, 2024	$88.05	$199.88	3/31/2024	$17.53	9/11/2023	$144.71	$140.95
Twelve months ended June 30, 2025	$167.81	$274.68	1/19/2025	$104.40	4/8/2025	$157.01	$157.01
October 1, 2021 to June 30, 2025	$99.51	$274.68	1/19/2025	$8.37	12/29/2022	$157.01	$157.01

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to June 30, 2025. During such period, the price of SOL has ranged from $8.29 to $280.00, with the straight average being $99.51.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.53	$254.44	11/6/2021	$28.04	6/18/2022	$31.98	$31.98
Twelve months ended June 30, 2023	$24.73	$46.33	8/13/2022	$8.29	12/29/2022	$19.09	$19.09
Twelve months ended June 30, 2024	$88.04	$200.17	3/31/2024	$17.51	9/11/2023	$144.62	$140.67
Twelve months ended June 30, 2025	$167.83	$280.00	1/19/2025	$103.92	4/8/2025	$157.80	$157.80
October 1, 2021 to June 30, 2025	$99.51	$280.00	1/19/2025	$8.29	12/29/2022	$157.80	$157.80

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

XRP

Prior to July 1, 2025, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. Effective April 2, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Digital Asset Reference Rate during the period from July 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to June 30, 2025. The Digital

Asset Reference Rate for XRP is an Indicative Price for XRP. The Digital Asset Reference Rate for XRP has ranged from $0.17 to $3.29, with the straight average being $1.03 for the periods July 1, 2020 through January 3, 2021 and January 4, 2024 through June 30, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate for XRP and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
July 1, 2020 to January 3, 2021	$0.30	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.22
January 4, 2024 to June 30, 2024	$0.55	$0.73	3/11/2024	$0.47	6/14/2024	$0.47	$0.47
Twelve months ended June 30, 2025	$1.65	$3.29	1/16/2025	$0.43	7/5/2024	$2.29	$2.29
July 1, 2020 to January 3, 2021 and January 4, 2024 to June 30, 2025	$1.03	$3.29	1/16/2025	$0.17	7/2/2020	$2.29	$2.29

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from July 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to June 30, 2025. The price of XRP has ranged from $0.17 to $3.29, with the straight average being $1.03 for the periods July 1, 2020 through January 3, 2021 and January 4, 2024 through June 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2020 to January 3, 2021	$0.30	$0.71	11/24/2020	$0.17	7/2/2020	$0.23	$0.22
January 4, 2024 to June 30, 2024	$0.55	$0.73	3/11/2024	$0.47	6/24/2024	$0.47	$0.47
Twelve months ended June 30, 2025	$1.65	$3.29	1/16/2025	$0.43	7/5/2024	$2.32	$2.32
July 1, 2020 to January 3, 2021 and January 4, 2024 to June 30, 2025	$1.03	$3.29	1/16/2025	$0.17	7/2/2020	$2.32	$2.32

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

Cardano

Prior to July 1, 2025, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on July 1, 2021 to April 2, 2024 (when ADA was removed from the Fund), and the period from January 4, 2025 (when ADA was subsequently re-added to the Fund) to June 30, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for ADA was an Index Price for ADA. Effective July 1, 2022, the Digital Asset Reference Rate for ADA is an Indicative Price for ADA. As a result, the Digital Asset Reference Rates for ADA for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for ADA for periods prior to July 1, 2022. The Digital Asset Reference Rate for ADA has ranged from $0.24 to $2.99, with the straight average being $0.75 for the periods from July 1, 2021 through April 2, 2024 and January 4, 2025 through June 30, 2025.The Manager has not observed a material difference between the Digital Asset Reference Rate for ADA and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
Twelve months ended June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44
Twelve months ended June 30, 2023	$0.38	$0.57	8/14/2022	$0.24	12/29/2022	$0.28	$0.28
July 1, 2023 to April 2, 2024	$0.42	$0.77	3/11/2024	$0.24	9/11/2023	$0.59	$0.59
January 4, 2025 to June 30, 2025	$0.75	$1.15	1/17/2025	$0.53	6/22/2025	$0.58	$0.58
July 1, 2021 to April 2, 2024 and January 4, 2025 to June 30, 2025	$0.75	$2.99	9/3/2021	$0.24	9/11/2023	$0.58	$0.58

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, from the addition of the token to the Fund’s portfolio on July 1, 2021 through April 2, 2024 (when ADA was removed from the Fund) and January 4, 2025 (when ADA was subsequently re-added to the Fund) through June 30, 2025. The price of ADA has ranged from $0.24 to $2.99 , with the straight average being $0.75 for the periods from July 1, 2021 through April 2, 2024 and January 4, 2025 through June 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$1.38	$2.99	9/3/2021	$0.43	6/18/2022	$0.44	$0.44
Twelve months ended June 30, 2023	$0.38	$0.57	8/14/2022	$0.24	12/29/2022	$0.29	$0.29
July 1, 2023 to April 2, 2024	$0.42	$0.77	3/11/2024	$0.24	9/11/2023	$0.59	$0.59
January 4, 2025 to June 30, 2025	$0.75	$1.16	1/17/2025	$0.52	6/22/2025	$0.59	$0.59
July 1, 2021 to April 2, 2024 and January 4, 2025 to June 30, 2025	$0.75	$2.99	9/3/2021	$0.24	9/11/2023	$0.59	$0.59

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology. Effective April 2, 2024, the Manager adjusted the Fund’s portfolio by selling ADA and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective weightings, in accordance with the DLCS Methodology. As a result of the rebalancing, ADA was removed from the Fund. Effective January 4, 2025, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the DLCS Methodology.

Avalanche

Prior to July 1, 2025, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. The following table illustrates the movements in the Digital Asset Reference Rate from the addition of the token to the Fund’s portfolio on April 5, 2022 (when AVAX was initially added to the Fund) to January 3, 2025 (when AVAX was subsequently removed from the Fund), and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to June 30, 2025. Prior to July 1, 2022, the Digital Asset Reference Rate for AVAX was an Old Indicative Price for AVAX. Effective July 1, 2022, the Digital Asset Reference Rate for AVAX is an Indicative Price for AVAX. As a result, the Digital Asset Reference Rates for AVAX for periods subsequent to July 1, 2022 are not directly comparable to the Digital Asset Reference Rates for AVAX for periods prior to July 1, 2022. The Digital Asset Reference Rate for AVAX has ranged from $10.79 to $95.06, with the straight average being $30.66 for the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through January 3, 2025. The Manager has not observed a material difference between the Digital Asset Reference Rate for AVAX and average prices from the Constituent Trading Platforms included in the relevant reference rate individually or as a group.

		High		Low
Period	Average	Digital Asset Reference Rate	Date	Digital Asset Reference Rate	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.55	$95.06	4/5/2022	$14.62	6/19/2022	$16.60	$16.60
July 1, 2022 to January 4, 2023	$17.76	$29.21	8/12/2022	$10.79	12/29/2022	$12.04	$12.04
January 4, 2024 to June 30, 2024	$38.38	$62.75	3/18/2024	$23.94	6/24/2024	$28.33	$28.02
July 1, 2024 to January 3, 2025	$30.25	$54.44	12/4/2024	$19.26	8/5/2024	$41.63	$41.63
April 5, 2022 to January 4, 2023 and January 4, 2024 to January 3, 2025	$30.66	$95.06	4/5/2022	$10.79	12/29/2022	$41.63	$41.63

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Fund’s principal market for AVAX, during the period from April 5, 2022 (when AVAX was initially added to the Fund) to January 4, 2023 and during the period from January 4, 2024 (when AVAX was subsequently re-added to the Fund) to January 3, 2025 (when AVAX was subsequently removed from the Fund). The price of AVAX has ranged from $10.76 to $93.01, with the straight average being $30.59 for the periods April 5, 2022 through January 4, 2023 and January 4, 2024 through January 3, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 5, 2022 to June 30, 2022	$43.10	$93.01	4/5/2022	$14.18	6/18/2022	$16.24	$16.24
July 1, 2022 to January 4, 2023	$17.76	$29.18	8/12/2022	$10.76	12/29/2022	$12.03	$12.03
January 4, 2024 to June 30, 2024	$38.37	$62.35	3/18/2024	$23.85	6/24/2024	$28.47	$28.04
July 1, 2024 to January 3, 2025	$30.24	$54.16	12/4/2024	$19.40	8/5/2024	$41.45	$41.45
April 5, 2022 to January 4, 2023 and January 4, 2024 to January 3, 2025	$30.59	$93.01	4/5/2022	$10.76	12/29/2022	$41.45	$41.45

Secondary Market Trading

Historically, the Fund’s Shares have been quoted on OTCQX under the symbol “GDLC” since November 22, 2019. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020. The Fund’s Shares have been quoted on OTCQX since November 22, 2019. The price of the Shares as quoted on OTCQX has varied significantly from the NAV per Share.

For example, from July 1, 2022 to June 30, 2025, the Shares quoted on OTCQX traded at a discount to the value of the Fund’s NAV per Share based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025). From July 1, 2022 to June 30, 2025, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 63% based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025) and the average discount was 35% based on the DLCS Methodology (changed to the CD5 Methodology effective June 5, 2025). The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between July 1, 2022 and June 30, 2025, has been quoted at a discount on 751 days. As of June 30, 2025, the last business day of the period, the Fund’s Shares were quoted on OTCQX at a discount of 2% to the Fund’s NAV per Share.

From and after July 1, 2025, the value of the Fund Components is determined by reference to Index Prices, as the Fund has transitioned from the DLCS to the CD5. From July 1, 2025 to September 2, 2025, the Shares quoted on OTCQX traded at both discounts and premiums to the value of the Fund’s NAV per Share based on the CD5 Methodology. From July 1, 2025 to September 2, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Fund’s NAV per Share was less than 1% based on the CD5 Methodology, the average premium was less than 1%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Fund’s NAV per Share was 10% based on the CD5 Methodology, and the average discount was 6%. As of September 2, 2025, the Fund’s Shares were quoted on OTCQX at a discount of 8% to the Fund’s NAV per Share based on the CD5 Methodology.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Fund’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Fund’s NAV per Share for each of the quarters of the prior three years.

	High			Low
	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
Calendar Year 2022
Third quarter	$10.33	$15.84	$15.87	$6.92	$11.17	$11.21
Fourth quarter	$7.68	$13.48	$13.47	$3.83	$9.53	$9.54
Calendar Year 2023
First quarter	$7.03	$16.48	$16.45	$3.77	$10.02	$10.03
Second quarter	$8.75	$17.99	$18.10	$5.84	$14.56	$14.54
Third quarter	$10.20	$18.00	$17.95	$7.80	$13.97	$14.01
Fourth quarter	$19.35	$24.23	$24.14	$8.22	$14.62	$14.62
Calendar Year 2024
First quarter	$26.15	$39.86	$39.69	$12.49	$21.59	$21.61
Second quarter	$27.00	$38.39	$38.36	$17.78	$30.21	$30.61
Third quarter	$24.60	$36.24	$36.06	$17.03	$26.95	$26.99
Fourth quarter	$49.00	$53.82	$53.78	$19.65	$29.69	$29.60
Calendar Year 2025
First quarter	$47.27	$53.19	$53.15	$33.86	$36.85	$36.59
Second quarter	$47.95	$51.08	$51.21	$30.90	$34.55	$34.55
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
(2)
From July 1, 2022 through June 30, 2025, the Fund’s NAV per Share was derived from the Digital Reference Rate of each Fund Component as of 4:00 p.m., New York time, on the valuation date. The Reference Rate Price was calculated using non-GAAP methodology and is not used in the Fund’s financial statements. Effective July 1, 2025, the Fund’s NAV per Share is derived from the Index Price of each Fund Component as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of Digital Assets and Determination of NAV.” See “Item 1. Business—Investment Objective” for further details.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to June 30, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)(1)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to June 30, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended June 30, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that, as of June 30, 2025, the Fund’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of June 30, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager concluded that the Fund maintained effective internal control over Financial reporting as of June 30, 2025.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Manager

The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Manager, Peter Mintzberg, the principal executive officer of the Manager, and Edward McGee, the principal financial and accounting officer of the Manager, may take certain actions and execute certain agreements and certifications for the Fund, in their capacity as the principal officers of the Manager.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Manager. From and after January 1, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which is the sole managing member of GSO and an indirect subsidiary of DCG, has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Manager. The Board consists of Barry Silbert, Mark Shifke, Matthew Kummell, Mr. Mintzberg, and Mr. McGee. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers under the limited liability company agreement of the Manager.

The Manager has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Fund, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

The Manager has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Manager at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Manager at (212) 668-1427. The Manager’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Manager, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Prior to January 1, 2025, references to the “Manager” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH. From and after January 1, 2025, any references to the Board in this section refer to the Board of GSOIH.

Barry Silbert, Chairman of the Board

Barry Silbert, 49, is the founder and Chief Executive Officer of DCG and has served as chairman of the Board since August 2025 (previously served as a director and chairman of the Board from February 2020 through December 2023). Until January 2021, Mr. Silbert was the Chief Executive Officer of the Manager. A pioneer in blockchain investing, Mr. Silbert established himself in 2012 as one of the earliest and most active investors in the industry. Mr. Silbert founded DCG in 2015 and today, it is one of the world’s most prolific investors in decentralized technologies, backing over 250 early-stage companies in more than 40 countries. Mr. Silbert founded Yuma, a decentralized AI-focused subsidiary of DCG, where he also serves as CEO. Yuma invests in, builds, and scales the Bittensor network. The Manager is a wholly owned indirect subsidiary of DCG. DCG also owns Foundry, Fortitude, Luno and Yuma. DCG also invests directly in digital currencies and other digital assets. Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a venture-backed technology company that was acquired by Nasdaq. Mr. Silbert has received numerous awards and accolades, including being named “Entrepreneur of the Year” by both Ernst & Young and Crain’s, and being selected to Fortune’s prestigious “40 under 40” list. Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Shifke, Board Member

Mark Shifke, 66, is the Chief Financial Officer of DCG and has served as a director of the Board since January 2024 (previously served as chairman of the Board through August 2025, upon the appointment of Mr. Silbert). Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Matthew Kummell, Board Member

Matthew Kummell, 49, is Senior Vice President of Institutional and Enterprise at the NEAR Foundation and has served as a director of the Manager since January 2024. In his role at the NEAR Foundation, Mr. Kummell leads efforts to engage institutional and enterprise businesses with the NEAR Protocol ecosystem. From December 2023 through June 2025, Mr. Kummell served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining the NEAR Foundation in 2025, Mr. Kummell was Senior Vice President of Strategy & Operations at DCG (2021 to 2025). From 2018 to 2021, he served as the Head of North America for Citi’s Business Advisory Services team, a strategic consulting group within Citi’s Markets division focused on institutional investor clients. Earlier in his career, Mr. Kummell held strategic and front-office roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors (the predecessor to Point 72 Asset Management). He also worked as a Case Team Leader at Bain & Company in its Boston office. From 2020 to 2025, Mr. Kummell was an Adjunct Professor at the Tuck School of Business at Dartmouth College. He holds a B.A. from the University of California, Los Angeles, and an M.B.A. from the Tuck School of Business at Dartmouth College.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 57, has been the Chief Executive Officer of the Manager and has served as a director of the Manager since August 2024. Mr. Mintzberg joins the Manager from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 41, has been the Chief Financial Officer of the Manager since January 2022 and has served as a director of the Manager since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Manager since June 2019. Prior to taking on his role at the Manager, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of September 2, 2025.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	1,032,073	6.50%
Directors & Executive Officers of the Manager:(4)
Barry Silbert(5)	*	* %
Mark Shifke	*	* %
Matthew Kummell	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Directors & executive officers of the Manager as a group	*	* %

(1)
Includes 32,414 Shares held by Digital Currency Group, Inc. and 999,659 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 2, 2025, DCG did not purchase any Shares of the Fund under this authorization.
(3)
Barry E. Silbert is the Chief Executive Officer of DCG and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(4)
The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates.
(5)
Does not include Shares held by DCG. Mr. Silbert is the Chief Executive Officer of DCG and may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments Sponsors, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

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

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole equity holder and indirect parent company of the Manager, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report, (iii) formerly the indirect parent company of the Index Provider (prior to its sale to an unaffiliated third party on November 20, 2023), and (iv) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index Price for certain of the digital assets held by the Fund, representing less than 1.0% of its equity.

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

The Manager and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Fund and, in the future, to other clients. It is possible that future business ventures of the Manager and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Manager and/or the affiliated service providers to allocate its/their limited resources accordingly to the potential detriment of the Fund.

There is an absence of arm’s-length negotiation with respect to some of the terms of the Fund, and, where applicable, there has been no independent due diligence conducted with respect to the Fund. The Manager will, however, not retain any affiliated service providers for the Fund which the Manager has reason to believe would knowingly or deliberately favor any other client over the Fund.

The Authorized Participant

Prior to October 3, 2022, Genesis, an affiliate of the Fund and the Manager, was the only Authorized Participant and was party to a participant agreement with the Manager and the Fund. From October 3, 2022, the only Authorized Participant was Grayscale Securities, an affiliate of the Fund and the Manager. As a result of this affiliation, the Manager has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Fund and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Manager and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Grayscale Securities.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”), for the year ended June 30, 2025, and Marcum LLP (“Marcum”), for the year ended June 30, 2024:

	Years Ended June 30,
	2025	2024
Audit fees	$193,440	$160,125
Total	$193,440	$160,125

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG, and previously Marcum for professional services for the audit of the Fund’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Fund has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended June 30, 2025, are made by the Manager’s Board of Directors and Audit Committee. From and after January 1, 2025, such determinations are made by the Board of Directors of GSOIH and the Audit Committee of GSIS.

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

10.2

Prime Broker Agreement, dated June 25, 2025, by and among the Fund, the Manager and the Prime Broker, on behalf of itself, the Custodian, and Coinbase Credit (incorporated by reference to Exhibit 99.1 of the Amendment No. 3 to the Registration Statement on Form S-3 (File No. 333-286293) filed by the Registrant on June 26, 2025).

10.3

Distribution and Marketing Agreement, dated October 3, 2022, between the Manager and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

10.4

Marketing Agent Agreement, dated as of June 25, 2025, between the Manager and the Marketing Agent (incorporated by reference to Exhibit 99.3 of the Amendment No. 3 to the Registration Statement on Form S-3 (File No. 333-286293) filed by the Registrant on June 26, 2025.

10.5	Fund Administrative and Accounting Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 6, 2025).

10.6†	Index License Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on February 4, 2022).

10.7†

Amendment No.1 to the Index License Agreement, dated June 20, 2023, between the Manager and the Index Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 23, 2023).

10.8

Amendment No. 7 to the Index License Agreement, dated June 26, 2025, between the Manager and the Index Provider (incorporated by reference to Exhibit 99.6 of the Amendment No. 3 to the Registration Statement on Form S-3 (File No. 333-286293) filed by the Registrant on June 26, 2025.

10.9	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 13, 2021).

10.10

Co-Transfer Agency Agreement, dated June 25, 2025, between the Manager and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.8 of the Amendment No. 3 to the Registration Statement on Form S-3 (File No. 333-286293) filed by the Registrant on June 26, 2025).

10.11	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

10.12	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

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

“Binance”—Binance Holdings Ltd.

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

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

“CD5”—The CoinDesk 5 Index (CD5).

“CD5 Methodology”—The criteria that a digital asset must meet to be eligible for inclusion in the CD5, as determined from time to time by the Index Provider.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Chainlink” or “LINK”—A type of digital asset based on an open-source cryptographic protocol existing on the Ethereum network.

“CME”—The Chicago Mercantile Exchange.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Covered Person”—As defined in the section “Description of the LLC Agreement—Fiduciary and Regulatory Duties of the Manager.”

“Creation Basket”—Basket of Shares issued by the Fund upon deposits of the Total Basket Amount required for each such Creation Basket.

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

“DLCS Fund Rebalancing Period”—Prior to June 5, 2025, any period during which the Manager reviews for rebalancing the Fund’s portfolio in accordance with the policies and procedures set forth in our Annual Report on Form 10-K.

“DLCS Index Components”—The digital assets that make up the DLCS.

“DLCS Index Price”— A price for a Fund Component determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

“DLCS Index Rebalancing Period”—Prior to June 5, 2025, any period during which the Index Provider reviews for rebalancing the DLCS in accordance with the policies and procedures set forth in our Annual Report on Form 10-K.

“DLCS Index Universe”—The universe of investable digital assets meeting the following criteria, (i) the digital asset must be ranked in the top 250 in the Index Provider’s Digital Asset Classification Standard (“DACS”) report, (ii) custodian services for the digital asset must be available from Coinbase Custody, a division of Coinbase Global Inc., and must be accessible to U.S. investors,(iii) the digital asset must not be a stablecoin or categorized as a meme coin as determined by the Index Provider and (iv) the digital asset must have been listed on a Constituent Trading Platform for a minimum of 30 days leading up to the DLCS Index Rebalancing Period.

“DLCS Methodology”—The criteria that a digital asset must meet to be eligible for inclusion in the DLCS, as determined from time to time by the Index Provider, prior to June 5, 2025.

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

“Forked Asset Portion”—For any Trade Date, the amount of U.S. dollars determined by dividing (x) the aggregate value in U.S. dollars of the Fund’s Forked Assets at 4:00 p.m., New York time, on such Trade Date (calculated, to the extent possible, by reference to Index Prices) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth), and multiplying such quotient by 100.

“FRA”—The Financial Reporting Authority of the Cayman Islands.

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading, Ltd.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of Grayscale Operating, LLC, which as of the date of this Annual Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Manager of the Fund, until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation formed in connection with the Reorganization which is the sole managing member of GSO, and an indirect subsidiary of DCG.

“ICE”—Intercontinental Exchange.

“Index Components”—The digital assets that make up the CD5 or, prior to June 5, 2025, the DLCS Index Components, as the context may require.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Trading Platforms trading digital assets selected by the Index Provider for calculation of the Index Prices, as amended from time to time.

“Index Price”—The U.S. dollar value of a Fund Component derived from the Digital Asset Trading Platforms that are reflected in each respective Fund Components’ CoinDesk CCIXber Reference Rate, calculated at 4:00 p.m., New York time, on each business day. Prior to July 1, 2025, “Index Price” refers to the DLCS Index Price.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the DLCS and the Index, as applicable. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Manager and the Fund and was considered a related party of the Fund.

“Index Rebalancing Period”—Any period during which the Index Provider reviews for rebalancing the CD5 in accordance with the policies and procedures set forth in this Annual Report. Prior to June 5, 2025, “Index Rebalancing Period” refers to the DLCS
Index Rebalancing Period.

“Index Universe”—The universe of investable digital assets meeting the following criteria, (i) the digital asset must be ranked in the top 250 by market capitalization, excluding stablecoins; (ii) the digital asset must be able to support an applicable index price by nature of its inclusion on a sufficient amount of digital asset trading platforms and volume metrics; (iii) the digital asset must not be a “wrapped token,” “pegged token,” or “liquid-staked asset,” a “gas-only token,” a “memecoin,” a “privacy-focused” token, each as defined by the Index Provider, or an asset that meets the definition of a security as determined by the Index Provider; and (iv) the digital asset must be listed as a USD and/or USDC pair on a minimum of three trading platforms that contribute to the applicable Index Price and such trading platform must meet the following requirements: (a) at least one listing has existed for the previous 90 days; (b) at least one digital trading platform is a Category 1 Trading Platform; and (c) there has been 30 consecutive days of non-zero volume on all three trading platforms described above. Prior to June 5, 2025, “the Index Universe” refers to the DLCS Index Universe.

“Indicative Price”—A volume-weighted average price in U.S. dollars for a Fund Component as of 4:00 p.m., New York time, for the immediately preceding 60-minute period derived from data collected from Digital Asset Trading Platforms trading such Fund Component selected by the Reference Rate Provider. Prior to July 1, 2025, all of the Digital Asset Reference Rates had been Indicative Prices.

“Investment Advisers Act”—U.S. Investment Advisers Act of 1940, as amended.

“Investment Company Act”—U.S. Investment Company Act of 1940, as amended.

“Investor”—Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IRAs”—Individual retirement accounts.

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

“LLC Act”—Limited Liability Companies Act (As Revised) of the Cayman Islands (as amended or any successor statute thereto).

“Manager”—The manager of the Fund. GSO was a co-manager of the Fund from January 1, 2025 to May 3, 2025, and GSIS was a co-manager of the Fund from January 1, 2025 to May 3, 2025 and became the sole remaining manager thereafter.

“Manager Contracts”—Certain contracts assigned by GSO pertaining to its role as Manager (as such term is defined in the LLC Agreement) of the Fund to GSIS in connection with the Reorganization.

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

“MiCA”—The Markets in Crypto-Assets Regulation, which was approved by the Parliament of the European Union in 2023.

“MSB”—A money services business.

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

“NAV Fee Basis Amount”—The amount on which the Manager’s Fee for the Fund is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Digital Assets and Determination of NAV.” For purposes of the LLC Agreement, the term Digital Asset Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Plans”—Employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Section 4975 of the Code.

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

“Share Percentage”—A fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition.

“Similar Laws”— Rules under other federal, state, local, non-U.S. or other applicable law that are similar to ERISA or Section 4975 of the Code.

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

“Tertiary Pricing Option”—The price set by the Fund’s principal market.

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

“UBTI”—Unrelated business taxable income.

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

Grayscale Investments Sponsors, LLC as Manager of Grayscale Digital Large Cap Fund LLC

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Barry Silbert
	Name:	Barry Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Member of the Board of Directors Director*

By:	/s/ Matthew Kummell
	Name:	Matthew Kummell
	Title:	Member of the Board of Directors Director*

Date: September 5, 2025

* The Registrant is a fund and the persons are signing in their capacities as officers or directors of Grayscale Investments Sponsors, LLC, the Manager of the Registrant, or directors of GSO Intermediate Holdings Corporation, the sole managing member of Grayscale Operating, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of

Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Grayscale Digital Large Cap Fund LLC (the Fund), including the schedule of investments, as of June 30, 2025, the related statements of operations, and changes in net assets for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2025, and the results of its operations and the changes in its net assets for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Fund’s auditor since 2024.

New York, New York

September 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of
Grayscale Digital Large Cap Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Grayscale Digital Large Cap Fund LLC (the “Fund”) as of June 30, 2024, and the related statements of operations and changes in net assets for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2024, and the results of its operations for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Fund’s auditor from 2018 to 2024 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York

September 6, 2024

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30,
	2025	2024
Assets:
Investments in digital assets, at fair value (cost $128,652 and $122,519 as of June 30, 2025 and 2024, respectively)	$777,222	$526,956
Total assets	$777,222	$526,956
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$777,222	$526,956
Shares issued and outstanding, no par value (unlimited Shares authorized)	15,867,400	15,867,400
Principal Market NAV per Share	$48.98	$33.21

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

SCHEDULES OF INVESTMENTS

(Amounts in thousands, except quantity of each Fund Component and percentages)

June 30, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,757.74321433	$70,994	$620,419	79.83%
Investment in Ether	35,007.73089383	17,524	88,088	11.33%
Investment in XRP	16,870,769.902426	10,165	39,140	5.04%
Investment in SOL	148,399.95605973	18,288	23,417	3.01%
Investment in ADA	10,440,402.251514	11,681	6,158	0.79%
Total Investments		$128,652	$777,222	100.00%
Net assets			$777,222	100.00%

June 30, 2024
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,990.49484890	$73,864	$370,987	70.41%
Investment in Ether	36,577.59452337	18,310	125,205	23.76%
Investment in SOL	135,348.78720949	16,294	19,574	3.71%
Investment in XRP	16,719,307.919340	9,764	7,917	1.50%
Investment in AVAX	114,955.66479380	4,287	3,273	0.62%
Total Investments		$122,519	$526,956	100.00%
Net assets			$526,956	100.00%

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended June 30,
	2025	2024	2023
Investment income:
Investment income	$-	$-	$-
Expenses:
Manager's Fee, related party	16,133	9,872	5,373
Net investment loss	(16,133)	(9,872)	(5,373)
Net realized and unrealized gain from:
Net realized gain (loss) on investments in digital assets	22,266	7,503	(18,714)
Net change in unrealized appreciation on investments in digital assets	244,133	256,693	122,867
Net realized and unrealized gain on investments	266,399	264,196	104,153
Net increase in net assets resulting from operations	$250,266	$254,324	$98,780

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended June 30,
	2025	2024	2023
Increase in net assets from operations:
Net investment loss	$(16,133)	$(9,872)	$(5,373)
Net realized gain (loss) on investments in digital assets	22,266	7,503	(18,714)
Net change in unrealized appreciation on investments in digital assets	244,133	256,693	122,867
Net increase in net assets resulting from operations	250,266	254,324	98,780
Increase in net assets from capital share transactions:
Shares issued	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-
Total increase in net assets from operations and capital share transactions	250,266	254,324	98,780
Net assets:
Beginning of year	526,956	272,632	173,852
End of year	$777,222	$526,956	$272,632
Change in Shares outstanding:
Shares outstanding at beginning of year	15,867,400	15,867,400	15,867,400
Shares issued	-	-	-
Net increase in Shares	-	-	-
Shares outstanding at end of year	15,867,400	15,867,400	15,867,400

See accompanying notes to financial statements.

GRAYSCALE DIGITAL LARGE CAP FUND LLC

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Digital Large Cap Fund LLC (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund will hold digital assets. Historically, through the period ended June 30, 2022, a digital asset had been eligible for inclusion in the Fund’s portfolio if it satisfied market capitalization, liquidity and coverage criteria as determined by the Manager (as defined below in Note 4). From July 1, 2022 through June 5, 2025, the Fund’s digital assets consisted of digital assets that comprised the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS was designed and managed by CoinDesk Indices, Inc. (the “Index Provider”). Effective June 5, 2025, the Index Provider changed the DLCS to the CoinDesk 5 Index (“CD5” or the “Index”). As a result, effective June 5, 2025, the Fund Components will consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider, as discussed in Note 4. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of June 30, 2025, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), Solana (“SOL”), XRP, and Cardano (“ADA”) (collectively, the “Fund Components”). On a quarterly basis during a period beginning 30 days before the last business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”), the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”) (in minimum baskets of 100 Shares as of June 30, 2025, referred to as “Baskets”) in connection with creations. As of June 30, 2025, the Fund did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. On October 15, 2024, NYSE Arca, Inc. (“NYSE Arca”) submitted an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to list the Shares of the Fund on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC, and the Fund makes no representation as to when or if such approval and relief will be obtained.

The Fund’s investment objective is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars and positions in digital assets as a result of a fork, airdrop or similar event through which the Fund becomes entitled to another digital asset or other property by virtue of its ownership of one or more of the digital assets it then holds (each such new asset, a “Forked Asset”).

Grayscale Investments, LLC (“GSI”) was the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”) was the co-manager of the Fund from January 1, 2025 to May 3, 2025 and is the sole remaining manager thereafter (each of GSI, GSO and GSIS, the “Manager”, as the context may require, and GSO and GSIS, together, the “Co-Managers”) are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. The Manager is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Fund. Information related to the affiliated investment products can be found on the Manager’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

Authorized Participants of the Fund are the only entities who may place orders to create or redeem Baskets. As of June 30, 2025, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Manager, was the only Authorized Participant, and was party to a participant agreement with the Manager and the Fund. As of June 30, 2025, the Fund engaged certain Authorized Participants and Liquidity Providers, and additional Authorized Participants and Liquidity Providers may be added at any time, subject to the discretion of the Manager. See Note 12. Subsequent Events for more information.

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

The administrator for the Fund (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Fund. The Administrator’s fees are paid on behalf of the Fund by the Manager.

On October 14, 2019, the Fund received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. The Fund’s trading symbol on OTCQX is “GDLC” and the CUSIP number for its Shares is G40705108. The Fund’s previous trading symbol was “GDLCF” on OTCQX and was changed to “GDLC” on April 14, 2020.

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority (the “Authority”) (reference number: 1688783). As of June 30, 2025, the Fund was registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”).

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

The Fund conducts its transactions in Fund Components, including receiving Fund Components for the creation of Shares and delivering Fund Components for the redemption of Shares and for the payment of the Manager’s Fee. As of June 30, 2025, the Fund was not accepting redemption requests from shareholders. Since its inception, the Fund has not held cash or cash equivalents. The Manager will determine the Fund’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

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

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components for Share creations and the delivery of Fund Components for Share redemptions, the payment of expenses in Fund Components or the sale of Fund Components when the Manager rebalances the Fund’s portfolio. At this time, the Fund is not accepting redemption requests. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee and selling Fund Component(s) when the Manager rebalances the Fund’s portfolio.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Investment in Bitcoin	$620,419	$620,419	$-	$-
Investment in Ether	$88,088	$88,088	$-	$-
Investment in XRP	$39,140	$39,140	$-	$-
Investment in SOL	$23,417	$23,417	$-	$-
Investment in ADA	$6,158	$6,158	$-	$-
	$777,222	$777,222	$-	$-
June 30, 2024
Assets
Investment in Bitcoin	$370,987	$370,987	$-	$-
Investment in Ether	$125,205	$125,205	$-	$-
Investment in SOL	$19,574	$19,574	$-	$-
Investment in XRP	$7,917	$7,917	$-	$-
Investment in AVAX	$3,273	$3,273	$-	$-
	$526,956	$526,956	$-	$-

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

In this reporting period, the Fund adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Fund’s financial position or the results of its operations. Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Chief Executive Officer and Chief Financial Officer of the Manager act as the Fund’s CODM. The Fund represents a single operating segment, as the CODM monitors the operating results of the Fund as a whole and the Fund’s passive investment objective is pre-determined in accordance with the terms of the LLC Agreement. The financial information in the form of the Fund’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Fund’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Manager’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

		June 30,
Fund Component	Principal Market	2025	2024	2023
Bitcoin	Crypto.com	$107,753.95	$61,929.29	$30,361.94
Ether	Crypto.com	$2,516.23	$3,423.00	$1,925.83
XRP(1)(2)	Coinbase	$2.32	$0.47	N/A
SOL(2)	Coinbase	$157.80	$144.62	$19.09
ADA(2)(3)(4)	Coinbase	$0.59	N/A	$0.29
AVAX(1)(4)(5)	Coinbase	N/A	$28.47	N/A
MATIC(1)	Coinbase	N/A	N/A	$0.66

(1)
Effective January 3, 2024, the Manager removed MATIC from the Fund’s portfolio and used the cash proceeds to purchase AVAX and XRP and adjusted the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(2)
Effective April 4, 2025, the Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP, SOL, and ADA in accordance with the Fund Construction Criteria. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(3)
Effective April 2, 2024, the Manager removed ADA from the Fund’s portfolio and used the cash proceeds to purchase the existing Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(4)
Effective January 3, 2025, the Manager removed AVAX from the Fund’s portfolio and used the cash proceeds to purchase ADA and adjusted the existing Fund Components in proportion to their respective weightings and in accordance with the DLCS Methodology. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.
(5)
Effective January 5, 2023, the Fund removed AVAX from the Fund’s portfolio and sold the AVAX holdings to purchase additional tokens of the remaining Fund Components in proportion to their respective weightings in accordance with the DLCS Methodology. See Note 4. Portfolio Rebalancing for a description of the portfolio rebalancing.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2022	6,231.43654040	$117,743
Bitcoin contributed	-	-
Net Bitcoin contributed from portfolio rebalancing	157.11106568	3,049
Bitcoin distributed for Manager's Fee, related party	(157.56894422)	(3,549)
Net change in unrealized appreciation on investment in Bitcoin	-	69,386
Net realized gain on investment in Bitcoin	-	2,556
Bitcoin balance at June 30, 2023	6,230.97866186	$189,185
Bitcoin contributed	-	-
Net Bitcoin distributed from portfolio rebalancing	(87.42054382)	(2,751)
Bitcoin distributed for Manager's Fee, related party	(153.06326914)	(6,964)
Net change in unrealized appreciation on investment in Bitcoin	-	180,523
Net realized gain on investment in Bitcoin	-	10,994
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Net Bitcoin distributed from portfolio rebalancing	(86.13516106)	(7,792)
Bitcoin distributed for Manager's Fee, related party	(146.61647351)	(12,294)
Net change in unrealized appreciation on investment in Bitcoin	-	252,302
Net realized gain on investment in Bitcoin	-	17,216
Bitcoin balance at June 30, 2025	5,757.74321433	$620,419

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2022	39,359.77040671	$40,136
Ether contributed	-	-
Net Ether contributed from portfolio rebalancing	1,087.50823575	1,095
Ether distributed for Manager's Fee, related party	(1,002.14597330)	(1,568)
Net change in unrealized appreciation on investment in Ether	-	34,695
Net realized gain on investment in Ether	-	1,606
Ether balance at June 30, 2023	39,445.13266916	$75,964
Ether contributed	-	-
Net Ether distributed from portfolio rebalancing	(1,925.59571086)	(3,779)
Ether distributed for Manager's Fee, related party	(941.94243493)	(2,337)
Net change in unrealized appreciation on investment in Ether	-	50,085
Net realized gain on investment in Ether	-	5,272
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Net Ether distributed from portfolio rebalancing	(677.32474886)	(2,176)
Ether distributed for Manager's Fee, related party	(892.53888068)	(2,404)
Net change in unrealized appreciation on investment in Ether	-	(36,331)
Net realized gain on investment in Ether	-	3,794
Ether balance at June 30, 2025	35,007.73089383	$88,088

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2022	111,216.13265694	$3,557
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	15,665.43529877	384
SOL distributed for Manager's Fee, related party	(2,965.67266480)	(73)
Net change in unrealized depreciation on investment in SOL	-	(1,186)
Net realized loss on investment in SOL	-	(316)
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	14,724.90144955	1,274
SOL distributed for Manager's Fee, related party	(3,292.00953097)	(292)
Net change in unrealized appreciation on investment in SOL	-	16,330
Net realized loss on investment in SOL	-	(104)
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	16,607.55009890	2,425
SOL distributed for Manager's Fee, related party	(3,556.38124866)	(597)
Net change in unrealized appreciation on investment in SOL	-	1,849
Net realized gain on investment in SOL	-	166
SOL balance at June 30, 2025	148,399.95605973	$23,417

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2023	-	$-
XRP contributed	-	-
Net XRP contributed from portfolio rebalancing	16,922,626.498281	9,882
XRP distributed for Manager's Fee, related party	(203,318.578941)	(111)
Net change in unrealized depreciation on investment in XRP	-	(1,847)
Net realized loss on investment in XRP	-	(7)
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
Net XRP contributed from portfolio rebalancing	573,017.276190	648
XRP distributed for Manager's Fee, related party	(421,555.293104)	(695)
Net change in unrealized appreciation on investment in XRP	-	30,822
Net realized gain on investment in XRP	-	448
XRP balance at June 30, 2025	16,870,769.902426	$39,140

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2022	10,916,582.900254	$4,803
ADA contributed	-	-
Net ADA contributed from portfolio rebalancing	559,615.581934	231
ADA distributed for Manager's Fee, related party	(281,295.930913)	(108)
Net change in unrealized depreciation on investment in ADA	-	(1,401)
Net realized loss on investment in ADA	-	(330)
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
Net ADA distributed from portfolio rebalancing	(10,984,888.769029)	(6,478)
ADA distributed for Manager's Fee, related party	(210,013.782246)	(89)
Net change in unrealized appreciation on investment in ADA	-	12,051
Net realized loss on investment in ADA	-	(8,679)
ADA balance at June 30, 2024	-	$-
ADA contributed	-	-
Net ADA distributed from portfolio rebalancing	10,568,299.628398	11,727
ADA distributed for Manager's Fee, related party	(127,897.376884)	(96)
Net change in unrealized depreciation on investment in ADA	-	(5,523)
Net realized gain on investment in ADA	-	50
ADA balance at June 30, 2025	10,440,402.251514	$6,158

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2022	-	$-
MATIC contributed	-	-
Net MATIC contributed from portfolio rebalancing	2,979,195.20726440	2,524
MATIC distributed for Manager’s Fee, related party	(53,165.59406116)	(51)
Net change in unrealized depreciation on investment in MATIC	-	(565)
Net realized gain on investment in MATIC	-	14
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
Net MATIC distributed from portfolio rebalancing	(2,887,850.26244458)	(2,486)
MATIC distributed for Manager’s Fee, related party	(38,179.35075866)	(26)
Net change in unrealized appreciation on investment in MATIC	-	565
Net realized gain on investment in MATIC	-	25
MATIC balance at June 30, 2024	-	$-

(Amounts in thousands, except DOT amounts)	Quantity	Fair Value
DOT balance at June 30, 2022	328,187.49357863	$2,235
DOT contributed	-	-
Net DOT distributed from portfolio rebalancing	(328,052.64509826)	(2,247)
DOT distributed for Manager's Fee, related party	(134.84848037)	(1)
Net change in unrealized appreciation on investment in DOT	-	5,103
Net realized loss on investment in DOT	-	(5,090)
DOT balance at June 30, 2023	-	$-

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2022	88,973.97836461	$1,445
AVAX contributed	-	-
Net AVAX distributed from portfolio rebalancing	(87,745.50702693)	(974)
AVAX distributed for Manager's Fee, related party	(1,228.47133768)	(21)
Net change in unrealized appreciation on investment in AVAX	-	6,936
Net realized loss on investment in AVAX	-	(7,386)
AVAX balance at June 30, 2023	-	$-
AVAX contributed	-	-
Net AVAX contributed from portfolio rebalancing	116,340.93500452	4,338
AVAX distributed for Manager's Fee, related party	(1,385.27021072)	(53)
Net change in unrealized depreciation on investment in AVAX	-	(1,014)
Net realized gain on investment in AVAX	-	2
AVAX balance at June 30, 2024	114,955.66479380	$3,273
AVAX contributed	-	-
Net AVAX distributed from portfolio rebalancing	(113,418.90243682)	(4,832)
AVAX distributed for Manager's Fee, related party	(1,536.76235698)	(47)
Net change in unrealized depreciation on investment in AVAX	-	1,014
Net realized gain on investment in AVAX	-	592
AVAX balance at June 30, 2025	-	$-

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
LTC balance at June 30, 2022	23,725.08718334	$1,220
LTC contributed	-	-
Net LTC distributed from portfolio rebalancing	(23,715.33881688)	(1,177)
LTC distributed for Manager's Fee, related party	(9.74836646)	(1)
Net change in unrealized appreciation on investment in LTC	-	574
Net realized loss on investment in LTC	-	(616)
LTC balance at June 30, 2023	-	$-

(Amounts in thousands, except UNI amounts)	Quantity	Fair Value
UNI balance at June 30, 2022	232,687.02308212	$1,122
UNI contributed	-	-
Net UNI distributed from portfolio rebalancing	(232,591.41465073)	(1,236)
UNI distributed for Manager's Fee, related party	(95.60843139)	-
Net change in unrealized appreciation on investment in UNI	-	3,937
Net realized loss on investment in UNI	-	(3,823)
UNI balance at June 30, 2023	-	$-

(Amounts in thousands, except LINK amounts)	Quantity	Fair Value
LINK balance at June 30, 2022	158,987.59087114	$960
LINK contributed	-	-
Net LINK distributed from portfolio rebalancing	(158,922.26469191)	(989)
LINK distributed for Manager's Fee, related party	(65.32617923)	(1)
Net change in unrealized appreciation on investment in LINK	-	3,726
Net realized loss on investment in LINK	-	(3,696)
LINK balance at June 30, 2023	-	$-

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
BCH balance at June 30, 2022	6,314.20828653	$631
BCH contributed	-	-
Net BCH distributed from portfolio rebalancing	(6,311.61385070)	(660)
BCH distributed for Manager's Fee, related party	(2.59443583)	-
Net change in unrealized appreciation on investment in BCH	-	1,662
Net realized loss on investment in BCH	-	(1,633)
BCH balance at June 30, 2023	-	$-

4. Portfolio Rebalancing

Since July 1, 2022, the Fund Components have consisted of the digital assets that make up the DLCS, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. Effective June 5, 2025, the Index Provider changed the DLCS to the CD5. As a result, effective June 5, 2025, the Fund Components will consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider. The change from DLCS to CD5 on June 5, 2025 had no impact on the Fund Components or the respective weightings.

The process followed by the Index Provider to determine the digital assets included in the CD5 and their respective weightings in the CD5 is referred to as the “CD5 Methodology.” Through the CD5 Methodology, the Fund seeks to (i) provide large-cap coverage of the digital asset market; (ii) minimize transaction costs through low turnover of the Fund’s portfolio; and (iii) create a portfolio that could be replicated through direct purchases in the Digital Asset Market.

Effective June 5, 2025, the Index Provider reviews the CD5 for rebalancing according to the CD5 Methodology quarterly during a period beginning 30 days before the last business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the CD5 Methodology to determine any changes to the Index Components and the respective weightings of the Index Components within CD5, as determined by the Index Provider based on market capitalization criteria (the “Index Weightings”), after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the CD5 and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the CD5 and should therefore be included as Fund Components, and (iii) determine how much cash and Forked Assets the Fund holds. If a Fund Component is no longer included in the CD5, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets in proportion to their respective Fund Weightings in the Fund (“Fund Weightings”) and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective weightings. The Fund Weightings of each Fund Component are generally expected to be the same as the weighting of each digital asset in the CD5 except when the Manager exercises its limited discretion to exclude one or more digital assets included in the CD5 from the Fund Components in certain rules-based circumstances, in which case the Fund Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the CD5 and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Fund Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

From and after June 5, 2025, the Manager will rebalance the Fund’s portfolio quarterly during a period beginning on the last business day of each January, April, July and October (each such period, a “Fund Rebalancing Period”). The Manager expects each Fund Rebalancing Period to last between one and five business days. The CD5, and therefore the Fund, may also be rebalanced mid-quarter, prior to the Index Rebalancing Period under extraordinary circumstances, if, for example, a digital asset is removed from the Index.

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

Effective July 1, 2022, the Fund replaced the Target Coverage Ratio Methodology with the DLCS Methodology. The change in methodology resulted in the removal of BCH, LINK, LTC, DOT, and UNI in proportion to their respective Fund Weightings on July 7, 2022 following the quarterly Fund Rebalancing Period. On July 7, 2022, the Fund recognized a realized loss of $14,895,069 in connection with the sale of 6,311.61385070 BCH, 23,715.33881688 LTC, 158,922.26469191 LINK, 232,591.41465073 UNI and 328,052.64509826 DOT, to purchase 199.83559815 Bitcoin, 1,507.83089471 Ether, 451,468.27947474 ADA, 4,253.16323862 SOL and 5,714.46623435 AVAX.

On October 4, 2022, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL, MATIC and AVAX met the inclusion criteria of the DLCS Index. On October 4, 2022, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective Fund Weightings and using the cash proceeds to purchase SOL, AVAX and MATIC. As a result, MATIC was added to the Fund. No tokens were removed from the Fund. On October 5, 2022, following the rebalancing, the Fund recognized a realized gain of $1,133,040 in connection with the sale of 98.97782869 Bitcoin, 363.52443217 Ether and 54,505.66521500 ADA, to purchase 1,776.60193605 SOL, and 3,070.74446103 AVAX and 2,879,708.35424883 MATIC.

On January 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index, but AVAX did not. On January 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling AVAX and using the cash proceeds to purchase certain amounts of the other existing Fund Components in proportion to their respective Fund Weightings following the rebalancing. As a result of the rebalancing, AVAX was removed from the Fund. On January 5, 2023, following the rebalancing, the Fund recognized a realized loss of $7,304,129 in connection with the sale of 96,557.16902347 AVAX to purchase 53.65562532 Bitcoin, 108.99277511 Ether, 133,890.68719500 ADA, 4,362.39069485 SOL, and 143.42553998 MATIC.

On April 4, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On April 4, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On April 5, 2023, following the rebalancing, the Fund recognized a realized gain of $227,762 in connection with the sale of 165.79100190 Ether to purchase 2.5976090 Bitcoin, 28,762.28047849 ADA, 5,273.27942925 SOL, and 99,343.42747559 MATIC.

On July 5, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On July 5, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On July 6, 2023, following the rebalancing, the Fund recognized a realized gain of $906,943 in connection with the sale of 645.45710183 Ether to purchase 34.54527749 Bitcoin, 81,945.38000000 ADA, 4,934.25000000 SOL, and 80,972.91000000 MATIC.

On October 3, 2023, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL and MATIC met the inclusion criteria of the DLCS Index. On October 3, 2023, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On October 4, 2023, following the rebalancing, the Fund recognized a realized gain of $149,939 in connection with the sale of 131.74000000 Ether and 9,814.74000000 MATIC to purchase 4.60330000 Bitcoin, 19,528.13080000 ADA, and 3,893.97900000 SOL.

On January 3, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, ADA, SOL, AVAX and XRP met the inclusion criteria of the DLCS Index. On January 3, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings and using the cash proceeds to purchase AVAX and XRP. As a result of the rebalancing, AVAX and XRP were added to the Fund, and MATIC was removed from the Fund. On January 4, 2024, following the rebalancing, the Fund recognized a realized gain of $7,968,963 in connection with the sale of 189.52612820 Bitcoin, 1,345.61184068 Ether, 318,034.15333200 ADA, and 2,959,008.43244458 MATIC to purchase 111.26066974 SOL, 16,538,863.15409700 XRP, and, 111,647.44818623 AVAX.

On April 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, AVAX and XRP met the inclusion criteria of the DLCS Index. On April 2, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. As a result of the rebalancing, ADA was removed from the Fund. On April 3, 2024, following the rebalancing, the Fund recognized a realized loss of $8,236,118 in connection with the sale of 10,769,799.360314 ADA to purchase 62.95700689 Bitcoin, 197.21323165 Ether, 5,785.41177981 SOL, 383,763.344184 XRP, and 4,693.48681829 AVAX.

On July 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and AVAX met the inclusion criteria of the DLCS Index. On July 2, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On July 3, 2024, following the rebalancing, the Fund recognized a realized gain of $777,961 in connection with the sale of 8.51348210 Bitcoin and 122.29384902 Ether to purchase 4,851.33537551 SOL, 4,504.89019509 AVAX, and 155,155.893956 XRP.

On October 2, 2024, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP and AVAX met the inclusion criteria of the DLCS Index. On October 2, 2024, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On October 3, 2024, following the rebalancing, the Fund recognized a realized gain of $339,366 in connection with the sale of 5.19268958 Bitcoin and 47.44601825 Ether to purchase 1,564.99954476 SOL, 3,325.36582960 AVAX, and 215,950.368619 XRP.

On January 3, 2025, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the DLCS Index. On January 3, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling AVAX and certain existing Fund Components in proportion to their respective Fund Weightings and using the cash proceeds to purchase ADA. As a result of the rebalancing, ADA was added to the Fund and AVAX was removed from the Fund. On January 4, 2025, following the rebalancing, the Fund recognized a realized gain of $6,907,147 in connection with the sale of 57.73992592 Bitcoin, 399.19145855 Ether, and 121,249.15846151 AVAX to purchase 1,551.54616083 SOL, 10,539,970.7637110 ADA, and 49,915.814935 XRP.

On April 2, 2025, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the DLCS Index. On April 2, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On of April 3, 2025, following the rebalancing, the Fund recognized a realized gain of $1,247,808 in connection with the sale of 14.68906346 Bitcoin and 108.39342304 Ether to purchase 28,328.864687 ADA, 8,639.66901780 SOL, and 151,995.198680 XRP.

5. Creations and Redemptions of Shares

At June 30, 2025 and 2024, there were an unlimited number of Shares authorized by the Fund. The Fund creates (and, should the Fund commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the Forked Asset Portion, if any, and the U.S. Dollar portion, if any. As of June 30, 2025, the amount of tokens of each Fund Component required for each Creation Basket or redemption Basket was determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0004 of one Bitcoin, 0.0022 of one Ether, 0.0094 of one SOL, 1.0632 XRP, and 0.6580 of one ADA, at June 30, 2025. Each Share represented approximately 0.0004 of one Bitcoin, 0.0023 of one Ether, 0.0085 of one SOL, 1.0537 of one XRP, and 0.0072 of one AVAX at June 30, 2024.

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

At this time, the Fund is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Manager in its sole discretion, the Fund may in the future operate a redemption program. Further, the Fund is registered and regulated as a private fund under the Private Funds Act. The Authority has supervisory and enforcement powers to ensure the Fund’s compliance with the Private Funds Act. The regulatory analysis of the Fund in the Cayman Islands will change upon the listing of the Shares on NYSE Arca and operating a redemption program. At the time of listing, the Fund intends to apply to de-register as a private fund with the Authority on the basis that the Fund will not be registrable with the Authority as an investment fund by virtue of the Shares being listed on the NYSE Arca being a recognized stock exchange by the Authority.

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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the years ended June 30, 2025 and June 30, 2024, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2025 or June 30, 2024.

7. Related Parties

The Fund considered the following entities, their directors and certain employees to be related parties of the Fund as of June 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2025 and 2024, 1,058,657 and 1,055,487 Shares of the Fund were held by related parties of the Fund, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 2.5% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Forked Assets have been distributed in payment of the Manager’s Fee during the years ended June 30, 2025, 2024 and 2023.

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

The Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets), any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”). In such circumstances, the Manager or its delegate (i) will instruct the Custodian to withdraw from the digital asset accounts Fund Components in proportion to their respective Fund Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of such asset (determined net of any associated fees) at which the Fund is able to sell such asset or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components, and/or Forked Assets in kind to the Manager, in each case in such quantity as may be necessary to permit payment of such Additional Fund Expenses.

For years ended June 30, 2025, 2024, and 2023, the Fund incurred Manager’s Fees of $16,131,655, $9,872,855 and $5,372,916, respectively. As of June 30, 2025, 2024, and 2023, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the years ended June 30, 2025, 2024, and 2023, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the Board of Directors of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2025, DCG had not purchased any Shares of the Fund.

8. Risks and Uncertainties

The Fund is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in digital assets. Investing in digital assets is currently highly speculative and volatile.

The Principal Market NAV of the Fund, calculated by reference to the principal market prices in accordance with U.S. GAAP, relates primarily to the value of the Fund Components, and fluctuations in the prices of such Fund Components could materially and adversely affect an investment in the Shares of the Fund. The prices of the Fund Components have a very limited history. During such history, the market prices of such Fund Components have been volatile and subject to influence by many factors including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Fund may experience losses. Several factors may affect the market price of the Fund Components, including, but not limited to, global supply and demand of such Fund Components, theft of such Fund Components from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

Further, Ripple Labs, Inc. (“Ripple”), the company that retains a key role in stewarding the development of XRP, is currently a defendant in a federal class-action lawsuit filed by certain XRP holders that alleges that XRP is a security issued by Ripple. In addition, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security”, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

SOL, XRP, and ADA are currently Fund Components held by the Fund representing approximately 8.84% of the Fund’s Principal Market NAV as of June 30, 2025. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

To the extent a private key, held by the Custodian, required to access a Fund Component address is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Fund may be unable to access the relevant Fund Component controlled by the private key and the private key will not be capable of being restored by the network of such Fund Component. The processes by which the Fund Component transactions are settled are dependent on the peer-to-peer network of such Fund Component, and as such, the Fund is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of the Fund Component.

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

9. Quarterly Statements of Operations

Fiscal Years Ended June 30, 2025 and 2024

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2024	Dec-31, 2024	Mar-31, 2025	Jun-30, 2025	Year Ended June 30, 2025
Expenses
Manager's Fee, related party	$3,135	$4,138	$4,414	$4,446	$16,133
Net investment loss	$(3,135)	$(4,138)	$(4,414)	$(4,446)	$(16,133)
Net realized and unrealized (loss) gain from:
Net realized gain on investments in digital assets	3,140	3,708	10,530	4,888	22,266
Net change in unrealized (depreciation) appreciation on investments in digital assets	(20,358)	232,027	(141,229)	173,693	244,133
Net realized and unrealized (loss) gain on investments	(17,218)	235,735	(130,699)	178,581	266,399
Net (decrease) increase in net assets resulting from operations	$(20,353)	$231,597	$(135,113)	$174,135	$250,266

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2023	Dec-31, 2023	Mar-31, 2024	Jun-30, 2024	Year Ended June 30, 2024
Expenses
Manager's Fee, related party	$1,584	$1,980	$2,882	$3,426	$9,872
Net investment loss	$(1,584)	$(1,980)	$(2,882)	$(3,426)	$(9,872)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investments in digital assets	1,701	1,343	10,033	(5,574)	7,503
Net change in unrealized appreciation on investments in digital assets	(32,520)	134,194	225,325	(70,306)	256,693
Net realized and unrealized (loss) gain on investments	(30,819)	135,537	235,358	(75,880)	264,196
Net (decrease) increase in net assets resulting from operations	$(32,403)	$133,557	$232,476	$(79,306)	$254,324

10. Financial Highlights Per Share Performance

	Years Ended June 30,
	2025	2024	2023
Per Share Data:
Principal Market NAV, beginning of year	$33.21	$17.18	$10.96
Net increase in net assets from investment operations
Net investment loss	(1.02)	(0.62)	(0.34)
Net realized and unrealized gain	16.79	16.65	6.56
Net increase in net assets resulting from operations	15.77	16.03	6.22
Principal Market NAV, end of year	$48.98	$33.21	$17.18
Total return	47.49%	93.31%	56.75%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

12. Subsequent Events

On July 31, 2025, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the CD5 Index. On August 1, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. As of August 1, 2025, following the rebalancing, the Fund Components consisted of 75.83% Bitcoin, 14.28% Ether, 5.99% XRP, 3.01% SOL, and 0.89% ADA, and each of the Fund’s Shares represented 0.0004 Bitcoin, 0.0022 Ether, 1.0738 XRP, 0.0098 SOL, and 0.6568 ADA.

As of the close of business on September 2, 2025, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $110,834.00 per Bitcoin, $4,274.75 per Ether, $205.50 per SOL, $2.83 per XRP and $0.82 per ADA.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.