Form 10-Q
period 2025-09-30
Grayscale CoinDesk Crypto 5 ETF
filed 2025-11-05
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42855

Grayscale CoinDesk Crypto 5 ETF

MANAGED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1406784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale CoinDesk Crypto 5 ETF Shares	GDLC	NYSE Arca, Inc.

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

Number of Shares of the registrant outstanding as of October 31, 2025: 12,337,400

Grayscale® COINDESK CRYPTO 5 ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale CoinDesk Crypto 5 ETF (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments, LLC (“GSI”), the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-manager of the Fund from January 1, 2025 to May 3, 2025 and the sole remaining manager thereafter (each of GSI, GSO and GSIS, the “Manager”, as the context may require, and GSO and GSIS, together, the “Co-Managers”), and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025 (the “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 43.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	June 30, 2025
Assets:
Investments in digital assets, at fair value (cost $113,531 and $128,652 as of September 30, 2025 and June 30, 2025, respectively)	$740,635	$777,222
Total assets	$740,635	$777,222
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$740,635	$777,222
Shares issued and outstanding, no par value (unlimited Shares authorized)	13,247,400	15,867,400
Principal Market NAV per Share	$55.91	$48.98

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

September 30, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	4,770.41691208	$62,937	$545,745	73.69%
Investment in Ether	28,941.64709820	15,396	120,444	16.26%
Investment in XRP	14,176,112.751801	9,233	40,543	5.47%
Investment in SOL	129,020.18150104	16,290	26,955	3.64%
Investment in ADA	8,670,851.304897	9,675	6,948	0.94%
Total Investments		$113,531	$740,635	100.00%
Net assets			$740,635	100.00%

June 30, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,757.74321433	$70,994	$620,419	79.83%
Investment in Ether	35,007.73089383	17,524	88,088	11.33%
Investment in XRP	16,870,769.902426	10,165	39,140	5.04%
Investment in SOL	148,399.95605973	18,288	23,417	3.01%
Investment in ADA	10,440,402.251514	11,681	6,158	0.79%
Total Investments		$128,652	$777,222	100.00%
Net assets			$777,222	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2025	2024
Investment income:
Investment income	$-	$-
Expenses:
Manager’s Fee, related party	4,972	3,135
Net investment loss	(4,972)	(3,135)
Net realized and unrealized gain (loss) from:
Net realized gain on investments in digital assets sold for rebalancing	1,648	778
Net realized gain on investments in digital assets sold to pay expenses	4,232	2,362
Net realized gain on investments in digital assets sold for redemption of Shares	128,667	-
Net change in unrealized appreciation on investments in digital assets	(21,466)	(20,358)
Net realized and unrealized gain (loss) on investments in digital assets	113,081	(17,218)
Net increase (decrease) in net assets resulting from operations	$108,109	$(20,353)

See accompanying notes to the unaudited financial statements.

grayscale COINDESK CRYPTO 5 ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(4,972)	$(3,135)
Net realized gain on investments in digital assets sold for rebalancing	1,648	778
Net realized gain on investments in digital assets sold to pay expenses	4,232	2,362
Net realized gain on investments in digital assets sold for redemption of Shares	128,667	-
Net change in unrealized appreciation on investments in digital assets	(21,466)	(20,358)
Net increase (decrease) in net assets resulting from operations	108,109	(20,353)
Decrease in net assets from capital share transactions:
Shares issued	6,432	-
Shares redeemed	(151,128)	-
Net decrease in net assets resulting from capital share transactions	(144,696)	-
Total decrease in net assets from operations and capital share transactions	(36,587)	(20,353)
Net assets:
Beginning of period	777,222	526,956
End of period	$740,635	$506,603
Change in Shares outstanding:
Shares outstanding at beginning of period	15,867,400	15,867,400
Shares issued	120,000	-
Shares redeemed	(2,740,000)	-
Net decrease in Shares	(2,620,000)	-
Shares outstanding at end of period	13,247,400	15,867,400

See accompanying notes to the unaudited financial statements.

grayscale COINDESK CRYPTO 5 ETF

STATEMENT OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

Three Months Ended September 30, 2025(1)
Cash provided by operating activities
Net increase in net assets resulting from operations	$108,109
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of digital assets(2)	$(6,401)
Proceeds from digital assets sold to pay redemptions(2)	152,692
Proceeds from digital assets sold to pay expenses	4,972
Net realized gain on digital assets sold for rebalancing	(1,648)
Net realized loss	(132,899)
Net change in unrealized appreciation on investment in digital assets	21,466
Change in operating assets and liabilities:
Manager’s Fee payable	-
Net cash provided by operating activities	$146,291

Cash used in financing activities
Proceeds from issuance of capital shares(2)	$6,401
Payments for capital shares redeemed(2)	(152,692)
Net cash used in financing activities	$(146,291)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of noncash operating activities
Transfer of digital assets to pay for Manager’s Fee	$4,972

(1)
No comparative financial statements have been provided, as the Fund did not hold any cash or cash equivalents prior to the Uplisting Date.
(2)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price for each Fund Component as defined in the LLC Agreement.

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale CoinDesk Crypto 5 ETF (formerly known as Grayscale Digital Large Cap Fund LLC) (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund holds digital assets, and from time to time, issues shares representing equal, fractional undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”). Prior to September 19, 2025, the Fund did not operate a redemption program. On September 18, 2025, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list Shares of the Fund, which began trading on NYSE Arca on September 19, 2025 (the “Uplisting Date”), following the effectiveness of the Fund’s registration statement on Form S-3, as amended (File No. 333-286293). As of the date of this Quarterly Report, the Fund is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On September 18, 2025, in connection with the approval of the Rule 19b-4 application and the effectiveness of the registration statement on Form S-3, as amended, the Manager authorized the commencement of a redemption program. Effective September 19, 2025, the Fund creates and redeems Shares at such times and for such periods as determined by the Manager, but only in one or more whole “Baskets.” A basket is equal to 10,000 Shares. The creation of a Basket requires the delivery to the Fund of the amount of Fund Components (or cash to acquire such amounts of Fund Components) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Fund of the amount of Fund Components represented by one Share immediately prior to such redemption multiplied by 10,000. The Fund may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Historically, from July 1, 2022 through June 5, 2025, the Fund’s digital assets consisted of digital assets that comprised the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS was designed and managed by CoinDesk Indices, Inc. (the “Index Provider”), as discussed in Note 4. Effective June 5, 2025, the Index Provider changed the DLCS to the CoinDesk 5 Index (“CD5” or the “Index”). As a result, effective June 5, 2025, the Fund Components will consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider, as discussed in Note 4. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of September 30, 2025, the digital assets included in the Fund’s portfolio were: Bitcoin, Ether, XRP, Solana (“SOL”), and Cardano (“ADA”) (collectively, the “Fund Components”). On a quarterly basis during a period beginning 30 days before the last business day of each January, April, July and October, (each such period, an “Index Rebalancing Period”), the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Third Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (in minimum baskets of 10,000 Shares as of September 30, 2025, referred to as “Baskets”) in connection with creations.

The Fund’s investment objective is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars.

Grayscale Investments, LLC (“GSI”) was the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Manager”) was the co-manager of the Fund from January 1, 2025 to May 3, 2025 and is the sole remaining manager thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. The Manager is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays Grayscale a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Fund. Information related to the affiliated investment products can be found on the Manager’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Prior to September 19, 2025, shares of the Fund were also registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale Bitcoin Mini Trust ETF and, as of October 29, 2025, Grayscale Solana Trust ETF.

Authorized Participants of the Fund are the only entities who may place orders to create or redeem Baskets. From October 3, 2022 to September 18, 2025, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Manager, was the only Authorized Participant, and was party to a participant agreement with the Manager and the Fund. On or after September 18, 2025, the Manager, on behalf of the Fund, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act, and the Fund has also since engaged other Authorized Participants. In connection with the entry into the Participant Agreements, as of September 18, 2025, the Manager amended, solely, with respect to the Fund, the Participant Agreement, dated as of October 3, 2022, between the Manager and Grayscale Securities, to remove the Fund as an entity covered by the Participant Agreement. Effective September 18, 2025, Grayscale Securities no longer serves as Authorized Participant of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Manager.

Liquidity Providers facilitate the purchase and sale of Fund Components in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the “Liquidity Engager,” will engage in digital asset transactions are third parties that are not affiliated with the Manager or the Fund and are not acting as agents of the Fund, the Manager, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Fund, the Manager, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Fund in the future.

Effective September 19, 2025, the Fund, the Manager and Coinbase, Inc., the prime broker of the Fund (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Fund’s and the Manager’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Manager and the Fund with respect to the Fund’s Fund Components which are held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Fund’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Fund. The Custodian is responsible for safeguarding the Fund Components held by the Fund, and holding the private key(s) that provide access to the Fund’s digital wallets and vaults.

Effective September 19, 2025, the transfer agent for the Fund (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of Shares of the Fund; (2) respond to correspondence by Fund shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Fund. Effective September 19, 2025, the co-transfer agent for the Fund (the “Co-Transfer Agent”) is Continental Stock Transfer & Trust Company.

The administrator for the Fund (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Fund. The Administrator’s fees are paid on behalf of the Fund by the Manager.

The marketing agent for the Fund (the “Marketing Agent”) is Foreside Fund Services, LLC. Effective June 25, 2025, the Marketing Agent provides the following services to the Manager: (i) assist the Manager in facilitating Participation Agreements between and among Authorized Participants, the Manager, on behalf of the Fund, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

On October 14, 2019, the Fund received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until September 19, 2025, the Fund’s trading symbol on OTCQX was “GDLC.” On September 18, 2025, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Fund. Shares of the Fund began trading on NYSE Arca on September 19, 2025, following the effectiveness of the Fund’s registration statement on Form S-3, as amended (File No. 333-286293). The Fund’s trading symbol on NYSE Arca is “GDLC” and the CUSIP number for its Shares is G40705108.

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority (the “Authority”) (reference number: 1688783). As of September 30, 2025, the Fund was registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”).

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and June 30, 2025 and results of operations for the three months ended September 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025 included in our Annual Report.

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

The Fund conducts its transactions in Fund Components, including receiving Fund Components for the creation of Shares and delivering Fund Components for the redemption of Shares and for the payment of the Manager’s Fee. As of September 30, 2025, the Fund was not accepting redemption requests from shareholders. Since its inception, the Fund has not held cash or cash equivalents. The Manager will determine the Fund’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in Bitcoin	$545,745	$545,745	$-	$-
Investment in Ether	120,444	120,444	-	-
Investment in XRP	40,543	40,543	-	-
Investment in SOL	26,955	26,955	-	-
Investment in ADA	6,948	6,948	-	-
	$740,635	$740,635	$-	$-
June 30, 2025
Assets
Investment in Bitcoin	$620,419	$620,419	$-	$-
Investment in Ether	88,088	88,088	-	-
Investment in XRP	39,140	39,140	-	-
Investment in SOL	23,417	23,417	-	-
Investment in ADA	6,158	6,158	-	-
	$777,222	$777,222	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Manager act as the Fund’s chief operating decision maker (“CODM”). The Fund represents a single operating segment, as the CODM monitors the operating results of the Fund as a whole and the Fund’s passive investment objective is pre-determined in accordance with the terms of the LLC Agreement. The financial information in the form of the Fund’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Fund’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Manager’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	September 30, 2025	June 30, 2025
Bitcoin	Crypto.com	$114,401.99	$107,753.95
Ether	Crypto.com	$4,161.61	$2,516.23
XRP	Coinbase	$2.86	$2.32
SOL	Coinbase	$208.92	$157.80
ADA	Coinbase	$0.80	$0.59

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Net Bitcoin distributed from portfolio rebalancing	(86.13516106)	(7,792)
Bitcoin distributed for Manager's Fee, related party	(146.61647351)	(12,294)
Net change in unrealized appreciation on investment in Bitcoin	-	252,302
Net realized gain on investment in Bitcoin	-	17,216
Bitcoin balance at June 30, 2025	5,757.74321433	$620,419
Bitcoin contributed	43.21575624	4,721
Bitcoin redeemed	(986.81319085)	(110,692)
Net Bitcoin distributed from portfolio rebalancing	(11.31358359)	(1,320)
Bitcoin distributed for Manager’s Fee, related party	(32.41528405)	(3,713)
Net change in unrealized appreciation on investment in Bitcoin	-	(66,617)
Net realized gain on investment in Bitcoin sold for rebalancing	-	1,181
Net realized gain on investment in Bitcoin sold to pay expenses	-	3,307
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	98,459
Bitcoin balance at September 30, 2025	4,770.41691208	$545,745

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Net Ether distributed from portfolio rebalancing	(677.32474886)	(2,176)
Ether distributed for Manager's Fee, related party	(892.53888068)	(2,404)
Net change in unrealized appreciation on investment in Ether	-	(36,331)
Net realized gain on investment in Ether	-	3,794
Ether balance at June 30, 2025	35,007.73089383	$88,088
Ether contributed	262.18571424	1,056
Ether redeemed	(5,986.89793031)	(24,862)
Net Ether distributed from portfolio rebalancing	(144.54990172)	(541)
Ether distributed for Manager’s Fee, related party	(196.82167784)	(766)
Net change in unrealized appreciation on investment in Ether	-	34,484
Net realized gain on investment in Ether sold for rebalancing	-	468
Net realized gain on investment in Ether sold to pay expenses	-	666
Net realized gain on investment in Ether sold for redemption of Shares	-	21,851
Ether balance at September 30, 2025	28,941.64709820	$120,444

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
Net XRP contributed from portfolio rebalancing	573,017.276190	648
XRP distributed for Manager's Fee, related party	(421,555.293104)	(695)
Net change in unrealized appreciation on investment in XRP	-	30,822
Net realized gain on investment in XRP	-	448
XRP balance at June 30, 2025	16,870,769.902426	$39,140
XRP contributed	128,423.038068	358
XRP redeemed	(2,932,484.796374)	(8,383)
Net XRP contributed from portfolio rebalancing	205,224.496447	629
XRP distributed for Manager’s Fee, related party	(95,819.888766)	(284)
Net change in unrealized appreciation on investment in XRP	-	2,335
Net realized gain on investment in XRP sold for rebalancing	-	-
Net realized gain on investment in XRP sold to pay expenses	-	223
Net realized gain on investment in XRP sold for redemption of Shares	-	6,525
XRP balance at September 30, 2025	14,176,112.751801	$40,543

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	16,607.55009890	2,425
SOL distributed for Manager's Fee, related party	(3,556.38124866)	(597)
Net change in unrealized appreciation on investment in SOL	-	1,849
Net realized gain on investment in SOL	-	166
SOL balance at June 30, 2025	148,399.95605973	$23,417
SOL contributed	1,168.80868332	235
SOL redeemed	(26,689.24318586)	(5,736)
Net SOL contributed from portfolio rebalancing	7,001.82661641	1,229
SOL distributed for Manager’s Fee, related party	(861.16667256)	(163)
Net change in unrealized appreciation on investment in SOL	-	5,536
Net realized loss on investment in SOL sold for rebalancing	-	(1)
Net realized gain on investment in SOL sold to pay expenses	-	55
Net realized gain on investment in SOL sold for redemption of Shares	-	2,383
SOL balance at September 30, 2025	129,020.18150104	$26,955

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2024	-	$-
ADA contributed	-	-
Net ADA contributed from portfolio rebalancing	10,568,299.628398	11,727
ADA distributed for Manager's Fee, related party	(127,897.376884)	(96)
Net change in unrealized depreciation on investment in ADA	-	(5,523)
Net realized gain on investment in ADA	-	50
ADA balance at June 30, 2025	10,440,402.251514	$6,158
ADA contributed	78,550.240584	62
ADA redeemed	(1,793,660.932427)	(1,455)
Net ADA contributed from portfolio rebalancing	4,425.609104	3
ADA distributed for Manager’s Fee, related party	(58,865.863878)	(46)
Net change in unrealized depreciation on investment in ADA	-	2,796
Net realized gain on investment in ADA sold for rebalancing	-	-
Net realized loss on investment in ADA sold to pay expenses	-	(19)
Net realized loss on investment in ADA sold for redemption of Shares	-	(551)
ADA balance at September 30, 2025	8,670,851.304897	$6,948

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2024	114,955.66479380	$3,273
AVAX contributed	-	-
Net AVAX distributed from portfolio rebalancing	(113,418.90243682)	(4,832)
AVAX distributed for Manager's Fee, related party	(1,536.76235698)	(47)
Net change in unrealized depreciation on investment in AVAX	-	1,014
Net realized gain on investment in AVAX	-	592
AVAX balance at June 30, 2025	-	$-

4. Portfolio Rebalancing

From July 1, 2022 through June 5, 2025, the Fund Components consisted of the digital assets that make up the DLCS, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. Effective June 5, 2025, the Index Provider changed the DLCS to the CD5. As a result, effective June 5, 2025, the Fund Components will consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider. The change from DLCS to CD5 on June 5, 2025 had no impact on the Fund Components or the respective weightings.

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

Effective June 5, 2025, the Index Provider reviews the CD5 for rebalancing according to the CD5 Methodology quarterly during a period beginning 30 days before the last business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the CD5 Methodology to determine any changes to the Index Components and the respective weightings of the Index Components within CD5, as determined by the Index Provider based on market capitalization criteria (the “Index Weightings”), after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the Exclusion Criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the CD5 and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the CD5 and should therefore be included as Fund Components, and (iii) determine how much cash the Fund holds. If a Fund Component is no longer included in the CD5, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets in proportion to their respective fund weightings in the Fund (“Fund Weightings”) and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Fund Weightings. The Fund Weightings of each Fund Component are generally expected to be the same as the weighting of each digital asset in the CD5 except when the Manager exercises its limited discretion to exclude one or more digital assets included in the CD5 from the Fund Components in certain rules-based circumstances, in which case the Fund Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the CD5 and not excluded through the Exclusion Criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Fund Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

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

On April 2, 2025, the Index Provider completed the quarterly rebalancing of the DLCS and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the DLCS Index. On April 2, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On April 3, 2025, following the rebalancing, the Fund recognized a realized gain of $1,247,808 in connection with the sale of 14.68906346 Bitcoin and 108.39342304 Ether to purchase 28,328.864687 ADA, 8,639.66901780 SOL, and 151,995.198680 XRP.

On July 31, 2025, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the CD5 Index. On August 1, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On August 1, 2025, following the rebalancing, the Fund recognized a realized gain of $1,646,526 in connection with the sale of 11.31358359 Bitcoin and 144.54990172 Ether to purchase 4,425.609104 ADA, 205,224.496447 XRP, and 7,001.82661641 SOL.

5. Creations and Redemptions of Shares

At September 30, 2025 and June 30, 2025, there were an unlimited number of Shares authorized by the Fund. The Fund creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the U.S. Dollar portion, if any. As of September 30, 2025, the amount of tokens of each Fund Component required for each Creation Basket or redemption Basket was determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0004 Bitcoin, 0.0022 Ether, 1.0701 XRP, 0.0097 SOL, and 0.6545 ADA at September 30, 2025. Each Share represented approximately 0.0004 Bitcoin, 0.0022 Ether, 1.0632 XRP, 0.0094 SOL, and 0.6580 ADA at June 30, 2025.

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

On October 15, 2024, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Fund on NYSE Arca. On April 1, 2025, the Manager filed with the SEC a registration statement on Form S-3, as amended through September 18, 2025, to register the Shares of the Fund under the Securities Act of 1933. On September 18, 2025, the SEC approved NYSE Arca’s 19b-4 application to list the Shares of the Fund on NYSE Arca as an exchange-traded product and on September 18, 2025, the Manager authorized the commencement of a redemption program once the registration statement on Form S-3, as amended, was declared effective.

	Three Months Ended September 30,
	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	120,000	-
Shares redeemed	(2,740,000)	-
Net Change in Number of Shares Issued and Redeemed	(2,620,000)	-

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$6,432	$-
Shares redeemed	(151,128)	-
Net Change in Value of Shares Issued and Redeemed	$(144,696)	$-

The Fund Component receivables represents the value of the Fund Components covered by contractually binding orders for the creation of Shares where the digital assets have not yet been transferred to the Fund’s accounts. Generally, ownership of the Fund Components is transferred within no more than two business days of the trade date.

As of September 30,
(Amounts in thousands)	2025	2024
Bitcoin receivable	$-	$-
Ether receivable	-	-
XRP receivable	-	-
SOL receivable	-	-
ADA receivable	-	-
AVAX receivable	-	-
Total	$-	$-

The Fund Component payables represents the value of the Fund Components covered by contractually binding orders for the redemption of Shares where the digital assets have not yet been transferred out of the Fund’s accounts. Generally, ownership of the Fund Components is transferred within no more than two business days of the trade date.

As of September 30,
(Amounts in thousands)	2025	2024
Bitcoin payable	$-	$-
Ether payable	-	-
XRP payable	-	-
SOL payable	-	-
ADA payable	-	-
AVAX payable	-	-
Total	$-	$-

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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and June 30, 2025, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or June 30, 2025.

7. Related Parties

The Fund considered the following entities, their directors, and certain employees to be related parties of the Fund as of September 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of September 30, 2025 and June 30, 2025, 1,056,457 and 1,058,657 Shares of the Fund were held by related parties of the Fund, respectively.

On September 18, 2025, the Manager entered into the Third Amended and Restated LLC Agreement in order to reduce the Manager’s Fee (as defined below) to 0.59%, effective as of the Uplisting Date. As a result, effective September 19, 2025, the Manager’s Fee was lowered from 2.5% to 0.59%. In accordance with the LLC Agreement governing the Fund, the Fund pays a fee to the Manager, calculated as 0.59% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date.

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

The Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”). In such circumstances, the Manager or its delegate (i) will instruct the Custodian to withdraw from the digital asset accounts Fund Components in proportion to their respective Fund Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of such asset (determined net of any associated fees) at which the Fund is able to sell such asset or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components in kind to the Manager, in each case in such quantity as may be necessary to permit payment of such Additional Fund Expenses.

For the three months ended September 30, 2025 and 2024, the Fund incurred Manager’s Fees of $4,972,550 and $3,133,907, respectively. As of September 30, 2025 and June 30, 2025, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three months ended September 30, 2025 and 2024, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the board of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2025, DCG had not purchased any Shares of the Fund.

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

SOL, XRP, and ADA are currently Fund Components held by the Fund representing approximately 10.05% of the Fund’s Principal Market NAV as of September 30, 2025. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$48.98	$33.21
Net increase (decrease) net assets from investment operations:
Net investment loss	(0.32)	(0.20)
Net realized and unrealized gain (loss)	7.25	(1.08)
Net increase (decrease) in net assets resulting from operations	6.93	(1.28)
Principal Market NAV, end of period	$55.91	$31.93
Total return	14.15%	-3.85%
Ratios to average net assets:
Net investment loss	-2.27%	-2.50%
Expenses	-2.27%	-2.50%

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

11. Subsequent Events

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Manager, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Manager.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Manager. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Manager, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Manager under the limited liability company agreement of the Manager. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Manager are all consolidated subsidiaries of Digital Currency Group, Inc.

The Manager does not expect the Management Reorganization to have any material impact on the operations of the Fund.

On October 31, 2025, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the CD5 Index. On October 31, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. As of November 3, 2025, following the rebalancing, the Fund Components consisted of 75.75% Bitcoin, 15.42% Ether, 4.90% XRP, 3.22% SOL, and 0.71% ADA, and each of the Fund’s Shares represented 0.0004 Bitcoin, 0.0022 Ether, 1.0833 XRP, 0.0099 SOL, and 0.6593 ADA.

As of the close of business on October 31, 2025, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $109,777.00 per Bitcoin, $3,884.40 per Ether, $188.31 per SOL, $2.54 per XRP, and $0.61 per ADA.

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. As of September 30, 2025, the Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. On September 18, 2025, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended (File No. 333-286293), the Manager authorized the commencement of a redemption program. Shares of the Fund began trading on NYSE Arca on September 19, 2025, following the effectiveness of the Fund’s registration statement on Form S-3, as amended. The Fund issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Fund Components. Through its redemption program, the Fund redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. The Fund is not managed like a business corporation or an active investment vehicle. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Historically, the Fund has not met its investment objective, and prior to their uplisting to NYSE Arca on September 19, 2025, the Shares quoted on OTCQX did not reflect the value of the digital assets held by the Fund, less the Fund’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial, although the Manager has observed that the Fund has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca.

Effective June 5, 2025, the Fund Components consist of the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”). For the period from July 1, 2024 until June 5, 2025, and the years ended June 30, 2024 and 2023, the Fund determined which Fund Components to hold pursuant to the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices. In connection with the adoption of the CD5 Methodology, as of July 1, 2025, Fund will value the Fund Components for operational purposes by reference to Index Prices. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report for additional information.

Any references in this section to the “Index Prices” subsequent to July 1, 2025 are to the Index Prices in effect following the adoption of the CD5 Methodology. Any references in this section to the “Index Prices” prior to July 1, 2025, are to the Digital Asset Reference Rates in effect prior to the adoption of the CD5 Methodology. Any references to the “Index Prices” from July 1, 2022 to June 30, 2025, are to the Digital Asset Reference Rates in effect pursuant to the former DLCS Methodology. Any references in this section to the “Index Prices” prior to July 1, 2022, are to the Digital Asset Reference Rates in effect prior to the adoption of the DLCS Methodology.

In addition, all references to the NAV and NAV per Share of the Fund for periods subsequent to July 1, 2025 in this Quarterly Report have been calculated based on the digital assets held by the Fund pursuant to the CD5 Methodology and the corresponding rebalancing of the Fund on July 31, 2025. All references to the NAV and NAV per Share of the Fund for periods from July 1, 2022 to June 30, 2025 have been calculated based on the digital assets held by the Fund pursuant to the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022. All references to the NAV and NAV per Share of the Fund for periods prior to July 1, 2022 have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology prior to the adoption of the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components by the Fund in connection with Share creations and the delivery of Fund Components by the Fund in connection with Share redemptions or for payment of expenses in Fund Components. Prior to September 19, 2025, the Fund was not accepting redemption requests, however, the Manager has since authorized the commencement of the Fund’s redemption program on September 18, 2025 in connection with the uplisting of the Shares to NYSE Arca. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee in the Fund Components.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended September 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended September 30,
	2025	2024
Net realized and unrealized gain (loss) on investments in digital assets	$113,081	$(17,218)
Net increase (decrease) in net assets resulting from operations	$108,109	$(20,353)
Net assets(1)	$740,635	$506,603
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investments in digital assets for the three months ended September 30, 2025 was $113,081, which includes a realized gain of $4,232 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $1,648 as a result of the quarterly rebalance of digital assets, a realized gain of $128,667 on the sale of digital assets to meet redemptions, and net change in unrealized appreciation on investments in digital assets of ($21,466). Net increase in net assets resulting from operations was $108,109 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $4,972. Net assets decreased to $740,635 at September 30, 2025, a 5% decrease for the three-month period. The decrease in net assets resulted from the redemption of approximately 987 Bitcoin, 5,987 Ether, 2,932,484 XRP, 26,689 SOL, and 1,793,661 ADA, with a value of $151,128 from the Fund, and the withdrawal of approximately 33 Bitcoin, 197 Ether, 95,820 XRP, 861 SOL, and 58,866 ADA to pay the foregoing Manager’s Fee, partially offset by the price depreciation of Fund Components during the period and the contribution of approximately 43 Bitcoin, 262 Ether, 128,423 XRP, 1,168 SOL, and 78,550 ADA, with a value of $6,432 to the Fund in connection with Share creations during the period.

Net realized and unrealized loss on investments in digital assets for the three months ended September 30, 2024 was ($17,218), which includes a realized gain of $2,362 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $778 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation on investments in digital assets of ($20,358). Net decrease in net assets resulting from operations was ($20,353) for the three months ended September 30, 2024, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $3,135. Net assets decreased to $506,603 at September 30, 2024, a 4% decrease for the three-month period. The decrease in net assets resulted from the price depreciation of Fund Components during the period and the withdrawal of approximately 37 Bitcoin, 228 Ether, 105,692 XRP, 878 SOL, and 748 AVAX to pay the foregoing Manager’s Fee.

Cash Resources and Liquidity

The Fund only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling Fund Components to pay Additional Fund Expenses on behalf of the Fund, the Manager endeavors to sell the exact amount of Fund Components needed to pay expenses in order to minimize the Fund’s holdings of assets other than the Fund Components. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Fund will promptly return any excess cash it continues to hold with respect to such Cash Orders to the applicable counterparty. As a consequence, the Manager expects that the Fund will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Fund is not a party to any off-balance sheet arrangements.

The Fund may also hold cash in U.S. dollars from time to time due to sales of digital assets during a Fund Rebalancing Period or contributions of cash to the Fund. The Manager does not currently expect to hold cash for a period of more than 90 days and intends to use any cash held by the Fund to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Fund Weightings during the next Fund Rebalancing Period. The foregoing notwithstanding, the Manager may, in its sole discretion, decide to cause the Fund to hold cash for longer than 90 days and to use any cash it holds for any other lawful purpose.

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Quarterly Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,
	2025	2024
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	5,758	5,990
Creations	43	-
Redemptions	(987)	-
Portfolio rebalancing(1)	(11)	(8)
Manager’s Fee, related party	(33)	(37)
Closing balance	4,770	5,945
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	4,770	5,945

Ether:
Opening balance	35,008	36,578
Creations	262	-
Redemptions	(5,987)	-
Portfolio rebalancing(1)	(144)	(123)
Manager’s Fee, related party	(197)	(228)
Closing balance	28,942	36,227
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	28,942	36,227

XRP:
Opening balance	16,870,770	16,719,308
Creations	128,423	-
Redemptions	(2,932,484)	-
Portfolio rebalancing(1)	205,224	155,156
Manager’s Fee, related party	(95,820)	(105,692)
Closing balance	14,176,113	16,768,772
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	14,176,113	16,768,772

SOL:
Opening balance	148,400	135,349
Creations	1,168	-
Redemptions	(26,689)	-
Portfolio rebalancing(1)	7,002	4,851
Manager’s Fee, related party	(861)	(878)
Closing balance	129,020	139,322
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	129,020	139,322

ADA:
Opening balance	10,440,402	-
Creations	78,550	-
Redemptions	(1,793,661)	-
Portfolio rebalancing(1)	4,426	-
Manager’s Fee, related party	(58,866)	-
Closing balance	8,670,851	-
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	8,670,851	-

AVAX:
Opening balance	-	114,956
Creations	-	-
Portfolio rebalancing(1)	-	4,505
Manager’s Fee, related party	-	(748)
Closing balance	-	118,713
Accrued but unpaid Manager’s Fee, related party	-	-
Net closing balance	-	118,713

Number of Shares:
Opening balance	15,867,400	15,867,400
Creations	120,000	-
Redemptions	(2,740,000)	-
Closing balance	13,247,400	15,867,400

	As of September 30,
	2025	2024
Prices of digital assets on principal market
Bitcoin	$114,401.99	$63,464.76
Ether	$4,161.61	$2,594.43
XRP	$2.86	$0.62
SOL	$208.92	$154.98
ADA	$0.80	N/A
AVAX	N/A	$27.93

Principal Market NAV per Share(2)	$55.91	$31.93

Index Prices(3)
Bitcoin	$114,389.86	$63,425.40
Ether	$4,161.42	$2,592.22
XRP	$2.86	$0.62
SOL	$209.01	$154.75
ADA	$0.80	N/A
AVAX	N/A	$28.02

NAV per Share(2)(3)	$55.90	$31.91

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
(3)
From July 1, 2022 to June 30, 2025, NAV per Share was calculated based on the Index Prices of the Fund Components held by the Fund pursuant to the DLCS Methodology. From and after July 1, 2025, the NAV per Share is calculated based on the Index Prices of the Fund Components held by the Fund pursuant to the CD5 Methodology. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report for additional information.

For accounting purposes prior to September 19, 2025, the Fund reflected creations and the Fund Components receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of Fund Components were received. On September 18, 2025, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended, the Manager authorized the commencement of a redemption program. Effective September 19, 2025, the date on which the Shares of the Fund began trading on NYSE Arca, the Fund reflects creations and redemptions and the Fund Components for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Fund Components for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Fund Components are delivered or removed from the Fund for settlement.

As of September 30, 2025, the Fund had a net closing balance with a value of $740,581,613, based on the Index Prices in effect under the CD5 Methodology (non-GAAP methodology). As of September 30, 2025, the Fund had a total market value of $740,634,701, based on the principal market prices of the Fund Components.

As of September 30, 2024, the Fund had a net closing balance with a value of $506,268,281, based on the Index Prices in effect under the CD5 Methodology (non-GAAP methodology). As of September 30, 2024, the Fund had a total market value of $506,602,839, based on the principal market prices of the Fund Components.

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

The Fund’s performance prior to September 19, 2025 was based on market-determined prices on the OTCQX marketplace and on the Fund’s performance without an ongoing share creation and redemption program. Prior to September 19, 2025, the Fund’s Shares traded at both premiums and discounts to the value of the Fund Components, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of September 19, 2025, the Fund established an ongoing share creation and redemption program and the Shares of the Fund were listed to NYSE Arca. Hence, the Fund’s performance for periods prior to September 19, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Fund’s performance for periods subsequent to September 19, 2025.

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to September 30, 2025. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation” in our Annual Report.

(1)
NAV per Share of the Fund prior to July 1, 2022, from July 1, 2022 through June 30, 2025, and after July 1, 2025 are not comparable due to the changes in the fund construction criteria on July 1, 2022 and July 1, 2025. From and after July 1, 2025, the NAV per Share is calculated based on the Index Prices of the Fund Components held by the Fund pursuant to the CD5 Methodology. See “Item 1. Business—Investment Objective” in our Annual Report for further details.

From and after July 1, 2025, the Fund values the Fund Components for operational purposes by reference to Index Prices. From July 1, 2022 to June 30, 2025, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. Prior to July 1, 2022, the Fund valued the Fund Components for operational purposes by reference to Digital Asset Reference Rates. As a result, the Index Prices for the digital assets described below for periods subsequent to July 1, 2025, and prior to July 1, 2022, are not directly comparable to the Digital Asset Reference Rates for such digital assets from July 1, 2022 to June 30, 2025. Accordingly, the data in the tables below is presented by reference to the Digital Asset Reference Rates or the Index Prices as relevant for the period specified therein.

Bitcoin

The following table illustrates the movements in the Index Price for Bitcoin from October 1, 2020 to September 30, 2025. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.69	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,651.65	$19,651.65
Twelve months ended September 30, 2023	$24,254.89	$31,589.40	7/13/2023	$15,786.90	11/21/2022	$27,020.35	$26,924.90
Twelve months ended September 30, 2024	$54,073.75	$73,128.99	3/13/2024	$26,684.69	10/12/2023	$63,425.40	$63,425.40
Twelve months ended September 30, 2025	$97,475.75	$122,803.49	8/13/2025	$59,482.72	10/10/2024	$114,389.86	$114,389.86
October 1, 2020 to September 30, 2025	$50,222.98	$122,803.49	8/13/2025	$10,520.62	10/2/2020	$114,389.86	$114,389.86

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from October 1, 2020 to September 30, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47
Twelve months ended September 30, 2024	$54,057.60	$73,517.19	3/13/2024	$26,698.00	10/12/2023	$63,464.76	$63,464.76
Twelve months ended September 30, 2025	$97,456.66	$122,824.79	8/13/2025	$59,670.00	10/10/2024	$114,401.99	$114,401.99
October 1, 2020 to September 30, 2025	$50,215.93	$122,824.79	8/13/2025	$10,515.13	10/2/2020	$114,401.99	$114,401.99

Ether

The following table illustrates the movements in the Index Price for Ether from October 1, 2020 to September 30, 2025. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.59	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,347.62	$1,347.62
Twelve months ended September 30, 2023	$1,626.79	$2,131.48	4/16/2023	$1,101.80	11/21/2022	$1,678.44	$1,665.27
Twelve months ended September 30, 2024	$2,759.00	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$2,592.22	$2,592.22
Twelve months ended September 30, 2025	$2,973.99	$4,833.41	8/22/2025	$1,464.86	4/8/2025	$4,161.42	$4,161.42
October 1, 2020 to September 30, 2025	$2,384.15	$4,833.41	8/22/2025	$340.74	10/6/2020	$4,161.42	$4,161.42

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from October 1, 2020 to September 30, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
Twelve months ended September 30, 2023	$1,626.78	$2,116.20	4/16/2023	$1,103.92	11/21/2022	$1,679.48	$1,665.09
Twelve months ended September 30, 2024	$2,759.50	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$2,594.43	$2,594.43
Twelve months ended September 30, 2025	$2,974.06	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$4,161.61	$4,161.61
October 1, 2020 to September 30, 2025	$2,384.31	$4,833.89	8/22/2025	$340.17	10/6/2020	$4,161.61	$4,161.61

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Index Price during the period from October 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to September 30, 2025. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2020 to January 3, 2021	$0.36	$0.71	11/24/2020	$0.21	12/30/2020	$0.23	$0.23
January 4, 2024 to September 30, 2024	$0.55	$0.73	3/11/2024	$0.43	7/5/2024	$0.62	$0.62
Twelve months ended September 30, 2025	$2.25	$3.55	7/21/2025	$0.50	11/3/2024	$2.86	$2.86
October 1, 2020 to January 3, 2021 and January 4, 2024 to September 30, 2025	$1.37	$3.55	7/21/2025	$0.21	12/30/2020	$2.86	$2.86

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from October 1, 2020 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to September 30, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2020 to January 3, 2021	$0.36	$0.71	11/24/2020	$0.21	12/29/2020	$0.23	$0.23
January 4, 2024 to September 30, 2024	$0.55	$0.73	3/11/2024	$0.43	7/5/2024	$0.62	$0.62
Twelve months ended September 30, 2025	$2.25	$3.55	7/21/2025	$0.50	11/3/2024	$2.86	$2.86
October 1, 2020 to January 3, 2021 and January 4, 2024 to September 30, 2025	$1.37	$3.55	7/21/2025	$0.21	12/29/2020	$2.86	$2.86

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2025. The Manager has not observed a material difference between the Index Price for SOL and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.64	$254.78	11/6/2021	$28.04	6/18/2022	$33.83	$33.83
Twelve months ended September 30, 2023	$20.97	$36.49	11/5/2022	$8.37	12/29/2022	$21.40	$20.26
Twelve months ended September 30, 2024	$119.86	$199.88	3/31/2024	$21.29	10/12/2023	$154.75	$154.75
Twelve months ended September 30, 2025	$178.66	$274.68	1/19/2025	$104.40	4/8/2025	$209.01	$209.01
October 1, 2021 to September 30, 2025	$105.29	$274.68	1/19/2025	$8.37	12/29/2022	$209.01	$209.01

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.65	$254.44	11/6/2021	$28.04	6/18/2022	$33.72	$33.72
Twelve months ended September 30, 2023	$20.97	$37.09	11/5/2022	$8.29	12/29/2022	$21.41	$20.24
Twelve months ended September 30, 2024	$119.84	$200.17	3/31/2024	$21.21	10/12/2023	$154.98	$154.98
Twelve months ended September 30, 2025	$178.67	$280.00	1/19/2025	$103.92	4/8/2025	$208.92	$208.92
October 1, 2021 to September 30, 2025	$105.29	$280.00	1/19/2025	$8.29	12/29/2022	$208.92	$208.92

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Index Price during the period from July 1, 2021 to April 2, 2024 (when ADA was removed from the Fund), and the period from January 4, 2025 (when ADA was subsequently re-added to the Fund) to September 30, 2025. The Manager has not observed a material difference between the Index Price for ADA and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.94	$2.99	9/3/2021	$1.08	7/20/2021	$2.10	$2.10
Twelve months ended September 30, 2022	$1.01	$2.31	10/2/2021	$0.42	7/13/2022	$0.43	$0.43
Twelve months ended September 30, 2023	$0.33	$0.45	4/16/2023	$0.24	9/11/2023	$0.25	$0.25
October 1, 2023 to April 2, 2024	$0.50	$0.77	3/11/2024	$0.24	10/12/2023	$0.59	$0.59
January 4, 2025 to September 30, 2025	$0.77	$1.15	1/17/2025	$0.53	6/22/2025	$0.80	$0.80
July 1, 2021 to April 2, 2024 and January 4, 2025 to September 30, 2025	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.80	$0.80

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, during the periods from July 1, 2021 through April 2, 2024 (when ADA was removed from the Fund) and January 4, 2025 (when ADA was subsequently re-added to the Fund) through September 30, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to September 30, 2021	$1.94	$2.99	9/3/2021	$1.08	7/20/2021	$2.10	$2.10
Twelve months ended September 30, 2022	$1.01	$2.31	10/2/2021	$0.42	7/13/2022	$0.43	$0.43
Twelve months ended September 30, 2023	$0.33	$0.45	4/16/2023	$0.24	9/11/2023	$0.25	$0.25
October 1, 2023 to April 2, 2024	$0.50	$0.77	3/11/2024	$0.24	10/12/2023	$0.59	$0.59
January 4, 2025 to September 30, 2025	$0.77	$1.16	1/17/2025	$0.52	6/22/2025	$0.80	$0.80
July 1, 2021 to April 2, 2024 and January 4, 2025 to September 30, 2025	$0.76	$2.99	9/3/2021	$0.24	9/11/2023	$0.80	$0.80

The Fund’s performance prior to September 19, 2025 is based on market-determined prices on the OTCQX marketplace and on the Fund’s performance without an ongoing share creation and redemption program. Prior to September 19, 2025, the Fund’s Shares traded at both premiums and discounts to the value of the Fund Components, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of September 19, 2025, the Fund established an ongoing share creation and redemption program and the Shares of the Fund were listed to NYSE Arca. Hence, the Fund’s performance for periods prior to September 19, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Fund’s performance for periods subsequent to September 19, 2025.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to September 18, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from September 19, 2025 to September 30, 2025 and the Fund’s NAV per Share from September 19, 2025 to September 30, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to September 18, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca and the Fund’s NAV per Share from September 19, 2025 to September 30, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that as of September 30, 2025, the Fund’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Manager of the Fund until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Fund is not a party to these proceedings, the Fund may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended June 30, 2025, as amended and supplemented from time to time.

As of the date of this Quarterly Report, the Manager does not expect the foregoing proceedings to have a material adverse effect on the Fund’s business, financial condition or results of operations.

The Manager and/or the Fund may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report, as amended and supplemented by our Current Report on Form 8-K, dated September 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Manager, on a monthly basis during the three months ended September 30, 2025:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2025 - July 31, 2025	-	$-	-	$200.0
August 1, 2025 - August 31, 2025	-	-	-	200.0
September 1, 2025 - September 30, 2025	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the board of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 31, 2025, DCG had not purchased any Shares of the Fund under this authorization.

Although the Fund does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Fund redeemed 274 Baskets (2,740,000 Shares) during the three months ended September 30, 2025:

Period	Total Number of Shares of GDLC Redeemed	Average Price Paid per Share of GDLC(1)

July 1, 2025 - July 31, 2025	-	$-
August 1, 2025 - August 31, 2025	-	-
September 1, 2025 - September 30, 2025	2,740,000	55.73
Total	2,740,000	$55.73
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price of each Fund Component, as represented by each Fund Component’s Index as of 4:00 p.m., New York time, on the valuation date. The Fund’s NAV per Share is calculated using a non-GAAP methodology where each Fund Component index price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1

Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of
Amendment No. 5 to the Registration Statement on Form S-3 (File No. 333-286293) filed with the SEC on September
18, 2025).

10.2

Transfer Agency and Service Agreement, dated September 18, 2025, between the Fund and Transfer Agent
(incorporated by reference to Exhibit 99.7 of Amendment No. 5 to the Registration Statement on Form S-3 (File No.
333-286293) filed with the SEC on September 18, 2025).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

“Additional Fund Expenses”—Together, any expenses incurred by the Fund in addition to the Manager’s Fee that are not Manager-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Fund, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Fund for services it provides to the Fund, which the Manager will pay such administrator as a Manager-paid Expense.

“AML”—Anti-money laundering.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Fund and the Manager concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer, and (ii) has entered into a Participant Agreement with the Manager and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, digital asset wallet addresses and bank accounts that are recognized by the Manager and the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Avalanche” or “AVAX”—A type of digital asset based on an open-source cryptographic protocol existing on the Avalanche network.

“Basket”—A block of 10,000 Shares.

“Basket Amount”—The sum of (x) the Fund Component Basket Amounts for all Fund Components and (y) the Cash Portion, in each case, as of such trade date.

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management
Reorganization, manages and directs the affairs of the Manager.

“Cardano” or “ADA”—A type of digital asset based on an open-source cryptographic protocol existing on the Cardano network.

“Cash Account”—The segregated account maintained by the Transfer Agent in the name of the Fund for purposes of receiving cash from Authorized Participants and Liquidity Providers in connection with creations of Shares and distributing cash to Authorized Participants and Liquidity Providers in connection with redemptions of Shares.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Fund Components. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Manager determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

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

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Creation Basket”—Basket of Shares issued by the Fund upon deposit of the Basket Amount required for each such Creation Basket.

“Custodial and Prime Broker Services”—The services of the Custodian and the Prime Broker that provide for: (i) holding of the Fund Components in the Vault Balance and the Settlement Balance; (ii) transfer of the Fund Components between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of Fund Components from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of Fund Components from the Vault Balance to a public blockchain address the Fund controls.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian for services it provides to the Fund, which the Manager shall pay to the Custodian as a Manager-paid Expense.

“CUTPA”—The Connecticut Unfair Trade Practices Act.

“DCG”—Digital Currency Group, Inc.

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Digital Asset Reference Rate”—With respect to any Fund Component as of any business day, the price in U.S. dollars of such Fund Component, as determined by reference to the Index Price or an Indicative Price reported by CoinDesk Indices, Inc. for such Fund Component as of 4:00 p.m., New York time, on any business day, from July 1, 2022, to June 30, 2025. Any references to the “Index Prices” from July 1, 2022, to June 30, 2025, are to the Digital Asset Reference Rates in effect pursuant to the former DLCS
Methodology.

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

“DLCS Index Price”—A price for a Fund Component determined by the Reference Rate Provider by further cleansing and compiling the trade data used to determine the Indicative Price in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading.

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

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of GSO.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSI”—Grayscale Investments, LLC, the Manager of the Fund until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

“Index Components”—The digital assets that make up the CD5 or, prior to June 5, 2025, the digital assets that make up the DLCS, as the context may require.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Manager governing the Manager’s use of data collected from the Digital Asset Trading Platforms trading digital assets selected by the Index Provider for calculation of the Digital Asset Index Prices, as amended from time to time.

“Index Price”—The U.S. dollar value of a Fund Component derived from the Digital Asset Trading Platforms that are reflected in each respective Fund Components’ CoinDesk CCIXber Reference Rate, calculated at 4:00 p.m., New York time, on each business day. Prior to July 1, 2025, “Index Price” refers to the DLCS Index Price.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the CD5 and the Index Prices of the underlying Fund Components, as applicable.

“Index Rebalancing Period”—Any period during which the Index Provider reviews for rebalancing the CD5 in accordance with the policies and procedures set forth in our Annual Report. Prior to June 5, 2025, “Index Rebalancing Period” refers to any period during which the Index Provider reviewed for rebalancing the DLCS.

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

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive digital assets directly from the Fund’s Vault Balance. Because In-Kind Regulatory Approval has not been obtained, at this time Shares will not be created or redeemed through In-Kind Orders.

“In-Kind Regulatory Approval”—The necessary regulatory approval to permit NYSE Arca to list the Shares of the Fund utilizing a structure that allows the Fund to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for Fund Components. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares, the Fund is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants. In light of new SEC staff orders, NYSE Arca may seek the necessary regulatory approval to amend its listing rules to permit the Fund to create and redeem Shares through In-Kind Orders. There can be no assurance as to when NYSE Arca will seek or obtain such regulatory approval, if at all.

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“KYC”—Know-your-customer.

“Liquidity Engager”—Grayscale Investments Sponsors, LLC, in its capacity of engaging one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of digital assets in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in digital assets transactions are third parties that are not affiliated with the Manager or the Fund and are not acting as agents of the Fund, the Manager, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Fund, the Manager, or any Authorized Participant.

“LLC Agreement”—The Third Amended and Restated Limited Liability Company Agreement establishing and governing the operations of the Fund, as may be amended from time to time.

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Manager, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Manager.

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

“Manager’s Fee”—A fee that accrues daily in U.S. dollars at an annual rate of 0.59% of the Fund’s NAV Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the Fund Components then held by the Fund in proportion to such Fund Components’ respective Weightings. For any day that is not a business day or in a Fund Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 0.59% of the most recently calculated NAV Fee Basis Amount of the Fund. The Manager’s Fee is payable to the Manager daily in arrears.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Manager, on behalf of the Fund dated June 25, 2025, with Foreside Fund Services, LLC.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Manager and the Transfer Agent that provides the procedures for the creation and redemption of via a Liquidity Provider.

“Polygon” or “MATIC”—A type of digital asset based on an open-source cryptographic protocol existing on the Ethereum network.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Fund, the Manager and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Fund’s and the Manager’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”—The net asset value of the Fund determined on a U.S. GAAP basis. Prior to February 7, 2024, Principal Market NAV was referred to as NAV.

“Redemption Basket”—Basket of Shares redeemed by the Fund upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

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

“Securities Act”—The Securities Act of 1933, as amended.

“Securities Exchange Act” or “Exchange Act”—The Securities Exchange Act of 1934, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Fund are credited on the Fund’s behalf.

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

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Fund, which the Manager will pay to the Transfer Agent as a Manager-paid Expense.

“Uplisting Date”—September 19, 2025, the date on which the Shares of the Fund began trading on NYSE as shares of an exchange-traded product.

“U.S.”—United States.

“U.S. dollar,” “USD” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

“Variable Fee Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the applicable Liquidity Provider.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Fund Components on the Fund’s behalf.

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

Grayscale Investments Sponsors, LLC as Manager of Grayscale CoinDesk Crypto 5 ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 5, 2025

* The Registrant is a fund and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Manager of the Registrant.