Form 10-Q
period 2025-12-31
Grayscale CoinDesk Crypto 5 ETF
filed 2026-02-05
CIK 1729997

H

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Number of Shares of the registrant outstanding as of February 2, 2026: 12,237,400

Grayscale® COINDESK CRYPTO 5 ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale CoinDesk Crypto 5 ETF (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Manager”), and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025 (the “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Manager acting on behalf of the Fund.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 46.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2025	June 30, 2025
Assets:
Investments in digital assets, at fair value (cost $195,671 and $128,652 as of December 31, 2025 and June 30, 2025, respectively)	$538,856	$777,222
Total assets	$538,856	$777,222
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$538,856	$777,222
Shares issued and outstanding, no par value (unlimited Shares authorized)	13,037,400	15,867,400
Principal Market NAV per Share	$41.33	$48.98

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

December 31, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	4,682.76511375	$128,516	$409,972	76.08%
Investment in Ether	28,345.89774990	28,246	84,242	15.63%
Investment in XRP	14,110,401.115396	13,420	25,786	4.79%
Investment in SOL	129,035.61496141	16,893	15,997	2.97%
Investment in ADA	8,587,664.532330	8,596	2,859	0.53%
Total Investments		$195,671	$538,856	100.00%
Net assets			$538,856	100.00%

June 30, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,757.74321433	$70,994	$620,419	79.83%
Investment in Ether	35,007.73089383	17,524	88,088	11.33%
Investment in XRP	16,870,769.902426	10,165	39,140	5.04%
Investment in SOL	148,399.95605973	18,288	23,417	3.01%
Investment in ADA	10,440,402.251514	11,681	6,158	0.79%
Total Investments		$128,652	$777,222	100.00%
Net assets			$777,222	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager’s Fee, related party	899	4,138	5,871	7,273
Net investment loss	(899)	(4,138)	(5,871)	(7,273)
Net realized and unrealized (loss) gain from:
Net realized gain on investments in digital assets sold for rebalancing	733	339	2,381	1,117
Net realized gain on investments in digital assets sold to pay expenses	656	3,369	4,888	5,731
Net realized gain on investments in digital assets sold for redemption of Shares	100,362	-	229,029	-
Net change in unrealized appreciation/depreciation on investments in digital assets	(283,918)	232,027	(305,384)	211,669
Net realized and unrealized (loss) gain on investments in digital assets	(182,167)	235,735	(69,086)	218,517
Net (decrease) increase in net assets resulting from operations	$(183,066)	$231,597	$(74,957)	$211,244

See accompanying notes to the unaudited financial statements.

grayscale COINDESK CRYPTO 5 ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
(Decrease) increase in net assets from operations:
Net investment loss	$(899)	$(4,138)	$(5,871)	$(7,273)
Net realized gain on investments in digital assets sold for rebalancing	733	339	2,381	1,117
Net realized gain on investments in digital assets sold to pay expenses	656	3,369	4,888	5,731
Net realized gain on investments in digital assets sold for redemption of Shares	100,362	-	229,029	-
Net change in unrealized appreciation/depreciation on investments in digital assets	(283,918)	232,027	(305,384)	211,669
Net (decrease) increase in net assets resulting from operations	(183,066)	231,597	(74,957)	211,244
Decrease in net assets from capital share transactions:
Shares issued	109,073	-	115,506	-
Shares redeemed	(127,786)	-	(278,915)	-
Net decrease in net assets resulting from capital share transactions	(18,713)	-	(163,409)	-
Total (decrease) increase in net assets from operations and capital share transactions	(201,779)	231,597	(238,366)	211,244
Net assets:
Beginning of period	740,635	506,603	777,222	526,956
End of period	$538,856	$738,200	$538,856	$738,200
Change in Shares outstanding:
Shares outstanding at beginning of period	13,247,400	15,867,400	15,867,400	15,867,400
Shares issued	2,420,000	-	2,540,000	-
Shares redeemed	(2,630,000)	-	(5,370,000)	-
Net decrease in Shares	(210,000)	-	(2,830,000)	-
Shares outstanding at end of period	13,037,400	15,867,400	13,037,400	15,867,400

See accompanying notes to the unaudited financial statements.

grayscale COINDESK CRYPTO 5 ETF

STATEMENT OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

Six Months Ended December 31, 2025(1)
Cash provided by operating activities
Net decrease in net assets resulting from operations	$(74,957)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of digital assets(2)	$(114,476)
Proceeds from digital assets sold to pay redemptions(2)	282,684
Proceeds from digital assets sold to pay expenses	5,871
Net realized gain	(236,298)
Net change in unrealized appreciation/depreciation on investment in digital assets	305,384
Change in operating assets and liabilities:
Manager’s Fee payable	-
Net cash provided by operating activities	$168,208

Cash used in financing activities
Proceeds from issuance of capital shares(2)	$114,476
Payments for capital shares redeemed(2)	(282,684)
Net cash used in financing activities	$(168,208)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of noncash operating activities
Transfer of digital assets to pay for Manager’s Fee	$5,871

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

GRAYSCALE COINDESK CRYPTO 5 ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale CoinDesk Crypto 5 ETF (formerly known as Grayscale Digital Large Cap Fund LLC) (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. In general, the Fund holds digital assets, and from time to time, issues shares representing equal, fractional undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (“Shares”). Prior to September 19, 2025, the Fund did not operate a redemption program. On September 18, 2025, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list Shares of the Fund, which began trading on NYSE Arca on September 19, 2025 (the “Uplisting Date”), following the effectiveness of the Fund’s registration statement on Form S-3, as amended (File No. 333-286293). As of the date of this Quarterly Report, the Fund is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On September 18, 2025, in connection with the approval of the Rule 19b-4 application and the effectiveness of the registration statement on Form S-3, as amended, the Manager authorized the commencement of a redemption program. Effective September 19, 2025, the Fund creates and redeems Shares at such times and for such periods as determined by the Manager (as defined below), but only in one or more whole “Baskets.” A basket is equal to 10,000 Shares. The creation of a Basket requires the delivery to the Fund of the amount of Fund Components (or cash to acquire such amounts of Fund Components) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Fund of the amount of Fund Components represented by one Share immediately prior to such redemption multiplied by 10,000. The Fund may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Historically, from July 1, 2022 through June 5, 2025, the Fund’s digital assets consisted of digital assets that comprised the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS was designed and managed by CoinDesk Indices, Inc. (the “Index Provider”), as discussed in Note 4. Effective June 5, 2025, the Index Provider changed the DLCS to the CoinDesk 5 Index (“CD5” or the “Index”). As a result, effective June 5, 2025, the Fund Components will consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider, as discussed in Note 4. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of December 31, 2025, the digital assets included in the Fund’s portfolio were: Bitcoin, Ether, XRP, Solana (“SOL”), and Cardano (“ADA”) (collectively, the “Fund Components”). On a quarterly basis during a period beginning 30 days before the last business day of each January, April, July and October, (each such period, an “Index Rebalancing Period”), the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Third Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (in minimum baskets of 10,000 Shares, referred to as “Baskets”) in connection with creations.

The Fund’s investment objective is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities.

From time to time, the Fund may hold cash in U.S. dollars.

Grayscale Investments, LLC (“GSI”) was the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”), was the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Manager”), was the co-manager of the Fund from January 1, 2025 to May 3, 2025 and is the sole remaining manager thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. The Manager is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays the Manager a Manager’s Fee as discussed in Note 7. The Manager also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Fund. Information related to the affiliated investment products can be found on the Manager’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Staking ETF, Grayscale Ethereum Staking Mini ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale Solana Staking ETF, Grayscale XRP Trust ETF, Grayscale Dogecoin Trust ETF and Grayscale Chainlink Trust ETF.

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

Liquidity Providers facilitate the purchase and sale of Fund Components in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in digital asset transactions are third parties that are not affiliated with the Manager or the Fund and are not acting as agents of the Fund, the Manager, or any Authorized Participant, and all transactions will be done on an arm’s-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Fund, the Manager, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Fund in the future.

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

On July 21, 2020, the Fund registered with the Cayman Islands Monetary Authority (the “Authority”) (reference number: 1688783). Prior to December 28, 2025, the Fund was registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”). As of December 28, 2025, the Fund’s application to de-register with the Authority was approved and the Fund was de-registered as a private fund under the Private Funds Act.

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2025 and June 30, 2025 and results of operations for the three and six months ended December 31, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025 included in our Annual Report.

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

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components for Share creations and the delivery of Fund Components for Share redemptions, or for the payment of expenses in Fund Components or the sale of Fund Components when the Manager rebalances the Fund’s portfolio. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee and selling Fund Component(s) when the Manager rebalances the Fund’s portfolio.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in Bitcoin	$409,972	$409,972	$-	$-
Investment in Ether	84,242	84,242	-	-
Investment in XRP	25,786	25,786	-	-
Investment in SOL	15,997	15,997	-	-
Investment in ADA	2,859	2,859	-	-
	$538,856	$538,856	$-	$-
June 30, 2025
Assets
Investment in Bitcoin	$620,419	$620,419	$-	$-
Investment in Ether	88,088	88,088	-	-
Investment in XRP	39,140	39,140	-	-
Investment in SOL	23,417	23,417	-	-
Investment in ADA	6,158	6,158	-	-
	$777,222	$777,222	$-	$-

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

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	December 31, 2025	June 30, 2025
Bitcoin	Crypto.com	$87,549.41	$107,753.95
Ether	Crypto.com	$2,971.94	$2,516.23
XRP	Coinbase	$1.83	$2.32
SOL	Coinbase	$123.97	$157.80
ADA	Coinbase	$0.33	$0.59

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Net Bitcoin distributed from portfolio rebalancing	(86.13516106)	(7,792)
Bitcoin distributed for Manager's Fee, related party	(146.61647351)	(12,294)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	252,302
Net realized gain on investment in Bitcoin	-	17,216
Bitcoin balance at June 30, 2025	5,757.74321433	$620,419
Bitcoin contributed	913.20050070	86,852
Bitcoin redeemed	(1,932.90428548)	(206,341)
Net Bitcoin distributed from portfolio rebalancing	(16.09552184)	(1,844)
Bitcoin distributed for Manager’s Fee, related party	(39.17879396)	(4,388)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(267,969)
Net realized gain on investment in Bitcoin sold for rebalancing	-	1,625
Net realized gain on investment in Bitcoin sold to pay expenses	-	3,828
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	177,790
Bitcoin balance at December 31, 2025	4,682.76511375	$409,972

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Net Ether distributed from portfolio rebalancing	(677.32474886)	(2,176)
Ether distributed for Manager's Fee, related party	(892.53888068)	(2,404)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(36,331)
Net realized gain on investment in Ether	-	3,794
Ether balance at June 30, 2025	35,007.73089383	$88,088
Ether contributed	5,530.62482365	17,819
Ether redeemed	(11,720.50335692)	(45,132)
Net Ether distributed from portfolio rebalancing	(234.15903875)	(889)
Ether distributed for Manager’s Fee, related party	(237.79557191)	(908)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(14,567)
Net realized gain on investment in Ether sold for rebalancing	-	757
Net realized gain on investment in Ether sold to pay expenses	-	773
Net realized gain on investment in Ether sold for redemption of Shares	-	38,301
Ether balance at December 31, 2025	28,345.89774990	$84,242

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
Net XRP contributed from portfolio rebalancing	573,017.276190	648
XRP distributed for Manager's Fee, related party	(421,555.293104)	(695)
Net change in unrealized appreciation/depreciation on investment in XRP	-	30,822
Net realized gain on investment in XRP	-	448
XRP balance at June 30, 2025	16,870,769.902426	$39,140
XRP contributed	2,743,177.580445	6,228
XRP redeemed	(5,762,940.133438)	(14,916)
Net XRP contributed from portfolio rebalancing	375,494.182667	1,061
XRP distributed for Manager’s Fee, related party	(116,100.416704)	(329)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(16,609)
Net realized loss on investment in XRP sold for rebalancing	-	-
Net realized gain on investment in XRP sold to pay expenses	-	252
Net realized gain on investment in XRP sold for redemption of Shares	-	10,959
XRP balance at December 31, 2025	14,110,401.115396	$25,786

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	16,607.55009890	2,425
SOL distributed for Manager's Fee, related party	(3,556.38124866)	(597)
Net change in unrealized appreciation/depreciation on investment in SOL	-	1,849
Net realized gain on investment in SOL	-	166
SOL balance at June 30, 2025	148,399.95605973	$23,417
SOL contributed	25,059.06566500	3,772
SOL redeemed	(52,509.68861117)	(10,074)
Net SOL contributed from portfolio rebalancing	9,132.59846607	1,630
SOL distributed for Manager’s Fee, related party	(1,046.31661822)	(192)
Net change in unrealized appreciation/depreciation on investment in SOL	-	(6,025)
Net realized loss on investment in SOL sold for rebalancing	-	(1)
Net realized gain on investment in SOL sold to pay expenses	-	60
Net realized gain on investment in SOL sold for redemption of Shares	-	3,410
SOL balance at December 31, 2025	129,035.61496141	$15,997

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2024	-	$-
ADA contributed	-	-
Net ADA contributed from portfolio rebalancing	10,568,299.628398	11,727
ADA distributed for Manager's Fee, related party	(127,897.376884)	(96)
Net change in unrealized appreciation/depreciation on investment in ADA	-	(5,523)
Net realized gain on investment in ADA	-	50
ADA balance at June 30, 2025	10,440,402.251514	$6,158
ADA contributed	1,671,370.544544	835
ADA redeemed	(3,520,724.699999)	(2,452)
Net ADA contributed from portfolio rebalancing	67,846.842523	42
ADA distributed for Manager’s Fee, related party	(71,230.406252)	(54)
Net change in unrealized appreciation/depreciation on investment in ADA	-	(214)
Net realized gain on investment in ADA sold for rebalancing	-	-
Net realized loss on investment in ADA sold to pay expenses	-	(25)
Net realized loss on investment in ADA sold for redemption of Shares	-	(1,431)
ADA balance at December 31, 2025	8,587,664.532330	$2,859

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2024	114,955.66479380	$3,273
AVAX contributed	-	-
Net AVAX distributed from portfolio rebalancing	(113,418.90243682)	(4,832)
AVAX distributed for Manager's Fee, related party	(1,536.76235698)	(47)
Net change in unrealized appreciation/depreciation on investment in AVAX	-	1,014
Net realized gain on investment in AVAX	-	592
AVAX balance at June 30, 2025	-	$-

4. Portfolio Rebalancing

From July 1, 2022 through June 5, 2025, the Fund Components consisted of the digital assets that make up the DLCS, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. Effective June 5, 2025, the Index Provider changed the DLCS to the CD5. As a result, effective June 5, 2025, the Fund Components consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider. The change from DLCS to CD5 on June 5, 2025 had no impact on the Fund Components or the respective weightings.

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

From and after June 5, 2025, the Manager rebalances the Fund’s portfolio quarterly during a period beginning on the last business day of each January, April, July and October (each such period, a “Fund Rebalancing Period”). The Manager expects each Fund Rebalancing Period to last between one and five business days. The CD5, and therefore the Fund, may also be rebalanced mid-quarter, prior to the Index Rebalancing Period under extraordinary circumstances, if, for example, a digital asset is removed from the Index.

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

On October 31, 2025, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and ADA met the inclusion criteria of the CD5 Index. On November 3, 2025, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On November 3, 2025, following the rebalancing, the Fund recognized a realized gain of $733,954 in connection with the sale of 4.78193825 Bitcoin and 89.60913703 Ether to purchase 63,421.233419 ADA, 170,269.686220 XRP, and 2,130.77184966 SOL.

5. Creations and Redemptions of Shares

At December 31, 2025 and June 30, 2025, there were an unlimited number of Shares authorized by the Fund. The Fund creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each Creation Basket or Redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0004 Bitcoin, 0.0022 Ether, 1.0823 XRP, 0.0099 SOL, and 0.6587 ADA at December 31, 2025. Each Share represented approximately 0.0004 Bitcoin, 0.0022 Ether, 1.0632 XRP, 0.0094 SOL, and 0.6580 ADA at June 30, 2025.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,420,000	-	2,540,000	-
Shares redeemed	(2,630,000)	-	(5,370,000)	-
Net Change in Number of Shares Issued and Redeemed	(210,000)	-	(2,830,000)	-

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2025	2024	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$109,073	$-	$115,506	$-
Shares redeemed	(127,786)	-	(278,915)	-
Net Change in Value of Shares Issued and Redeemed	$(18,713)	$-	$(163,409)	$-

The Fund Component receivables represents the value of the Fund Components covered by contractually binding orders for the creation of Shares where the digital assets have not yet been transferred to the Fund’s accounts. Generally, ownership of the Fund Components is transferred within no more than two business days of the trade date.

As of December 31,
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

As of December 31,
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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended December 31, 2025 and June 30, 2025, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025 or June 30, 2025.

7. Related Parties

The Fund considered the following entities, their directors, and certain employees to be related parties of the Fund as of December 31, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of December 31, 2025 and June 30, 2025, 937,593 and 1,058,657 Shares of the Fund were held by related parties of the Fund, respectively.

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

As partial consideration for receipt of the Manager’s Fee, the Manager shall assume and pay all fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including marketing fees; the administrator fee, if any; custodian fees; transfer agent fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to any other regulatory requirements in the Cayman Islands; printing and mailing costs; the costs of maintaining the Fund’s website and applicable license fees (together, the “Manager-paid Expenses”).

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

For the three months ended December 31, 2025 and 2024, the Fund incurred Manager’s Fees of $897,681 and $4,138,136, respectively. For the six months ended December 31, 2025 and 2024, the Fund incurred Manager’s Fees of $5,870,231 and $7,272,043, respectively. As of December 31, 2025 and June 30, 2025, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and six months ended December 31, 2025 and 2024, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the board of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2025, DCG had not purchased any Shares of the Fund.

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

Fund Components SOL, XRP, and ADA represented approximately 8.28% of the Fund’s Principal Market NAV as of December 31, 2025. If a Fund Component is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for such Fund Component.

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

9. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$55.91	$31.93	$48.98	$33.21
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.07)	(0.26)	(0.41)	(0.46)
Net realized and unrealized (loss) gain	(14.51)	14.85	(7.24)	13.77
Net (decrease) increase in net assets resulting from operations	(14.58)	14.59	(7.65)	13.31
Principal Market NAV, end of period	$41.33	$46.52	$41.33	$46.52
Total return	-26.08%	45.69%	-15.62%	40.08%
Ratios to average net assets:
Net investment loss	-0.59%	-2.50%	-1.58%	-2.50%
Expenses	-0.59%	-2.50%	-1.58%	-2.50%

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

11. Subsequent Events

On January 30, 2026, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and BNB (“BNB”) met the inclusion criteria of the CD5 Index. On January 30, 2026, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling ADA and certain existing Fund Components in proportion to their respective Fund Weightings and using the cash proceeds to purchase BNB. As a result of the rebalancing, BNB was added to the Fund and ADA was removed from the Fund. As of February 2, 2026, following the rebalancing, the Fund Components consisted of 74.21% Bitcoin, 13.34% Ether, 4.97% BNB, 4.68% XRP, and 2.80% SOL, and each of the Fund’s Shares represented 0.0003 Bitcoin, 0.0021 Ether, 0.0023 BNB, 1.0420 XRP, and 0.0097 SOL.

BNB

BNB is a digital asset that is created and transmitted through the operations of the peer-to-peer BNB Smart Chain, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the BNB Smart Chain, the infrastructure of which is collectively maintained by a decentralized user base. The BNB Smart Chain allows people to exchange tokens of value, called BNB, which are recorded on a public transaction ledger known as a blockchain. BNB can be used to pay for goods and services, including computational power on the BNB Smart Chain, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the BNB Smart Chain was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than BNB on the BNB Smart Chain. Smart contract operations are executed on the BNB Smart Chain in exchange for payment of BNB. The BNB Smart Chain is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

As of the close of business on February 2, 2026, the fair value of each Fund Component, determined in accordance with the Fund’s accounting policy, was $77,957.99 per Bitcoin, $2,320.42 per Ether, $768.80 per BNB, $1.61 per XRP, and $103.75 per SOL.

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. As of December 31, 2025, the Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. On September 18, 2025, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended (File No. 333-286293), the Manager authorized the commencement of a redemption program. Shares of the Fund began trading on NYSE Arca on September 19, 2025, following the effectiveness of the Fund’s registration statement on Form S-3, as amended. The Fund issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Fund Components. Through its redemption program, the Fund redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. The Fund is not managed like a business corporation or an active investment vehicle. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Historically, the Fund has not met its investment objective and, prior to their uplisting to NYSE Arca on September 19, 2025, the Shares quoted on OTCQX did not reflect the value of the digital assets held by the Fund, less the Fund’s expenses and other liabilities, but instead traded at both premiums and discounts to such value, which at times were substantial, although the Manager has observed that the Fund has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca.

Effective June 5, 2025, the Fund Components consist of the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”). For the period from July 1, 2024 until June 5, 2025, and the years ended June 30, 2024 and 2023, the Fund determined which Fund Components to hold pursuant to the DLCS Methodology. Prior to the adoption of the DLCS Methodology, the Digital Asset Reference Rates used to value the Fund Components were Index Prices. In connection with the adoption of the CD5 Methodology, as of July 1, 2025, Fund values the Fund Components for operational purposes by reference to Index Prices. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report for additional information.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net realized and unrealized (loss) gain on investments in digital assets	$(182,167)	$235,735	$(69,086)	$218,517
Net (decrease) increase in net assets resulting from operations	$(183,066)	$231,597	$(74,957)	$211,244
Net assets(1)	$538,856	$738,200	$538,856	$738,200
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investments in digital assets for the three months ended December 31, 2025 was ($182,167), which includes a realized gain of $656 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $733 as a result of the quarterly rebalance of digital assets, a realized gain of $100,362 on the sale of digital assets to meet redemptions, and net change in unrealized appreciation/depreciation on investments in digital assets of ($283,918). Net decrease in net assets resulting from operations was ($183,066) for the three months ended December 31, 2025, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $899. Net assets decreased to $538,856 at December 31, 2025, a 27% decrease for the three-month period. The decrease in net assets resulted from the price depreciation of Fund Components during the period, the redemption of approximately 946 Bitcoin, 5,734 Ether, 2,830,456 XRP, 25,821 SOL, and 1,727,064 ADA, with a value of $127,786 from the Fund, and the withdrawal of approximately 6 Bitcoin, 41 Ether, 20,281 XRP, 185 SOL, and 12,365 ADA to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 870 Bitcoin, 5,269 Ether, 2,614,755 XRP, 23,891 SOL, and 1,592,821 ADA, with a value of $109,073 to the Fund in connection with Share creations during the period.

Net realized and unrealized gain on investments in digital assets for the three months ended December 31, 2024 was $235,735, which includes a realized gain of $3,369 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $339 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation/depreciation on investments in digital assets of $232,027. Net increase in net assets resulting from operations was $231,597 for the three months ended December 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $4,138. Net assets increased to $738,200 at December 31, 2024, a 46% increase for the three-month period. The increase in net assets primarily resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 37 Bitcoin, 227 Ether, 882 SOL, 106,374 XRP, and 764 AVAX to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the six months ended December 31, 2025 was ($69,086), which includes a realized gain of $4,888 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $2,381 as a result of the quarterly rebalance of digital assets, a realized gain of $229,029 on the sale of digital assets to meet redemptions, and net change in unrealized appreciation/depreciation on investments in digital assets of ($305,384). Net decrease in net assets resulting from operations was ($74,957) for the six months ended December 31, 2025, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $5,871. Net assets decreased to $538,856 at December 31, 2025, a 31% decrease for the six-month period. The decrease in net assets resulted from the price depreciation of Fund Components during the period, the redemption of approximately 1,933 Bitcoin, 11,721 Ether, 5,762,940 XRP, 52,510 SOL, and 3,520,725 ADA, with a value of $278,915 from the Fund, and the withdrawal of approximately 39 Bitcoin, 238 Ether, 116,101 XRP, 1,046 SOL, and 71,230 ADA to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 913 Bitcoin, 5,531 Ether, 2,743,178 XRP, 25,059 SOL, and 1,671,371 ADA, with a value of $115,506 to the Fund in connection with Share creations during the period.

Net realized and unrealized gain on investments in digital assets for the six months ended December 31, 2024 was $218,517, which includes a realized gain of $5,731 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $1,117 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation/depreciation on investments in digital assets of $211,669. Net increase in net assets resulting from operations was $211,244 for the six months ended December 31, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $7,273. Net assets increased to $738,200 at December 31, 2024, a 40% increase for the six-month period. The increase in net assets resulted from the price appreciation of Fund Components during the period, partially offset by the withdrawal of approximately 74 Bitcoin, 455 Ether, 1,760 SOL, 212,066 XRP, and 1,512 AVAX to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(All Fund Component balances are rounded to the nearest whole number)
Bitcoin:
Opening balance	4,770	5,945	5,758	5,990
Creations	870	-	913	-
Redemptions	(946)	-	(1,933)	-
Portfolio rebalancing(1)	(5)	(5)	(16)	(13)
Manager’s Fee, related party	(6)	(37)	(39)	(74)
Closing balance	4,683	5,903	4,683	5,903
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	4,683	5,903	4,683	5,903

Ether:
Opening balance	28,942	36,227	35,008	36,578
Creations	5,269	-	5,531	-
Redemptions	(5,734)	-	(11,721)	-
Portfolio rebalancing(1)	(90)	(47)	(234)	(170)
Manager’s Fee, related party	(41)	(227)	(238)	(455)
Closing balance	28,346	35,953	28,346	35,953
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	28,346	35,953	28,346	35,953

XRP:
Opening balance	14,176,113	16,768,772	16,870,770	16,719,308
Creations	2,614,755	-	2,743,178	-
Redemptions	(2,830,456)	-	(5,762,940)	-
Portfolio rebalancing(1)	170,270	215,950	375,494	371,106
Manager’s Fee, related party	(20,281)	(106,374)	(116,101)	(212,066)
Closing balance	14,110,401	16,878,348	14,110,401	16,878,348
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	14,110,401	16,878,348	14,110,401	16,878,348

SOL:
Opening balance	129,020	139,322	148,400	135,349
Creations	23,891	-	25,059	-
Redemptions	(25,821)	-	(52,510)	-
Portfolio rebalancing(1)	2,131	1,565	9,133	6,416
Manager’s Fee, related party	(185)	(882)	(1,046)	(1,760)
Closing balance	129,036	140,005	129,036	140,005
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	129,036	140,005	129,036	140,005

ADA:
Opening balance	8,670,851	-	10,440,402	-
Creations	1,592,821	-	1,671,371	-
Redemptions	(1,727,064)	-	(3,520,725)	-
Portfolio rebalancing(1)	63,422	-	67,847	-
Manager’s Fee, related party	(12,365)	-	(71,230)	-
Closing balance	8,587,665	-	8,587,665	-
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	8,587,665	-	8,587,665	-

AVAX:
Opening balance	-	118,713	-	114,956
Creations	-	-	-	-
Portfolio rebalancing(1)	-	3,325	-	7,830
Manager’s Fee, related party	-	(764)	-	(1,512)
Closing balance	-	121,274	-	121,274
Accrued but unpaid Manager’s Fee, related party	-	-	-	-
Net closing balance	-	121,274	-	121,274

Number of Shares:
Opening balance	13,247,400	15,867,400	15,867,400	15,867,400
Creations	2,420,000	-	2,540,000	-
Redemptions	(2,630,000)	-	(5,370,000)	-
Closing balance	13,037,400	15,867,400	13,037,400	15,867,400

	As of December 31,
	2025	2024
Prices of digital assets on principal market
Bitcoin	$87,549.41	$93,390.22
Ether	$2,971.94	$3,340.40
XRP	$1.83	$2.10
SOL	$123.97	$193.69
ADA	$0.33	N/A
AVAX	N/A	$35.81

Principal Market NAV per Share(2)	$41.33	$46.52

Index Prices(3)
Bitcoin	$87,540.90	$93,696.34
Ether	$2,971.54	$3,345.15
XRP	$1.83	$2.10
SOL	$124.02	$194.02
ADA	$0.33	N/A
AVAX	N/A	$35.92

NAV per Share(2)(3)	$41.33	$46.65

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

As of December 31, 2025, the Fund had a net closing balance with a value of $538,817,540, based on the Index Prices in effect under the CD5 Methodology (non-GAAP methodology). As of December 31, 2025, the Fund had a total market value of $538,856,356, based on the principal market prices of the Fund Components.

As of December 31, 2024, the Fund had a net closing balance with a value of $740,237,525, based on the Index Prices in effect under the CD5 Methodology (non-GAAP methodology). As of December 31, 2024, the Fund had a total market value of $738,200,454, based on the principal market prices of the Fund Components.

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

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to December 31, 2025. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation” in our Annual Report.

Movement in the NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)(1)
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Feb-18
May-18
Jul-18
Oct-18
Jan-19
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
Apr-21
Jul-21
Oct-21
Jan-22
Apr-22
Jul-22
Oct-22
Jan-23
Apr-23
Jul-23
Oct-23
Jan-24
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
NAV per Share (Non-GAAP)
Principal Market NAV per Share

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

Bitcoin

The following table illustrates the movements in the Index Price for Bitcoin from January 1, 2021 to December 31, 2025. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
Twelve months ended December 31, 2022	$28,194.51	$47,980.44	3/28/2022	$15,786.90	11/21/2022	$16,557.57	$16,536.90
Twelve months ended December 31, 2023	$28,831.30	$44,172.36	12/8/2023	$16,607.22	1/1/2023	$42,565.26	$42,020.70
Twelve months ended December 31, 2024	$65,940.60	$106,559.08	12/17/2024	$39,181.63	1/23/2024	$93,696.34	$93,696.34
Twelve months ended December 31, 2025	$101,596.29	$125,475.85	10/6/2025	$76,690.09	4/8/2025	$87,540.90	$87,540.90
January 1, 2021 to December 31, 2025	$54,402.94	$125,475.85	10/6/2025	$15,786.90	11/21/2022	$87,540.90	$87,540.90

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from January 1, 2021 to December 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
Twelve months ended December 31, 2022	$28,194.16	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,556.29	$16,561.21
Twelve months ended December 31, 2023	$28,836.18	$44,422.02	12/8/2023	$16,599.24	1/1/2023	$42,533.28	$42,014.39
Twelve months ended December 31, 2024	$65,911.03	$106,726.24	12/17/2024	$39,120.89	1/23/2024	$93,390.22	$93,390.22
Twelve months ended December 31, 2025	$101,586.58	$125,492.00	10/6/2025	$76,751.40	4/8/2025	$87,549.41	$87,549.41
January 1, 2021 to December 31, 2025	$54,396.04	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$87,549.41	$87,549.41

Ether

The following table illustrates the movements in the Index Price for Ether from January 1, 2021 to December 31, 2025. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
Twelve months ended December 31, 2022	$1,987.71	$3,816.94	1/4/2022	$913.51	6/18/2022	$1,201.84	$1,195.54
Twelve months ended December 31, 2023	$1,793.88	$2,363.91	12/10/2023	$1,202.23	1/1/2023	$2,284.21	$2,306.41
Twelve months ended December 31, 2024	$3,041.86	$4,070.55	12/6/2024	$2,193.71	1/23/2024	$3,345.15	$3,345.15
Twelve months ended December 31, 2025	$3,063.25	$4,833.41	8/22/2025	$1,464.86	4/8/2025	$2,971.54	$2,971.54
January 1, 2021 to December 31, 2025	$2,532.79	$4,833.41	8/22/2025	$731.87	1/1/2021	$2,971.54	$2,971.54

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from January 1, 2021 to December 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
Twelve months ended December 31, 2022	$1,987.98	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,201.33	$1,196.81
Twelve months ended December 31, 2023	$1,793.98	$2,376.20	12/10/2023	$1,200.85	1/1/2023	$2,281.10	$2,304.67
Twelve months ended December 31, 2024	$3,042.34	$4,053.28	12/6/2024	$2,197.00	1/23/2024	$3,340.40	$3,340.40
Twelve months ended December 31, 2025	$3,063.21	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$2,971.94	$2,971.94
January 1, 2021 to December 31, 2025	$2,532.96	$4,833.89	8/22/2025	$731.87	1/1/2021	$2,971.94	$2,971.94

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Index Price during the period from January 1, 2021 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to December 31, 2025. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
January 1, 2021 to January 3, 2021	$0.23	$0.24	1/1/2021	$0.22	1/2/2021	$0.23	$0.23
January 4, 2024 to December 31, 2024	$0.74	$2.75	12/2/2024	$0.43	7/5/2024	$2.10	$2.10
Twelve months ended December 31, 2025	$2.50	$3.55	7/21/2025	$1.80	12/18/2025	$1.83	$1.83
January 1, 2021 to January 3, 2021 and January 4, 2024 to December 31, 2025	$1.61	$3.55	7/21/2025	$0.22	1/2/2021	$1.83	$1.83

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from January 1, 2021 to January 3, 2021 and during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to December 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
January 1, 2021 to January 3, 2021	$0.23	$0.24	1/1/2021	$0.22	1/2/2021	$0.23	$0.23
January 4, 2024 to December 31, 2024	$0.74	$2.72	12/2/2024	$0.43	7/5/2024	$2.10	$2.10
Twelve months ended December 31, 2025	$2.50	$3.55	7/21/2025	$1.80	12/18/2025	$1.83	$1.83
January 1, 2021 to January 3, 2021 and January 4, 2024 to December 31, 2025	$1.61	$3.55	7/21/2025	$0.22	1/2/2021	$1.83	$1.83

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to December 31, 2025. The Manager has not observed a material difference between the Index Price for SOL and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.72	$254.78	11/6/2021	$141.71	10/11/2021	$168.22	$168.22
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.37	12/29/2022	$10.06	$9.93
Twelve months ended December 31, 2023	$29.28	$119.18	12/25/2023	$9.98	1/1/2023	$104.34	$105.08
Twelve months ended December 31, 2024	$155.18	$255.13	11/21/2024	$81.41	1/23/2024	$194.02	$194.02
Twelve months ended December 31, 2025	$169.91	$274.68	1/19/2025	$104.40	4/8/2025	$124.02	$124.02
October 1, 2021 to December 31, 2025	$108.51	$274.68	1/19/2025	$8.37	12/29/2022	$124.02	$124.02

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from October 1, 2021 to December 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to December 31, 2021	$193.73	$254.44	11/6/2021	$141.68	10/11/2021	$168.25	$168.25
Twelve months ended December 31, 2022	$58.07	$177.75	1/1/2022	$8.29	12/29/2022	$10.09	$9.86
Twelve months ended December 31, 2023	$29.28	$119.79	12/25/2023	$9.97	1/1/2023	$104.79	$104.82
Twelve months ended December 31, 2024	$155.17	$255.75	11/23/2024	$81.17	1/23/2024	$193.69	$193.69
Twelve months ended December 31, 2025	$169.90	$280.00	1/19/2025	$103.92	4/8/2025	$123.97	$123.97
October 1, 2021 to December 31, 2025	$108.51	$280.00	1/19/2025	$8.29	12/29/2022	$123.97	$123.97

Cardano

Effective July 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase ADA in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Index Price during the period from July 1, 2021 to April 2, 2024 (when ADA was removed from the Fund), and the period from January 4, 2025 (when ADA was subsequently re-added to the Fund) to December 31, 2025. The Manager has not observed a material difference between the Index Price for ADA and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/2021	$1.08	7/20/2021	$1.29	$1.29
Twelve months ended December 31, 2022	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	$0.24
Twelve months ended December 31, 2023	$0.35	$0.64	12/13/2023	$0.24	9/11/2023	$0.60	$0.61
January 1, 2024 to April 2, 2024	$0.59	$0.77	3/11/2024	$0.47	1/25/2024	$0.59	$0.59
January 4, 2025 to December 31, 2025	$0.71	$1.15	1/17/2025	$0.33	12/31/2025	$0.33	$0.33
July 1, 2021 to April 2, 2024 and January 4, 2025 to December 31, 2025	$0.74	$2.99	9/3/2021	$0.24	9/11/2023	$0.33	$0.33

The following table illustrates the movements in the Digital Asset Market price of ADA, as reported on the Fund’s principal market for ADA, during the periods from July 1, 2021 through April 2, 2024 (when ADA was removed from the Fund) and January 4, 2025 (when ADA was subsequently re-added to the Fund) through December 31, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 1, 2021 to December 31, 2021	$1.87	$2.99	9/3/2021	$1.08	7/20/2021	$1.29	$1.29
Twelve months ended December 31, 2022	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	$0.25
Twelve months ended December 31, 2023	$0.35	$0.64	12/14/2023	$0.24	9/11/2023	$0.60	$0.60
January 1, 2024 to April 2, 2024	$0.59	$0.77	3/11/2024	$0.47	1/23/2024	$0.59	$0.59
January 4, 2025 to December 31, 2025	$0.71	$1.16	1/17/2025	$0.33	12/31/2025	$0.33	$0.33
July 1, 2021 to April 2, 2024 and January 4, 2025 to December 31, 2025	$0.74	$2.99	9/3/2021	$0.24	9/11/2023	$0.33	$0.33

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

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from September 19, 2025 to December 31, 2025 and the Fund’s NAV per Share from September 19, 2025 to December 31, 2025.

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

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca and the Fund’s NAV per Share from September 19, 2025 to December 31, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that as of December 31, 2025, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Manager, on a monthly basis during the three months ended December 31, 2025:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2025 - October 31, 2025	-	$-	-	$200.0
November 1, 2025 - November 30, 2025	-	-	-	200.0
December 1, 2025 - December 31, 2025	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the board of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 2, 2026, DCG had not purchased any Shares of the Fund under this authorization.

Although the Fund does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Fund redeemed 263 Baskets (2,630,000 Shares) during the three months ended December 31, 2025:

Period	Total Number of Shares of GDLC Redeemed	Average Price Paid per Share of GDLC(1)

October 1, 2025 - October 31, 2025	1,360,000	$56.51
November 1, 2025 - November 30, 2025	1,000,000	41.59
December 1, 2025 - December 31, 2025	270,000	42.75
Total	2,630,000	$49.43
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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

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

“BNB”—BNB tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the BNB Smart Chain, comprising units that constitute the assets underlying the Trust’s Shares.

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

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Co-Transfer Agent”—Continental Stock Transfer & Trust Company.

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

“Custodial Entities”—The Prime Broker, together with the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Fund, which the Manager shall pay to the Custodian and the Prime Broker as a Manager-paid Expense.

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

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSI until December 31, 2024 and GSO thereafter, which served as the Authorized Participant from October 3, 2022 through September 18, 2025.

“GSI”—Grayscale Investments, LLC, the Manager of the Fund until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

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

“Index Price”—The U.S. dollar value of a Fund Component derived from the Digital Asset Trading Platforms that are reflected in each respective Fund Components’ CoinDesk Benchmark Rate (formerly known as the CoinDesk CCIXber Reference Rate), calculated at 4:00 p.m., New York time, on each business day. Prior to July 1, 2025, “Index Price” refers to the DLCS Index Price.

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

“Manager” or “Co-Manager”—The manager of the Fund. Grayscale Investments, LLC was the manager of the Fund before January 1, 2025, Grayscale Operating, LLC was a co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-manager of the Fund from January 1, 2025 to May 3, 2025 and became the sole remaining manager thereafter.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Manager and the Transfer Agent that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

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

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Manager, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and the OTCQX Best Market® of OTC Markets Group Inc.

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

“Uplisting Date”—September 19, 2025, the date on which the Shares of the Fund began trading on NYSE Arca as shares of an exchange-traded product.

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

Date: February 5, 2026

* The Registrant is a fund and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Manager of the Registrant.