Form 10-Q
period 2026-03-31
Grayscale CoinDesk Crypto 5 ETF
filed 2026-05-05
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of Shares of the registrant outstanding as of April 30, 2026: 12,257,400

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 37.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	June 30, 2025
Assets:
Investments in digital assets, at fair value (cost $193,850 and $128,652 as of March 31, 2026 and June 30, 2025, respectively)	$379,061	$777,222
Total assets	$379,061	$777,222
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$379,061	$777,222
Shares issued and outstanding, no par value (unlimited Shares authorized)	12,177,400	15,867,400
Principal Market NAV per Share	$31.13	$48.98

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

March 31, 2026
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	4,162.23696381	$116,675	$282,222	74.45%
Investment in Ether	25,143.27702952	25,440	52,681	13.90%
Investment in BNB	28,266.14271314	24,226	17,385	4.59%
Investment in XRP	12,677,040.435184	12,145	17,037	4.49%
Investment in SOL	117,876.66538356	15,364	9,736	2.57%
Total Investments		$193,850	$379,061	100.00%
Net assets			$379,061	100.00%

June 30, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,757.74321433	$70,994	$620,419	79.83%
Investment in Ether	35,007.73089383	17,524	88,088	11.33%
Investment in XRP	16,870,769.902426	10,165	39,140	5.04%
Investment in SOL	148,399.95605973	18,288	23,417	3.01%
Investment in ADA	10,440,402.251514	11,681	6,158	0.79%
Total Investments		$128,652	$777,222	100.00%
Net assets			$777,222	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Manager’s Fee, related party	638	4,414	6,509	11,687
Net investment loss	(638)	(4,414)	(6,509)	(11,687)
Net realized and unrealized (loss) gain from:
Net realized gain on investments in digital assets sold for rebalancing	8,643	6,905	11,024	8,022
Net realized gain on investments in digital assets sold to pay expenses	361	3,625	5,249	9,356
Net realized gain on investments in digital assets sold for redemption of Shares	25,401	-	254,430	-
Net change in unrealized appreciation/depreciation on investments in digital assets	(157,975)	(141,229)	(463,359)	70,440
Net realized and unrealized (loss) gain on investments in digital assets	(123,570)	(130,699)	(192,656)	87,818
Net (decrease) increase in net assets resulting from operations	$(124,208)	$(135,113)	$(199,165)	$76,131

See accompanying notes to the unaudited financial statements.

grayscale COINDESK CRYPTO 5 ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment loss	$(638)	$(4,414)	$(6,509)	$(11,687)
Net realized gain on investments in digital assets sold for rebalancing	8,643	6,905	11,024	8,022
Net realized gain on investments in digital assets sold to pay expenses	361	3,625	5,249	9,356
Net realized gain on investments in digital assets sold for redemption of Shares	25,401	-	254,430	-
Net change in unrealized appreciation/depreciation on investments in digital assets	(157,975)	(141,229)	(463,359)	70,440
Net (decrease) increase in net assets resulting from operations	(124,208)	(135,113)	(199,165)	76,131
Decrease in net assets from capital share transactions:
Shares issued	5,429	-	120,935	-
Shares redeemed	(41,016)	-	(319,931)	-
Net decrease in net assets resulting from capital share transactions	(35,587)	-	(198,996)	-
Total (decrease) increase in net assets from operations and capital share transactions	(159,795)	(135,113)	(398,161)	76,131
Net assets:
Beginning of period	538,856	738,200	777,222	526,956
End of period	$379,061	$603,087	$379,061	$603,087
Change in Shares outstanding:
Shares outstanding at beginning of period	13,037,400	15,867,400	15,867,400	15,867,400
Shares issued	170,000	-	2,710,000	-
Shares redeemed	(1,030,000)	-	(6,400,000)	-
Net decrease in Shares	(860,000)	-	(3,690,000)	-
Shares outstanding at end of period	12,177,400	15,867,400	12,177,400	15,867,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale CoinDesk Crypto 5 ETF (formerly known as Grayscale Digital Large Cap Fund LLC) (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. The Fund’s investment objective is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities. The Fund issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for the Fund Components.

The Fund’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on September 18, 2025 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GDLC” on September 18, 2025 (the “Uplisting Date”).

Historically, from July 1, 2022 through June 5, 2025, the Fund’s digital assets consisted of digital assets that comprised the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS was designed and managed by CoinDesk Indices, Inc. (the “Index Provider”), as discussed in Note 4. Effective June 5, 2025, the Index Provider changed the DLCS to the CoinDesk 5 Index (“CD5” or the “Index”). As a result, effective June 5, 2025, the Fund Components will consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider, as discussed in Note 4. At the inception of the Fund, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), XRP, Bitcoin Cash (“BCH”) and Litecoin (“LTC”). As of March 31, 2026, the digital assets included in the Fund’s portfolio were: Bitcoin, Ether, XRP, Solana (“SOL”), and BNB (collectively, the “Fund Components”). On a quarterly basis during a period beginning 30 days before the last business day of each January, April, July and October, (each such period, an “Index Rebalancing Period”), the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Third Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (in minimum baskets of 10,000 Shares, referred to as “Baskets”) in connection with creations.

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

Liquidity Providers facilitate the purchase and sale of Fund Components in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in digital asset transactions are third parties that are not affiliated with the Manager or the Fund and are not acting as agents of the Fund, the Manager, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Fund, the Manager, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Fund in the future.

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Fund, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Manager and the Fund with respect to the Fund’s Fund Components which are held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Fund’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Fund. The Custodian is responsible for safeguarding the Fund Components held by the Fund, and holding the private key(s) that provide access to the Fund’s digital wallets and vaults.

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

The marketing agent for the Fund (the “Marketing Agent”) is Foreside Fund Services, LLC. Effective June 25, 2025, the Marketing Agent provides the following services to the Manager: (i) assist the Manager in facilitating Participant Agreements between and among Authorized Participants, the Manager, on behalf of the Fund, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

On October 14, 2019, the Fund received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until September 19, 2025, the Fund’s trading symbol on OTCQX was “GDLC.” On September 19, 2025, Shares of the Fund began trading on NYSE Arca following the effectiveness of the Fund’s registration statement on Form S-3, as amended (File No. 333-286293). The Fund’s trading symbol on NYSE Arca is “GDLC” and the CUSIP number for its Shares is G40705108.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and June 30, 2025 and results of operations for the three and nine months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Fund:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Fund qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act of 1940, as amended (the, “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in Bitcoin	$282,222	$282,222	$-	$-
Investment in Ether	52,681	52,681	-	-
Investment in BNB	17,385	-	17,385	-
Investment in XRP	17,037	17,037	-	-
Investment in SOL	9,736	9,736	-	-
	$379,061	$361,676	$17,385	$-

June 30, 2025
Assets
Investment in Bitcoin	$620,419	$620,419	$-	$-
Investment in Ether	88,088	88,088	-	-
Investment in XRP	39,140	39,140	-	-
Investment in SOL	23,417	23,417	-	-
Investment in ADA	6,158	6,158	-	-
	$777,222	$777,222	$-	$-

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

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	March 31, 2026	June 30, 2025
Bitcoin	Crypto.com	$67,805.29	$107,753.95
Ether	Crypto.com	$2,095.22	$2,516.23
BNB	Coinbase	$615.07	N/A
XRP	Coinbase	$1.34	$2.32
SOL	Coinbase	$82.60	$157.80
ADA	Coinbase	N/A	$0.59

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Net Bitcoin distributed from portfolio rebalancing	(71.44609760)	(6,522)
Bitcoin distributed for Manager's Fee, related party	(110.61384743)	(8,745)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	110,127
Net realized gain on investment in Bitcoin	-	13,023
Bitcoin balance at March 31, 2025	5,808.43490387	$478,870

Bitcoin balance at June 30, 2025	5,757.74321433	$620,419
Bitcoin contributed	971.33089253	90,892
Bitcoin redeemed	(2,298.84799174)	(237,358)
Net Bitcoin distributed from portfolio rebalancing	(222.57283957)	(19,098)
Bitcoin distributed for Manager’s Fee, related party	(45.41631174)	(4,868)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(383,879)
Net realized gain on investment in Bitcoin sold for rebalancing	-	13,214
Net realized gain on investment in Bitcoin sold to pay expenses	-	4,135
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	198,765
Bitcoin balance at March 31, 2026	4,162.23696381	$282,222

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Net Ether distributed from portfolio rebalancing	(568.93132582)	(1,971)
Ether distributed for Manager's Fee, related party	(673.63622212)	(1,923)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(60,014)
Net realized gain on investment in Ether	-	3,272
Ether balance at March 31, 2025	35,335.02697543	$64,569

Ether balance at June 30, 2025	35,007.73089383	$88,088
Ether contributed	5,881.77941317	18,554
Ether redeemed	(13,934.67015328)	(51,305)
Net Ether distributed from portfolio rebalancing	(1,536.05859680)	(4,364)
Ether distributed for Manager’s Fee, related party	(275.50452740)	(999)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(43,323)
Net realized gain on investment in Ether sold for rebalancing	-	2,936
Net realized gain on investment in Ether sold to pay expenses	-	827
Net realized gain on investment in Ether sold for redemption of Shares	-	42,267
Ether balance at March 31, 2026	25,143.27702952	$52,681

(Amounts in thousands, except BNB amounts)	Quantity	Fair Value
BNB balance at June 30, 2025	-	$-
BNB contributed	394.76007745	251
BNB redeeemd	(534.31174458)	(350)
BNB contributed from portfolio rebalancing	28,432.04456228	24,458
BNB distributed for Manager’s Fee, related party	(26.35018201)	(17)
Net change in unrealized appreciation/depreciation on investment in BNB	-	(6,841)
Net realized loss on investment in BNB sold to pay expenses		(6)
Net realized loss on investment in BNB sold for redemption of Shares	-	(110)
BNB balance at March 31, 2026	28,266.14271314	$17,385

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
Net XRP contributed from portfolio rebalancing	421,022.077510	322
XRP distributed for Manager's Fee, related party	(316,090.677749)	(462)
Net change in unrealized appreciation/depreciation on investment in XRP	-	27,110
Net realized gain on investment in XRP	-	276
XRP balance at March 31, 2025	16,824,239.31910100	$35,163

XRP balance at June 30, 2025	16,870,769.902426	$39,140
XRP contributed	2,920,226.882813	6,485
XRP redeemed	(6,868,178.924188)	(16,980)
Net XRP contributed from portfolio rebalancing	(110,755.761849)	219
XRP distributed for Manager’s Fee, related party	(135,021.664018)	(360)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(24,084)
Net realized gain on investment in XRP sold for rebalancing	-	379
Net realized gain on investment in XRP sold to pay expenses	-	265
Net realized gain on investment in XRP sold for redemption of Shares	-	11,973
XRP balance at March 31, 2026	12,677,040.435184	$17,037

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	7,967.88108110	1,296
SOL distributed for Manager's Fee, related party	(2,629.68580533)	(458)
Net change in unrealized appreciation/depreciation on investment in SOL	-	(2,929)
Net realized gain on investment in SOL	-	135
SOL balance at March 31, 2025	140,686.98248526	$17,618

SOL balance at June 30, 2025	148,399.95605973	$23,417
SOL contributed	26,705.34689249	3,919
SOL redeemed	(62,653.62035952)	(11,292)
Net SOL contributed from portfolio rebalancing	6,646.14548444	1,340
SOL distributed for Manager’s Fee, related party	(1,221.16269358)	(210)
Net change in unrealized appreciation/depreciation on investment in SOL	-	(10,756)
Net realized loss on investment in SOL sold for rebalancing	-	(37)
Net realized gain on investment in SOL sold to pay expenses	-	56
Net realized gain on investment in SOL sold for redemption of Shares	-	3,299
SOL balance at March 31, 2026	117,876.66538356	$9,736

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2024	-	$-
ADA contributed	-	-
Net ADA contributed from portfolio rebalancing	10,539,970.763711	11,707
ADA distributed for Manager's Fee, related party	(62,622.055000)	(52)
Net change in unrealized appreciation/depreciation on investment in ADA	-	(4,868)
Net realized gain on investment in ADA	-	80
ADA balance at March 31, 2025	10,477,348.70871100	$6,867

ADA balance at June 30, 2025	10,440,402.251514	$6,158
ADA contributed	1,671,370.544544	834
ADA redeemed	(4,047,532.126307)	(2,646)
Net ADA distributed from portfolio rebalancing	(7,988,687.039545)	(2,555)
ADA distributed for Manager’s Fee, related party	(75,553.630206)	(55)
Net change in unrealized appreciation/depreciation on investment in ADA	-	5,524
Net realized loss on investment in ADA sold for rebalancing	-	(5,468)
Net realized loss on investment in ADA sold to pay expenses	-	(28)
Net realized loss on investment in ADA sold for redemption of Shares	-	(1,764)
ADA balance at March 31, 2026	-	-

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

On January 30, 2026, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and BNB met the inclusion criteria of the CD5 Index. On February 2, 2026, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by selling the existing Fund Components in proportion to their respective Fund Weightings and using the cash proceeds to purchase BNB. As a result of the rebalancing, BNB was added to the Fund and ADA was removed from the Fund. On February 2, 2026, following the rebalancing, the Fund recognized a realized gain of $8,641,398 in connection with the sale of 206.47731773 Bitcoin, 1,301.89955805 Ether, 486,249.944516 XRP, 2,486.45298163 SOL, and 8,056,533.882068 ADA to purchase 28,432.04456228 BNB.

5. Creations and Redemptions of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each Creation Basket or Redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0003 Bitcoin, 0.0021 Ether, 1.0410 XRP, 0.0097 SOL, and 0.0023 BNB at March 31, 2026. Each Share represented approximately 0.0004 Bitcoin, 0.0022 Ether, 1.0632 XRP, 0.0094 SOL, and 0.6580 ADA at June 30, 2025. The decrease in the amount of Fund Components represented by each Share is primarily a result of the periodic withdrawal of Fund Components to pay the Manager’s Fee.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	170,000	-	2,710,000	-
Shares redeemed	(1,030,000)	-	(6,400,000)	-
Net Change in Number of Shares Issued and Redeemed	(860,000)	-	(3,690,000)	-

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$5,429	$-	$120,935	$-
Shares redeemed	(41,016)	-	(319,931)	-
Net Change in Value of Shares Issued and Redeemed	$(35,587)	$-	$(198,996)	$-

The Fund Component receivables represents the value of the Fund Components covered by contractually binding orders for the creation of Shares where the digital assets have not yet been transferred to the Fund’s accounts. Generally, ownership of the Fund Components is transferred within no more than two business days of the trade date.

As of March 31,
(Amounts in thousands)	2026	2025
Bitcoin receivable	$-	$-
Ether receivable	-	-
BNB receivable	-	-
XRP receivable	-	-
SOL receivable	-	-
ADA receivable	-	-
Total	$-	$-

The Fund Component payables represents the value of the Fund Components covered by contractually binding orders for the redemption of Shares where the digital assets have not yet been transferred out of the Fund’s accounts. Generally, ownership of the Fund Components is transferred within no more than two business days of the trade date.

As of March 31,
(Amounts in thousands)	2026	2025
Bitcoin payable	$-	$-
Ether payable	-	-
BNB payable	-	-
XRP payable	-	-
SOL payable	-	-
ADA payable	-	-
Total	$-	$-

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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and June 30, 2025, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or June 30, 2025.

7. Related Parties

The Fund considered the following entities, their directors, and certain employees to be related parties of the Fund as of March 31, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of March 31, 2026 and June 30, 2025, 833,446 and 1,058,657 Shares of the Fund were held by related parties of the Fund, respectively.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred Manager’s Fees of $638,999 and $4,416,098, respectively. For the nine months ended March 31, 2026 and 2025, the Fund incurred Manager’s Fees of $6,509,230 and $11,688,141, respectively. As of March 31, 2026 and June 30, 2025, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three and nine months ended March 31, 2026 and 2025, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the board of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2026, DCG had not purchased any Shares of the Fund.

8. Concentration Risk

The Fund’s investment portfolio is concentrated in the Fund Components, and its net asset value and results of operations are directly affected by the price of the Fund Components, which have historically been highly volatile. As a result, the Fund may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Fund to risks specific to the Fund Components and their supporting infrastructures, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of the Fund Components.

9. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$41.33	$46.52	$48.98	$33.21
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.05)	(0.28)	(0.48)	(0.74)
Net realized and unrealized (loss) gain	(10.15)	(8.23)	(17.37)	5.54
Net (decrease) increase in net assets resulting from operations	(10.20)	(8.51)	(17.85)	4.80
Principal Market NAV, end of period	$31.13	$38.01	$31.13	$38.01
Total return	-24.68%	-18.29%	-36.44%	14.45%
Ratios to average net assets:
Net investment loss	-0.59%	-2.50%	-1.36%	-2.50%
Expenses	-0.59%	-2.50%	-1.36%	-2.50%

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

11. Subsequent Events

Quarterly Rebalance

On April 30, 2026, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and BNB met the inclusion criteria of the CD5 Index. On April 30, 2026, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling certain existing Fund Components in proportion to their respective Fund Weightings. As a result of the rebalancing, no new tokens were added to or removed from the Fund. As of May 1, 2026, following the rebalancing, the Fund Components consisted of 75.99% Bitcoin, 13.47% Ether, 4.16% XRP, 4.04% BNB, and 2.34% SOL, and each of the Fund’s Shares represented 0.0003 Bitcoin, 0.0021 Ether, 1.0505 XRP, 0.0023 BNB, and 0.0098 SOL.

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Manager and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Manager, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Manager, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Manager, the Board of Managers of the Manager consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Manager under the amended and restated limited liability company agreement of the Manager.

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. As of March 31, 2026, the Fund holds Fund Components and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Fund Components. On September 18, 2025, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, the Manager authorized the commencement of a redemption program. Shares of the Fund began trading on NYSE Arca on September 19, 2025, following the effectiveness of the Fund’s registration statement on Form S-3. The Fund issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Fund Components. Through its redemption program, the Fund redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Index Prices (or Digital Asset Reference Rates, prior to July 1, 2025) and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. The Fund is not managed like a business corporation or an active investment vehicle. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investments in digital assets	$(123,570)	$(130,699)	$(192,656)	$87,818
Net (decrease) increase in net assets resulting from operations	$(124,208)	$(135,113)	$(199,165)	$76,131
Net assets(1)	$379,061	$603,087	$379,061	$603,087
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investments in digital assets for the three months ended March 31, 2026 was ($123,570), which includes a realized gain of $361 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $8,643 as a result of the quarterly rebalance of digital assets, a realized gain of $25,401 on the sale of digital assets to meet redemptions, and net change in unrealized appreciation/depreciation on investments in digital assets of ($157,975). Net decrease in net assets resulting from operations was ($124,208) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $638. Net assets decreased to $379,061 at March 31, 2026, a 30% decrease for the three-month period. The decrease in net assets resulted from the price depreciation of Fund Components during the period, the redemption of approximately 366 Bitcoin, 2,214 Ether, 1,105,239 XRP, 10,144 SOL, 526,807 ADA and 534 BNB, with a value of $41,016 from the Fund, and the withdrawal of approximately 6 Bitcoin, 38 Ether, 18,921 XRP, 175 SOL, 4,323 ADA, and 26 BNB to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 58 Bitcoin, 351 Ether, 177,049 XRP, 1,646 SOL, and 395 BNB, with a value of $5,429 to the Fund in connection with Share creations during the period.

Net realized and unrealized loss on investments in digital assets for the three months ended March 31, 2025 was ($130,699), which includes a realized gain of $3,625 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $6,905 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation/depreciation on investments in digital assets of ($141,229). Net decrease in net assets resulting from operations was ($135,113) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $4,414. Net assets decreased to $603,087 at March 31, 2025, an 18% decrease for the three-month period. The decrease in net assets primarily resulted from the price depreciation of Fund Components during the period and the withdrawal of approximately 36 Bitcoin, 219 Ether, 870 SOL, 104,025 XRP, 25 AVAX, and 62,622 ADA to pay the foregoing Manager’s Fee.

Net realized and unrealized loss on investments in digital assets for the nine months ended March 31, 2026 was ($192,656), which includes a realized gain of $5,249 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $11,024 as a result of the quarterly rebalance of digital assets, a realized gain of $254,430 on the sale of digital assets to meet redemptions, and net change in unrealized appreciation/depreciation on investments in digital assets of ($463,359). Net decrease in net assets resulting from operations was ($199,165) for the nine months ended March 31, 2026, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $6,509. Net assets decreased to $379,061 at March 31, 2026, a 51% decrease for the nine-month period. The decrease in net assets resulted from the price depreciation of Fund Components during the period, the redemption of approximately 2,299 Bitcoin, 13,935 Ether, 6,868,179 XRP, 62,654 SOL, 4,047,532 ADA and 534 BNB, with a value of $319,931 from the Fund, and the withdrawal of approximately 45 Bitcoin, 276 Ether, 135,022 XRP, 1,221 SOL, 75,554 ADA, and 26 BNB to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 971 Bitcoin, 5,882 Ether, 2,920,227 XRP, 26,705 SOL, 1,671,371 ADA and 395 BNB, with a value of $120,935 to the Fund in connection with Share creations during the period.

Net realized and unrealized gain on investments in digital assets for the nine months ended March 31, 2025 was $87,818, which includes a realized gain of $9,356 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $8,022 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation/depreciation on investments in digital assets of $70,440. Net increase in net assets resulting from operations was $76,131 for the nine months ended March 31, 2025, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $11,687. Net assets increased to $603,087 at March 31, 2025, a 14% increase for the nine-month period. The increase in net assets primarily resulted from the pricing trends in Fund Components during the nine months ended March 31, 2025, partially offset by the withdrawal of approximately 110 Bitcoin, 674 Ether, 2,630 SOL, 316,091 XRP, 1,537 AVAX, and 62,622 ADA to pay the foregoing Manager’s Fee.

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

Selected Operating Data

	As of March 31,
	2026	2025
Prices of digital assets on principal market
Bitcoin	$67,805.29	$82,443.85
Ether	$2,095.22	$1,827.33
BNB	$615.07	N/A
XRP	$1.34	$2.09
SOL	$82.60	$125.23
ADA	N/A	$0.66

Principal Market NAV per Share(1)	$31.13	$38.01

Principal Market NAV(1)	$379,061,325	$603,086,237

Index Prices
Bitcoin	$67,790.15	$82,895.81
Ether	$2,094.87	$1,834.87
BNB	$615.21	N/A
XRP	$1.34	$2.11
SOL	$82.63	$125.76
ADA	N/A	$0.66

NAV per Share(2)	$31.12	$38.22

NAV(2)	$378,997,357	$606,422,450

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

The Fund reflects creations and redemptions and the Fund Components for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Fund Components for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Fund Components are delivered or removed from the Fund for settlement.

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

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to March 31, 2026. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation” in our Annual Report.

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
Mar-26
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

Bitcoin

The following table illustrates the movements in the Index Price for Bitcoin from April 1, 2021 to March 31, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$46,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,646.21	$46,425.74	4/3/2022	$15,786.90	11/21/2022	$28,399.13	$28,399.13
Twelve months ended March 31, 2024	$36,451.58	$73,128.99	3/13/2024	$25,061.89	9/11/2023	$70,948.73	$70,771.38
Twelve months ended March 31, 2025	$75,810.86	$106,559.08	12/17/2024	$53,112.80	8/5/2024	$82,895.81	$82,895.81
Twelve months ended March 31, 2026	$97,418.66	$125,475.85	10/6/2025	$63,638.89	2/5/2026	$67,790.15	$67,790.15
April 1, 2021 to March 31, 2026	$55,944.88	$125,475.85	10/6/2025	$15,786.90	11/21/2022	$67,790.15	$67,790.15

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from April 1, 2021 to March 31, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79
Twelve months ended March 31, 2024	$36,445.22	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$71,026.32	$70,840.97
Twelve months ended March 31, 2025	$75,777.36	$106,726.24	12/17/2024	$53,469.64	8/5/2024	$82,443.85	$82,443.85
Twelve months ended March 31, 2026	$97,424.25	$125,492.00	10/6/2025	$63,643.03	2/5/2026	$67,805.29	$67,805.29
April 1, 2021 to March 31, 2026	$55,938.17	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$67,805.29	$67,805.29

Ether

The following table illustrates the movements in the Index Price for Ether from April 1, 2021 to March 31, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
Twelve months ended March 31, 2023	$1,655.11	$3,492.35	4/4/2022	$913.51	6/18/2022	$1,824.28	$1,824.28
Twelve months ended March 31, 2024	$2,123.31	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$3,632.98	$3,568.89
Twelve months ended March 31, 2025	$2,982.51	$4,070.55	12/6/2024	$1,817.56	3/29/2025	$1,834.87	$1,834.87
Twelve months ended March 31, 2026	$2,996.63	$4,833.41	8/22/2025	$1,464.86	4/8/2025	$2,094.87	$2,094.87
April 1, 2021 to March 31, 2026	$2,575.39	$4,833.41	8/22/2025	$913.51	6/18/2022	$2,094.87	$2,094.87

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from April 1, 2021 to March 31, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
Twelve months ended March 31, 2023	$1,655.32	$3,493.00	4/4/2022	$913.24	6/18/2022	$1,828.98	$1,828.98
Twelve months ended March 31, 2024	$2,123.33	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,637.95	$3,564.53
Twelve months ended March 31, 2025	$2,982.76	$4,053.28	12/6/2024	$1,813.87	3/30/2025	$1,827.33	$1,827.33
Twelve months ended March 31, 2026	$2,996.93	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$2,095.22	$2,095.22
April 1, 2021 to March 31, 2026	$2,575.57	$4,833.89	8/22/2025	$913.24	6/18/2022	$2,095.22	$2,095.22

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Index Price during the period from January 4, 2024 (when XRP was re-added to the Fund) to March 31, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
January 4, 2024 to March 31, 2024	$0.58	$0.73	3/11/2024	$0.50	2/2/2024	$0.63	$0.63
Twelve months ended March 31, 2025	$1.23	$3.29	1/16/2025	$0.43	7/5/2024	$2.11	$2.11
Twelve months ended March 31, 2026	$2.26	$3.55	7/21/2025	$1.19	2/5/2026	$1.34	$1.34
January 4, 2024 to March 31, 2026	$1.62	$3.55	7/21/2025	$0.43	7/5/2024	$1.34	$1.34

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from January 4, 2024 (when XRP was re-added to the Fund) to March 31, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
January 4, 2024 to March 31, 2024	$0.58	$0.73	3/11/2024	$0.50	2/2/2024	$0.63	$0.63
Twelve months ended March 31, 2025	$1.23	$3.29	1/16/2025	$0.43	7/5/2024	$2.09	$2.09
Twelve months ended March 31, 2026	$2.26	$3.55	7/21/2025	$1.19	2/5/2026	$1.34	$1.34
January 4, 2024 to March 31, 2026	$1.62	$3.55	7/21/2025	$0.43	7/5/2024	$1.34	$1.34

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to March 31, 2026. The Manager has not observed a material difference between the Index Price for SOL and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.38	$254.78	11/6/2021	$79.97	3/14/2022	$123.03	$123.03
Twelve months ended March 31, 2023	$36.62	$137.47	4/1/2022	$8.37	12/29/2022	$20.91	$20.91
Twelve months ended March 31, 2024	$54.63	$199.88	3/31/2024	$14.73	6/15/2023	$199.88	$186.48
Twelve months ended March 31, 2025	$169.19	$274.68	1/19/2025	$118.17	3/10/2025	$125.76	$125.76
Twelve months ended March 31, 2026	$150.83	$248.49	9/18/2025	$76.85	2/12/2026	$82.63	$82.63
October 1, 2021 to March 31, 2026	$108.17	$274.68	1/19/2025	$8.37	12/29/2022	$82.63	$82.63

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from October 1, 2021 to March 31, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to March 31, 2022	$151.39	$254.44	11/6/2021	$79.97	3/14/2022	$122.97	$122.97
Twelve months ended March 31, 2023	$36.62	$137.51	4/1/2022	$8.29	12/29/2022	$20.98	$20.98
Twelve months ended March 31, 2024	$54.61	$200.17	3/31/2024	$14.76	6/15/2023	$200.17	$186.28
Twelve months ended March 31, 2025	$169.20	$280.00	1/19/2025	$119.58	3/10/2025	$125.23	$125.23
Twelve months ended March 31, 2026	$150.84	$248.45	9/18/2025	$76.84	2/12/2026	$82.60	$82.60
October 1, 2021 to March 31, 2026	$108.17	$280.00	1/19/2025	$8.29	12/29/2022	$82.60	$82.60

BNB

Effective February 2, 2026, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase BNB in accordance with the Target Coverage Ratio Methodology.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2026 to March 31, 2026	$638.21	$770.79	2/3/2026	$588.52	2/24/2026	$615.21	$615.21

The following table illustrates the movements in the Index Price during the period from February 2, 2026 to March 31, 2026. The Manager has not observed a material difference between the Index Price for BNB and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

The following table illustrates the movements in the Digital Asset Market price of BNB, as reported on the Fund’s principal market for BNB, during the periods from February 2, 2026 through March 31, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 1, 2026 to March 31, 2026	$638.44	$770.51	2/3/2026	$588.36	2/24/2026	$615.07	$615.07

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Fund’s NAV per Share from November 22, 2019 to September 18, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Fund’s NAV per Share from September 19, 2025 to March 31, 2026.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX divided by the Fund’s NAV per Share from November 22, 2019 to September 18, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Fund’s NAV per Share from September 19, 2025 to March 31, 2026.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended June 30, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report, as amended and supplemented by our Current Report on Form 8-K, dated September 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Manager, on a monthly basis during the three months ended March 31, 2026:

Period	(a) Total Number of Shares of GDLC Purchased	(b) Average Price Paid per Share of GDLC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2026 - January 31, 2026	-	$-	-	$200.0
February 1, 2026 - February 28, 2026	-	-	-	200.0
March 1, 2026 - March 31, 2026	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the board of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through April 30, 2026, DCG had not purchased any Shares of the Fund under this authorization.

Although the Fund does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended March 31, 2026, the Fund redeemed the following Shares:

Period	Total Number of Shares of GDLC Redeemed	Average Price Paid per Share of GDLC(1)

January 1, 2026 - January 31, 2026	620,000	$43.18
February 1, 2026 - February 28, 2026	410,000	34.74
March 1, 2026 - March 31, 2026	-	-
Total	1,030,000	$39.82
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price of each Fund Component, as represented by each Fund Component’s Index as of 4:00 p.m., New York time, on the valuation date. The Fund’s NAV per Share is calculated using a non-GAAP methodology where each Fund Component index price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the "Management Reorganization"). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. ("Grayscale Investments") is the sole managing member of GSO, the sole member of the Manager and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Manager, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Manager, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Manager, the Board of Managers of the Manager consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Manager under the amended and restated limited liability company agreement of the Manager.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended June 30, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Form of Liquidity Provider Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

“BNB”—BNB tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the BNB Smart Chain, comprising units that constitute the assets underlying the Fund’s Shares.

“Board”—Board of Managers of the Manager, which, as of May 4, 2026, manages and directs the affairs of the Manager, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Manager of the Fund. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026 any references to the “Board” refer to the board of managers of the Manager, unless the context otherwise requires.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive digital assets directly from the Fund’s Vault Balance. At this time, the Fund is not permitted to create or redeem Shares through In-Kind Orders.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Manager and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

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

“Redemption Time”—With respect to the redemption of any Shares by the Fund, the time at which the Fund redeems such Shares.

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

Date: May 5, 2026

* The Registrant is a fund and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Manager of the Registrant.