Form 10-K
period 2026-06-30
Grayscale CoinDesk Crypto 5 ETF
filed 2026-09-03
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 001-42855

Grayscale CoinDesk Crypto 5 ETF

MANAGED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1406784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale CoinDesk Crypto 5 ETF Shares	GDLC	NYSE Arca

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on December 31, 2025 as reported by NYSE Arca, Inc. on that date: $499,964,025

Number of Shares of the registrant outstanding as of August 31, 2026: 11,477,400

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale CoinDesk Crypto 5 ETF (the “Fund”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Fund’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Manager”), and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Manager made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Manager’s beliefs, estimates and opinions on the date the statements are made and neither the Fund nor the Manager is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Fund’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Fund’s expectations include, but are not limited to, those described in “Item 1A. Risk Factors.”

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business include, but are not limited to, the following:

Risk Factors Related to Digital Assets

•
The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Fund Components, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
Digital assets have a limited history and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, including the dependence of Digital Asset Networks on the internet and other technologies, the role of users, developers, miners and validators and the potential for malicious activity;
•
Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of digital assets;
•
Digital assets may have concentrated ownership, and large sales or distributions by holders of a Fund Component could adversely affect the market price of the applicable Fund Component and the value of the Shares; and
•
A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
Many Digital Asset Trading Platforms operate with limited regulatory oversight or transparency and may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of the Fund Components and the value of the Shares; and
•
Index Prices have a limited history and a failure of an Index Price could adversely affect the value of the Shares.

Risk Factors Related to the Fund and the Shares

•
The Fund is not permitted to engage in Staking, which could negatively affect the value of the Shares;
•
The Fund relies on third-party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose challenges to the safekeeping of the Fund’s digital assets and to the operations of the Fund;

•
The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers;
•
The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market;
•
Any suspension or other unavailability of the Fund’s redemption program may cause the Shares to trade at a discount to the NAV per Share;
•
The Fund is highly concentrated in Bitcoin and Ether, particularly Bitcoin, and declines in the value of either asset could disproportionately reduce the Fund’s NAV and the value of the Shares; and
•
The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.

Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares

•
Changes in the securities-law treatment of Fund Components or transactions involving Fund Components under federal or state law could adversely affect the value of the Fund Components and the Shares and require the Fund to change its operations or terminate;
•
Changes in U.S. or foreign laws, regulations or regulatory actions may prohibit or restrict the use of one or more Fund Components or the operation of their Digital Asset Networks or the Digital Asset Markets, increase the Fund’s costs, impair its ability to operate or require its termination, any of which could adversely affect the value of the Shares;
•
If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect Digital Asset Networks and the value of the Shares;
•
If regulators subject an Authorized Participant, the Fund or the Manager to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Fund or the Manager and also result in decreased liquidity for the Shares;
•
Statutory or Regulatory changes or interpretations could obligate the Fund or the Manager to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund;
•
Although there is no certainty in this regard, the Fund may be a “passive foreign investment company” for U.S. federal income tax purposes; and
•
Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

Risk Factors Related to the Cayman Islands

•
The Fund is a Cayman Islands limited liability company. The rights of the Fund’s shareholders may be different from the rights of shareholders governed by the laws of U.S. jurisdictions.

Risk Factors Related to Potential Conflicts of Interest

•
Potential conflicts of interest may arise among the Manager or its affiliates and the Fund. The Manager and its affiliates have no fiduciary duties to the Fund and its shareholders other than as provided in the LLC Agreement, which may permit them to favor their own interests to the detriment of the Fund and its shareholders;
•
Shareholders cannot be assured of the Manager’s continued services, the discontinuance of which may be detrimental to the Fund; and
•
Although the Custodian is a fiduciary with respect to the Fund’s assets, if the Custodian resigns or is removed by the Manager or otherwise, without replacement, it would trigger early termination of the Fund.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Manager acting on behalf of the Fund.

PART I

Item 1. Business

Overview of the Fund and the Shares

Grayscale CoinDesk Crypto 5 ETF (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. The Fund’s purpose is to hold the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances.

On September 18, 2025, the Fund changed its name from Grayscale Digital Large Cap Fund LLC to Grayscale CoinDesk Crypto 5 ETF. The Fund issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Fund.

The Fund’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on September 18, 2025, and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GDLC” on September 19, 2025 (the “Uplisting Date”). In connection with the uplisting of the Shares, the Manager authorized the commencement of the Fund’s redemption program.

Grayscale Investments Sponsors, LLC (“GSIS” or the “Manager”), a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”), is the manager of the Fund. The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Fund, Continental Stock Transfer & Trust Company is the co-transfer agent of the Fund (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Fund, Coinbase Custody Trust Company, LLC is the custodian of the Fund (the “Custodian” and together with the Prime Broker, the “Custodial Entities”).

The Fund issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time.

The Fund creates Baskets of Shares only upon receipt of digital assets and redeems Shares only by distributing digital assets or proceeds from the disposition of digital assets. At this time, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “Cash Orders” in this Annual Report. For a more detailed description of the Index and the Index Price, see “—The Index Prices.” For a more detailed description of the creation and redemption procedures, see “—Description of Creation and Redemption of Shares.”

The Shares are neither interests in nor obligations of the Manager. As provided under the Third Amended and Restated Limited Liability Company Agreement establishing and governing the operations of the Fund, as may be amended from time to time (the “LLC Agreement”), the Fund’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Manager, the Fund or any of their respective affiliates are a party.

The Manager maintains an internet website at etfs.grayscale.com/gdlc, through which the Fund’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge as soon as reasonably practicable after they have been filed with or furnished to the SEC. The Manager also uses etfs.grayscale.com/gdlc as a means of disclosing material non-public information and for complying with the Fund’s disclosure obligations under Regulation FD. Additional information regarding the Fund may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective and Principal Investment Strategy

Investment Objective

The Fund’s investment objective is for the value of the Shares (based on NAV per Share) to reflect the value of the digital assets held by the Fund (the “Fund Components”), determined by reference to their respective Index Prices and weightings within the Fund, plus any cash held by the Fund, less the Fund’s expenses and other liabilities.

In the event the Shares trade at a substantial premium or discount, investors who purchase Shares on NYSE Arca will pay substantially more or less, respectively, than the Fund’s NAV per Share. See “—Secondary Market Trading.”

Principal Investment Strategy

In seeking to achieve its investment objective, the Fund holds the Fund Components. The Fund provides investors with the opportunity to gain exposure to the prices of the Fund Components through Shares held in a traditional brokerage account, without the barriers to entry or risks involved with holding or transferring the Fund Components directly, acquiring them from a Digital Asset Trading Platform, or otherwise obtaining direct exposure to the Fund Components.

The Fund is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of the Fund Components. Other than through the quarterly rebalancing described under “—Fund Construction Criteria — Rebalancing,” the Fund will not actively manage the portfolio, and no attempt will be made to protect against or to take advantage of fluctuations in the prices of the Fund Components held by the Fund. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Secondary Market Trading

The Shares may trade on NYSE Arca or any other marketplace or alternative trading system on which the Shares may then be listed, quoted or traded (the “Secondary Market”) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between NYSE Arca and larger Digital Asset Trading Platforms. While the Shares are listed and trade on NYSE Arca from 4:00 a.m. until 8:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Fund Construction Criteria

Effective June 5, 2025, the Fund uses the CD5 Methodology to construct the Fund’s portfolio. The following describes the CD5 Methodology.

CD5 Methodology

Index Universe

The digital assets that make up the CD5 (the “Index Components”) are drawn from the Index Universe meeting the following criteria (the “Index Universe”): (i) the digital asset must be ranked in the top 250 by market capitalization, excluding stablecoins; (ii) the digital asset must be able to support an applicable index price by nature of its inclusion on a sufficient amount of digital asset trading platforms and volume metrics; (iii) the digital asset must not be a “wrapped token,” “pegged token,” or “liquid-staked asset,” a “gas only token,” a “memecoin,” a “privacy-focused” token, each as defined by the Index Provider, or an asset that meets the definition of a security as determined by the Index Provider; and (iv) the digital asset must be listed as a USD and/or U.S. Dollar Coin (“USDC”) pair on a minimum of three trading platforms that contribute to the applicable Index Price and such trading platform must meet the following requirements: (a) at least one listing has existed for the previous 90 days; (b) at least one digital trading platform is a Category 1 Trading Platform; and (c) there has been 30 consecutive days of non-zero volume on all three trading platforms described above.

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

Inclusion in the CD5

In order for a digital asset in the Selection Universe to be included in the CD5 and therefore the Fund’s portfolio during a Fund Rebalancing Period, such digital asset must satisfy the following rules: (i) the top four assets by market capitalization in the Selection Universe will automatically be selected for inclusion; (ii) the fifth digital asset selected for inclusion will be a current CD5 constituent unless such digital asset falls below the top six digital assets by market capitalization in the Selection Universe; (iii) if no such current constituent is eligible pursuant to (ii), the digital asset with the largest market capitalization from the remaining Selection Universe will be selected for inclusion. Under ordinary circumstances, the CD5 is intended to have five digital asset constituents.

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

The Manager may exclude a digital asset or rebalance the Fund Weighting of an existing Fund Component to the extent its inclusion as a Fund Component or projected Fund Weighting would exceed a threshold that could, in the Manager’s sole discretion, require the Fund to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or require the Manager to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”).

Rebalancing

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

The Manager rebalances the Fund’s portfolio quarterly during a period beginning on the last business day of each January, April, July and October (each such period, a “Fund Rebalancing Period”). The Manager expects each Fund Rebalancing Period to last between one and five business days. The Manager will post on its website the new Fund Components and their respective Fund Weightings at the end of each Fund Rebalancing Period based on the assessment described above. During each Fund Rebalancing Period, the Manager will halt creations and redemptions of Shares. If a Fund Rebalancing Period ends prior to 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations and redemptions on such business day and the Fund will create or redeem Shares in exchange for, respectively, contributions or distributions of cash representing the Cash Portion, if any, plus then-current Fund Components in proportion to their respective Fund Weightings as of the end of such Fund Rebalancing Period, as determined as of 4:00 p.m., New York time, on such business day in the manner set forth under “Part I—Item 1. Business—Description of Creation and Redemption of Shares” in this Annual Report. If a Fund Rebalancing Period ends after 4:00 p.m., New York time, on a business day, the Manager will cause the Fund to resume creations and redemptions on the following business day.

Under the CD5 Methodology, there are two factors that drive changes in the market capitalization weighting of a Fund Component: (i) increases and decreases in the market price of a Fund Component, which occur daily as prices fluctuate in the digital asset market, and (ii) increases or decreases in the circulating supply of the Fund Component, which occur gradually over extended periods of time for a number of reasons, including in connection with mining or staking activity. Since the daily fluctuation in the market price of each Fund Component is the predominant driver of its market capitalization weighting, the Fund Weighting of each Fund Component will generally dynamically adjust with the market, even without adjustments to such Fund Component’s Fund Weighting, to account for gradual changes in supply. Therefore, the Manager does not expect the Index Provider to cause the CD5 to remove or add tokens of any Index Component during an Index Rebalancing Period, and accordingly the Manager generally does not expect the Fund to sell or purchase tokens of any Fund Component during a Fund Rebalancing Period other than in the event that (i) a Fund Component is eligible for removal, (ii) a new digital asset is eligible for inclusion, or (iii) the Fund holds cash from contributions in connection with the creation of Baskets. However, should the Manager determine that the Fund Weighting of a Fund Component does not accurately reflect its market capitalization due to, among other reasons, material increases or decreases in the circulating supply of such Fund Component that have not been accounted for over the course of prior Fund Rebalancing Periods, the Manager may cause the Fund to purchase or sell additional tokens of such Fund Component during a Fund Rebalancing Period to adjust such Fund Component’s Fund Weighting.

During any Fund Rebalancing Period, the Manager will also generally cause the Fund to use any cash contributed to the Fund as the Cash Portion to purchase additional tokens of all Fund Components then held by the Fund in proportion to their respective Fund Weightings as determined during such Fund Rebalancing Period.

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

Fiat Currencies

The Fund may also hold cash in U.S. dollars from time to time due to sales of digital assets during a Fund Rebalancing Period, or contributions of cash to the Fund, as described in more detail under “Description of Creation and Redemption of Shares.” The Manager does not currently expect to hold cash for a period of more than 90 days and intends to use any cash held by the Fund to purchase additional tokens of the Fund Components then held by the Fund in proportion to their respective Weightings during the next Fund Rebalancing Period. The foregoing notwithstanding, the Manager may, in its sole discretion, decide to cause the Fund to hold cash for longer than 90 days and to use any cash it holds for any other lawful purpose.

Overview of the Digital Asset Industry and Market

Digital assets are created and transmitted through the operations of peer-to-peer Digital Asset Networks, which are decentralized networks of computers that operate on cryptographic protocols. No single entity owns or operates any Digital Asset Networks, the infrastructure of which are collectively maintained by a decentralized user base. Digital Asset Networks allow people to exchange tokens of value, which are recorded on public transaction ledgers frequently known as blockchains.

Digital Asset Networks are decentralized in that they do not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of their tokens. Rather, such digital assets are created and allocated by the Digital Asset Network’s protocol, for example through a “mining,” “staking” or other validating process. Most commonly, new digital assets are created and awarded to the miners, stakers or validators of a block in the digital asset’s blockchain for verifying transactions. In other instances, all of the Digital Asset Network’s tokens are created upon the Digital Asset Network’s launch and may be used to pay transaction fees to validators. See “Market Participants—Miners and Proof-of-Work ” for more detail. A digital asset’s blockchain or ledger is effectively a decentralized database that includes all blocks that have been mined by miners, stakers or validators and it is updated to include new blocks as they are mined. Each digital asset transaction is broadcast to the Digital Asset Network and, when included in a block, recorded in the digital asset blockchain or ledger. As each new block records outstanding digital asset transactions, and outstanding transactions are settled and validated through such recording, the digital asset blockchain or ledger represents a complete, transparent and unbroken history of all transactions of the Digital Asset Network.

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

Fund Components

As of June 30, 2026, the aggregate market capitalization of the Fund Components represented approximately 86.8% of the total market capitalization of the digital assets tracked by CoinMarketCap.com. The Fund Components and selected market data as of June 30, 2026 are detailed below:

Asset	Symbol	Market Cap (billions)	Circulating Supply (millions)	Maximum Supply (millions)
Bitcoin	BTC	$1,174.1	20.1	21.0
Ether	ETH	$189.4	120.7	N/A
BNB	BNB	$73.5	134.8	133
XRP	XRP	$64.6	62,241.5	100,000.0
Solana	SOL	$42.7	580.9	N/A

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

The Bitcoin network was initially contemplated in a white paper that also described Bitcoin and the operating software to govern the Bitcoin network. The white paper was purportedly authored by Satoshi Nakamoto. However, no individual with that name has been reliably identified as Bitcoin’s creator, and the general consensus is that the name is a pseudonym for the actual inventor or inventors. The first Bitcoins were created in 2009 after Nakamoto released the Bitcoin network source code (the software and protocol that created and launched the Bitcoin network). The Bitcoin network uses a proof-of-work consensus mechanism in which miners expend computational resources to validate transactions and add new blocks to the Bitcoin blockchain.

The supply of new Bitcoin is mathematically controlled so that the amount of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The amount of newly minted Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain. Currently, the fixed reward for solving a new block is 3.125 Bitcoin per block and this is expected to decrease by half to become 1.5625 Bitcoin after the next 210,000 blocks have entered the Bitcoin network, which is expected to be mid-2028. This deliberately controlled rate of Bitcoin creation means that the amount of Bitcoin in existence will increase at a controlled rate until the amount of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of June 30, 2026, approximately 20.1 million Bitcoin were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Ethereum

Ethereum (“Ether”) is a digital asset that is created and transmitted through the operations of the peer-to-peer Ethereum network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum network, the infrastructure of which is collectively maintained by a decentralized user base. The Ethereum network allows people to exchange tokens of value, called Ether, which are recorded on a public transaction ledger known as a blockchain. Ether can be used to pay for goods and services, including computational power on the Ethereum network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Ethereum network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can build decentralized apps, create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than Ether on the Ethereum network. Smart contract operations are executed on the Ethereum blockchain in exchange for payment of Ether. The Ethereum network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

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

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0.” and eventually became known as the “Merge” to transition the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022 and the Ethereum network has operated on a proof-of-stake model since such time. As of June 30, 2026, approximately 2,854 Ether are issued per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new Ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which Ether are removed from supply at a rate that varies with network usage. On occasion, the Ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. It is possible that the proof-of-stake consensus algorithm and burn mechanism could turn the Ether supply deflationary over the long term.

Solana

SOL is a digital asset that is created and transmitted through the operations of the peer-to-peer Solana network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Solana network, the infrastructure of which is collectively maintained by a decentralized user base. The Solana network allows people to exchange tokens of value, called SOL, which are recorded on a public transaction ledger. SOL can be used to pay for goods and services, including to send a transaction on the Solana network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Solana network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can build decentralized apps, create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than SOL on the Solana network. Smart contract operations are executed on the Solana Blockchain in exchange for payment of SOL. The Solana network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

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

In addition to the PoH mechanism described above, the Solana network uses a proof-of-stake consensus mechanism to incentivize SOL holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded digital assets in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” digital assets to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of digital assets staked. Any malicious activity, such as disagreeing with the eventual consensus or otherwise violating protocol rules, may result in a validator being selected less frequently by a consensus of other validators to validate blocks. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”.

SOL does not have a fixed maximum supply. New SOL are issued as rewards to validators in accordance with the Solana protocol. As of June 30, 2026, approximately 580.9 million SOL were outstanding.

The supply of SOL is mathematically controlled so that the amount of SOL declines at a limited rate over time. This is accomplished through a burning mechanism that permanently removes from circulation 50% of the base transaction fees per block. Additionally, the amount of newly minted SOL awarded for validating is automatically reduced over time. The current baseline schedule reduces the inflation rate by 15% each year, starting from an initial 8% until it hits a permanent long-term floor of 1.5%, though there have been proposals to modify this schedule.

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

The XRP Ledger was originally developed by David Schwartz, Jed McCaleb, and Arthur Britto in 2011. These developers, as well as Chris Larsen, co-founded the Delaware corporation that became Ripple Labs. Development of the Ripple network is overseen by Ripple and the XRPL Foundation, a French non-profit organization. Although Ripple Labs and the XRP Foundation continue to exert significant influence over the direction of the development of the XRP network, like the Bitcoin network and the Ethereum network, the XRP network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of XRP.

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

Two types of parties are required for a transaction to occur on the XRP network: (a) “gateways”, which are typically a financial intermediary, such as a bank, exchange or money transmitter that allows customers to put money into and remove money from the XRP network system; and (b) market makers that facilitate liquidity in the system. Gateways accept payments, issue balances to the distributed ledger maintained by Ripple Labs, and redeem ledger balances against the payments they hold when fiat currency is withdrawn. Gateways share one global ledger on the XRP network. Market makers on the XRP network hold balances in multiple currencies and connect multiple gateways, thus facilitating payments between users where no direct trust exists by enabling exchanges of value across gateways. The XRP network is maintained by a Trusted Nodes List, which is published by Ripple Labs or the XRP Foundation, that accept or reject transactions on the XRP Ledger.

The initial creation of XRP was controlled by Ripple Labs, and Ripple Labs retains a central role in managing the supply and distribution of XRP due to the large quantity of XRP it retains. A total of 100 billion XRP were created at inception, and small transaction fees are permanently removed from the total supply causing its supply to be deflationary over time.

BNB

BNB is a digital asset that is created and transmitted through the operations of the peer-to-peer BNB Smart Chain, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the BNB Smart Chain, the infrastructure of which is collectively maintained by a decentralized user base. The BNB Smart Chain allows people to exchange tokens of value, called BNB, which are recorded on a public transaction ledger known as a blockchain. BNB can be used to pay for goods and services, including computational power on the BNB Smart Chain, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the BNB Smart Chain was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can build decentralized apps, create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than BNB on the BNB Smart Chain. Smart contract operations are executed on the BNB Smart Chain in exchange for payment of BNB. The BNB Smart Chain is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

BNB and the BNB Chain ecosystem was originally created by the digital asset exchange Binance, which was founded by
Changpeng Zhao.

BNB was initially issued in 2017 as an ERC-20 token on the Ethereum network and later migrated to the BNB Chain ecosystem. BNB Smart Chain launched in September 2020 and now serves as the principal smart-contract execution layer of the BNB Chain ecosystem. In 2024, the functions and digital assets of the former BNB Beacon Chain, including BNB, were migrated to BNB Smart Chain, and BNB Beacon Chain was retired. Binance has historically supported, and currently supports, the maintenance, development and promotion of the BNB Chain ecosystem and BNB.

BNB Smart Chain uses a proof-of-staked-authority consensus mechanism under which active validators are selected based on the amount of BNB staked to them. The active validators validate transactions and create new blocks, and validators may be penalized for specified misconduct.

BNB was initially issued with a total supply of 200 million tokens, and no additional BNB may be minted. The total supply of BNB is designed to decrease over time toward a target of 100 million BNB through token burn mechanisms that permanently remove BNB from circulation.

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

The significant increase in the number of miners supporting the operations of Digital Asset Networks and the associated increase in mining capacity in recent years have radically increased the difficulty of finding a valid hash on any given digital asset’s network. In some respects, hashing is akin to a mathematical lottery, and miners that have devices with greater processing power (i.e., the ability to make more hash calculations per second) are more likely to be successful miners. Currently, the likelihood that an individual acting alone will be able to solve a block, and thus be awarded digital asset tokens, is extremely low. As a result, although there are individual miners, the vast majority of mining is undertaken by professional mining operations and mining “pools,” which are groups of multiple miners that act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the pool operator receives the digital asset reward and, after taking a nominal fee, splits the resulting amount among the pool participants based on the processing power they each contributed to solve for such block.

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

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of June 30, 2026, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While digital assets, including the Fund Components, have enjoyed some success in their limited history, the aggregate value of outstanding Fund Components, excluding Bitcoin, is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. Some industry groups have also created private, permissioned blockchains.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury (“FinCEN”), the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem.

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

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (the “Binance Complaint”) and Coinbase, Inc. (the “Coinbase Complaint”), and in November 2023, the SEC brought charges against Kraken (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

On March 17, 2026, the SEC issued an interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. The SEC interpretation (i) provides a taxonomy for digital commodities, digital collectibles, digital tools, stablecoins and digital securities; (ii) addresses how a “non-security crypto asset” may become subject to, and how it may cease to be subject to, an investment contract; and (iii) clarifies the application of federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. The CFTC joined the interpretation to provide guidance that the CFTC and its staff will administer the Commodity Exchange Act consistent with the SEC’s interpretation.

Additionally, on August 18, 2026, the SEC issued a notice of proposed rulemaking titled “Regulation Crypto Asset,” which would create a tailored offering regime for certain investment contracts involving crypto assets. The proposed rule includes a “startup exemption,” which would exempt offerings of up to $5 million from the registration requirements of the Securities Act during a four-year period; a “fundraising exemption” which would exempt offerings of up to $75 million completed during a 12-month period from the registration requirements of the Securities Act; and an “investment contract safe harbor,” which would provide a conditional safe harbor from the term “investment contract” in the definitions of “security” in the Securities Act and the Exchange Act (in each case, subject to conditions). It also would preempt state securities law registration and qualification requirements with respect to offers and sales of covered investment contracts issued pursuant to Regulation Crypto Assets. Regulation Crypto Assets seeks to provide primary-market pathways for projects that cannot comfortably use existing offering exemptions. It would not, however, address the regulatory status of intermediaries that trade crypto assets in the secondary market (e.g., their status as brokers, dealers or exchanges) or hold substantial amounts of crypto asset (e.g., their status as investment companies). At this stage, Regulation Crypto Assets is a proposed rule only; it is not final. The SEC may change it before it becomes a final rule in response to public comment or otherwise.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“Clarity Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Changes in the securities-law treatment of Fund Components or transactions involving Fund Components under federal or state law could adversely affect the value of the Fund Components and the Shares and require the Fund to change its operations or terminate,” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares—Changes in U.S. or foreign laws, regulations or regulatory actions may prohibit or restrict the use of one or more Fund Components or the operation of their Digital Asset Networks or the Digital Asset Markets, increase the Fund’s costs, impair its ability to operate or require its termination, any of which could adversely affect the value of the Shares.”

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

•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its anti-money laundering (“AML”) and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Trading Platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.
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

Accordingly, the Fund will require the subscriber to represent and warrant, on a continuing basis, that it is not, and that to the best of its knowledge or belief its beneficial owners, controllers or authorized persons (“Related Persons”) (if any) are not; (i) named on any list of sanctioned entities or individuals maintained by the US Treasury Department’s Office of Foreign Assets Control or the United Nations or pursuant to European Union (“EU”) and/or United Kingdom (“UK”) Regulations (as the latter are extended to the Cayman Islands by Statutory Instrument) and/or Cayman Islands legislation; (ii) operationally based or domiciled in a country or territory in relation to which sanctions imposed by the United Nations, OFAC, the EU, the UK and/or the Cayman Islands apply; or (iii) otherwise subject to sanctions imposed by the United Nations, OFAC, the EU or the UK (including as the latter are extended to the Cayman Islands by Statutory Instrument) or the Cayman Islands (collectively, a “Sanctions Subject”).

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

Private Funds Act Regulation

Prior to December 28, 2025, the Fund was registered and regulated as a private fund under the Private Funds Act (As Revised) of the Cayman Islands (the “Private Funds Act”). On December 28, 2025, the Authority approved the Fund’s application to de-register, and the Fund was de-registered as a private fund under the Private Funds Act.

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

As a listed entity, in lieu of maintaining a beneficial ownership register, the Fund is permitted to supply the name of the stock exchange on which the Shares are listed, being NYSE Arca.

The Index Prices

The Fund values its digital assets for operational purposes by reference to Index Prices and weightings within the Fund, plus any cash held by the Fund and reduced by the Fund’s expenses and other liabilities. Each Index Price (or Digital Asset Reference Rate, prior to July 1, 2025) is a U.S. dollar-denominated composite reference rate for the price of the applicable digital asset. The Index Prices are designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the applicable digital asset reference rate, (2) provide a real-time, volume-weighted fair value of the applicable digital asset and (3) appropriately handle and adjust for non-market related events.

The Index Prices are determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Prices are calculated using non-GAAP methodology and are used in the Fund’s financial statements.

Constituent Trading Platform Selection

Digital Asset Trading Platforms are selected for inclusion in the Index based on a methodology developed by the Index Provider in alignment with the International Organization of Securities Commissions (“IOSCO”) Principles for Financial Benchmarks. To qualify as a Constituent Trading Platform, a platform is evaluated across the following core criteria listed below (the “Inclusion Criteria”):

•
Market Quality: Overall liquidity, trading activity, price reliability, and market stability.
•
Security: Cybersecurity safeguards, custody practices, and operational risk controls.
•
Legal and Regulatory: Licensing status, regulatory compliance, and legal transparency.
•
KYC: Assessment of AML and know-your-customer (“KYC”) frameworks, transaction monitoring capabilities, and market oversight.
•
Data Provision: Quality, accessibility, and reliability of trading data and technical infrastructure.
•
Transparency: Financial and operational disclosures, including reserve and governance transparency.
•
Team: Assessment of executive leadership, relevant experience, organizational structure, and service offerings across institutional and retail markets.
•
Negative Events: The Index Provider may apply a downward adjustment for material adverse events, including data breaches, regulatory penalties, withdrawal freezes, or other significant incidents.

Trading platforms that meet these Inclusion Criteria are also required to be licensed and able to serve customers in one or more of the following jurisdictions:

•
United States (FinCEN, state regulatory authorities)
•
United Kingdom (FCA)
•
European Union (MiCA passport)
•
Hong Kong (SFC)
•
Singapore (MAS)
•
United Arab Emirates, including the emirates of Dubai and Abu Dhabi (VARA, ADGM)
•
Gibraltar (GFSC)

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider may also exclude certain trading platforms that require additional support from such contributing trading platforms at its discretion. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Digital asset derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of digital asset derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider may change the trading venues that are used to calculate an Index Price or otherwise change the way in which an Index Price is calculated at any time. For example, the Index Provider has scheduled monthly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria, as well as other requirements detailed in the Index Methodology. The Index Provider does not have any obligation to consider the interests of the Manager, the Fund, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Manager to such changes, it has historically notified the Fund of certain changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Manager will provide updates of such changes in the Fund’s quarterly reports on Form 10-Q. Although the Index Price methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Prices

The Index Price for each Fund Component will be calculated through the application of an algorithm to the price of each Fund Component on the Constituent Trading Platforms calculated every 5 seconds over a 24-hour period. The Index Price algorithm is expected to reflect a five-pronged methodology to calculate the Index Price from the Constituent Trading Platforms for each Fund Component:

•
Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in each Index Price, increasing the ability to execute against (i.e., replicate) the Index Price in the underlying spot markets. The Index Price methodology is a volume-weighted real-time price where the latest trade price for each Constituent Trading Platform is weighted based on its trailing 24-hour volume.
•
FX Conversion: Each Index Price algorithm utilizes a volume-weighted real-time FX conversion rate for any trading activity for the relevant Stablecoin-USD pair. This normalizes all trading activity to USD denomination.
•
Outlier Detection Factor: Each Index Price algorithm excludes trade data and price(s) deemed to be an outlier relative to the most recently calculated Index Price.
•
Inactivity Adjustment: Each Index algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, the outdated prices and their contribution to the Index Price calculation are gradually reduced until they are de-weighted to 0.1%. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform will no longer be penalized.
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

The Index Provider re-evaluates the weighting algorithm on a periodic basis, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The Index Prices are designed to limit exposure to trading or price distortion of any individual Digital Asset Trading Platform that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Trading Platforms.

The Manager believes the Index Provider’s selection process for Constituent Trading Platforms as well as the methodology of the Index Price algorithm provides a more accurate picture of Fund Component price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of Fund Component prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the Fund Component spot market.

By referencing multiple trading venues and weighting them based on trade activity, the Manager believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If an Index Price becomes unavailable, or if the Manager determines in good faith that such Index Price does not reflect an accurate price for a Fund Component, then the Manager will contact the Index Provider to obtain the Index Price directly from the Index Provider.

If after such contact such Index Price remains unavailable or the Manager continues to believe in good faith that such Index Price does not reflect an accurate price for the Fund Component, then the Manager will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Prices When the Index Prices are Unavailable.”

The Fund values each Fund Component for operational purposes by reference to the applicable Index Price. The Index Price is the value of each Fund Component as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood.

The Index Price algorithm, as described above, is designed to account for manipulation at the outset by only including data from executed trades on Constituent Trading Platforms that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Trading Platforms on the Index Price as follows:

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, a weighting of 67.06%, 14.57%, 11.88%, and 6.49% for Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood, respectively, would represent each Constituent Trading Platform’s share of trading volume during the preceding 24 hours.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 5-minute mark and continue to do so with each additional 5-minute period of inactivity until its influence was effectively zero, 25 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index Price.
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

Determination of the Index Prices When the Index Prices are Unavailable

The Manager uses the following cascading set of rules to calculate the Index Price for a Fund Component. For the avoidance of doubt, the Manager will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

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
3.
Index Price = The price set by the Fund’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the relevant principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Manager via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Manager determines in good faith that the Tertiary Pricing Option does not reflect an accurate price for such Fund Component, then the Manager will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable or the Manager continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price for such Fund Component, then the Manager will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Manager in its sole discretion.
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

The Manager may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Manager will provide notice of any such changes in the Fund’s periodic or current reports and, if the Manager makes such a change other than on an ad hoc or temporary basis, will file a proposed rule change with the SEC.

Index License Agreement

The Manager and CoinDesk Indices, Inc. (the “Index Provider”) have entered into the Index License Agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Manager’s use of the Index and the Index Prices. The Index Provider may adjust the calculation methodology for an Index Price without notice to, or consent of, the Fund or its shareholders. Under the Index License Agreement, the Manager pays a monthly fee and a fee based on the NAV of the Fund to the Index Provider in consideration of its license to the Manager of Index Price-related intellectual property. The Index License Agreement automatically renews on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

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

Description of the Fund

The Fund was constituted on January 25, 2018 as a Cayman Islands limited liability company under the Limited Liability Companies Act (As Revised) of the Cayman Islands (as amended or any successor statute thereto) (the “LLC Act”). A Cayman Islands limited liability company is constituted by the filing with the Registrar of Limited Liability Companies a registration statement signed by or on behalf of any person forming the limited liability company and the payment of a registration fee.

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

The Fund operates pursuant to the LLC Agreement. The Shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund, with such relative rights and terms as set out in the LLC Agreement. In general, the Fund holds Fund Components, and cash in U.S. dollars and is expected from time to time to issue Baskets in exchange for contributions of Fund Components and cash and to distribute Fund Components and cash in connection with redemptions of Baskets.

The Fund is not a registered investment company under the Investment Company Act and the Manager believes that the Fund is not required to register under the Investment Company Act. The Fund will not hold, trade, buy, sell or hold digital asset derivatives, including digital asset futures contracts, on any futures trading platform. The Fund is authorized solely to take immediate delivery of actual digital assets or cash. The Manager does not believe the Fund’s activities are required to be regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended (“CEA”), as a “commodity pool” under current law, regulation and interpretation, and the Manager is not subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the operation of the Fund. Investors in the Fund will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures trading platform enforce its rules with respect to the Fund’s activities. In addition, investors in the Fund will not benefit from the protections afforded to investors in digital asset futures contracts on regulated futures trading platforms.

For information regarding the determination and publication of the Fund’s NAV and NAV per Share, see “—Valuation of Digital Assets and Determination of NAV.”

The Fund has no fixed termination date.

Employees / Human Capital

The Fund has no employees, officers or directors and is managed by the Manager. All of the Fund’s activities are conducted on its behalf by the Manager and the Fund’s other service providers, each as described under “—Service Providers of the Fund.” The Manager and its affiliates, and not the Fund, employ the personnel who arrange for and oversee the Fund’s operations.

Staking, Governance and Lending Activities

In addition, the Fund may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Forked Assets (subject to NYSE Arca obtaining regulatory approval from the SEC), or for Staking Activities or lending the Fund Property, provided that such activities do not conflict with the terms of the LLC Agreement. At this time, however, the Fund is not permitted to engage in Staking and does not currently engage in, nor does it intend to engage in, any lending activities related to the Fund Property. In the future, any value created from such activities will be included in the Principal Market NAV or NAV calculation, or will be used to pay the Fund’s expenses.

“Staking” means (i) using, or permitting to be used, in any manner, directly or indirectly, through an agent or otherwise
(including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Fund's digital assets, by making any portion of the Fund's digital assets available to any third party or by entering into any similar arrangement with a third party), any portion of the Fund's digital assets in a PoS validation protocol and (ii) accepting any Staking Consideration. For the avoidance of doubt, Staking does not include the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a PoS validation protocol.

Although it has no current plans to do so, in the future the Fund may engage in Staking Activities, Governance Activities or lending activities involving the lending of Fund Components or Fund assets in a manner consistent with the LLC Agreement.

•
Staking Activities include (i) using, or permitting to be used, in any manner, directly or indirectly, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Fund Components, by making any portion of the Fund Components available to any third party or by entering into any similar arrangement with a third party), any portion of the Fund Components in a proof-of-stake or other type of validation protocol, (ii) accepting any consideration of any kind, including any staking reward paid in fiat currency or in kind, in exchange for using or permitting to be used any portion of the Fund Components as described in clause (i) (“Staking Consideration”) and (iii) holding any other staking consideration accepted by the Fund pursuant to clause (ii) for not more than 30 days after the Fund’s receipt thereof, pending the use of such other staking consideration for payment of Additional Fund Expenses or distribution to the shareholders.
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

Service Providers of the Fund

The Manager

Grayscale Investments Sponsors, LLC, a Delaware limited liability company and an indirect consolidated subsidiary of DCG, is the manager of the Fund. The Manager’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Manager, DCG, the indirect parent company of the Manager, is not responsible for the debts, obligations and liabilities of the Manager solely by reason of being the indirect parent company of the Manager.

The Manager is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Fund, and the Manager’s provision of services to the Fund will not be governed by the Investment Advisers Act or the CEA.

The Manager arranged for the creation of the Fund and listing of the Shares on NYSE Arca (the Shares were previously quoted on the OTCQX, OTCQB and OTCID tiers of OTC Markets Group, Inc. (the “OTC Markets”). As partial consideration for its receipt of the Manager’s Fee from the Fund, the Manager is obligated to pay the Manager-paid Expenses. The Manager also paid the costs of the Fund’s organization and the costs of the initial sale of the Shares.

The Manager is generally responsible for the day-to-day administration of the Fund under the provisions of the LLC Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Fund to investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Fund each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Fund’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Fund’s digital assets, and/or cash, as needed to pay the Manager’s Fee and any Additional Fund Expenses, (vi) upon dissolution of the Fund, distributing the Fund’s remaining digital assets (including Fund Components and/or Forked Assets) or the cash proceeds of the sale of digital assets, as well as any of the cash held by the Fund at such time, to the owners of record of the Shares and (vii) establishing the principal market for each Fund Component of the Fund for U.S. GAAP purposes. In addition, if there is a fork in the network of any Fund Component held by the Fund, the Manager will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such Fund Component and should therefore be considered the appropriate network for such Fund Component for the Fund’s purposes.

The Manager does not store, hold, or maintain custody or control of the Fund’s digital assets but instead has entered into the Prime Broker Agreement with the Custodian to facilitate the security of the Fund’s digital assets.

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

Marketing Agent Agreement

The Manager, on behalf of the Fund, is party to a marketing agent agreement dated August 25, 2025 (as amended, the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent”). Under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Manager: (i) assist the Manager in facilitating Participation Agreements between and among Authorized Participants, the Manager, on behalf of the Fund, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Manager will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Fund and its Shares.

As of September 18, 2025, the Manager amended, solely with respect to the Fund, the Distribution and Marketing Agreement, dated as of October 3, 2022, among the Manager, the Fund and Grayscale Securities, LLC (“Grayscale Securities”), an affiliate of the Manager and an affiliate and related party of the Fund, to remove the Fund as an entity covered by the Distribution and Marketing Agreement. In its capacity as distributor and marketer, Grayscale Securities assisted the Manager in developing an ongoing marketing plan for the Fund, preparing marketing materials regarding the Shares, including the content on the Fund’s website, and executing the marketing plan for the Fund.

The Transfer Agent and the Co-Transfer Agent

The Bank of New York Mellon serves as the Transfer Agent of the Fund pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Fund; (2) responds to correspondence by Fund shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Fund. The Transfer Agent has its principal office at 240 Greenwich Street, New York, New York 10286. A copy of the Transfer Agency and Service Agreement is available for inspection at the Manager’s principal office identified herein.

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as a co-transfer agent for the Fund (the “Co-Transfer Agent”) pursuant to the terms and provisions of the Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”). The Co-Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Co-Transfer Agency Agreement is available for inspection at the Manager’s principal office identified herein.

Fees paid to the Transfer Agent and Co-Transfer Agent are a Manager-paid Expense.

Administrator

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, a New York corporation authorized to do a banking business also serves as the administrator for the Fund, pursuant to the Fund Administration and Accounting Agreement, dated October 9, 2025, between the Manager and BNY (the “Fund Administration and Accounting Agreement”). Under the Fund Administration and Accounting Agreement, BNY provides certain administrative and accounting services to the Fund.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Manager and the Fund to govern its placement of orders to create and redeem Baskets. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of digital assets required for creations. A copy of the form of Participant Agreement is available for inspection at the Manager’s principal office identified herein.

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Manager and the Transfer Agent and (iii) in the case of any creation or redemption pursuant to which the Authorized Participant (or its AP
Designee) will deliver or receive digital assets directly from the Fund’s Digital Assets Account (“In-Kind Orders”), own, or their designee in connection with In-Kind Orders (“AP Designee”), must own, a digital asset wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Fund issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets. See “—Description of Creation and Redemption of Shares.”

As of the date of this Annual Report, the Manager, on behalf of the Fund, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and ABN AMRO Clearing USA LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Manager may engage additional Authorized Participants who are unaffiliated with the Fund in the future.

No Authorized Participant has any obligation or responsibility to the Manager or the Fund to effect any sale or resale of Shares.

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of digital assets in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), will engage in digital asset transactions are third parties that are not affiliated with the Manager or the Fund and are not acting as agents of the Fund, the Manager, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Fund, the Manager, or any Authorized Participant.

As of the date of this Annual Report, the Liquidity Engager has engaged JSCT, LLC, Virtu Financial Singapore Pte. Ltd., Flow Traders B.V., Flowdesk, Cumberland DRW LLC, and Galaxy Digital Trading Cayman LLC as Liquidity Providers. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Fund in the future.

Jane Street Capital, LLC, one of the Authorized Participants, is an affiliate of JSCT, LLC, one of the Liquidity Providers. Virtu Americas LLC, one of the Authorized Participants, is an affiliate of Virtu Financial Singapore Pte., Ltd, one of the Liquidity Providers.

The Custodian and Prime Broker

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Fund’s custodian under the LLC Agreement and pursuant to the terms and provisions of the Coinbase Prime Broker Agreement, dated as of June 25,
2025, by and between the Manager, on behalf of itself and the Fund, and Prime Broker, on behalf of itself and as agent for the
Custodian and Coinbase Credit, Inc. (the “Prime Broker Agreement”). The Custodian has its principal office at 200 Park Avenue
South, Suite 1208, New York, NY 10003. A copy of the Prime Broker Agreement is available for inspection at the Manager’s principal office identified herein.

Under the Prime Broker Agreement, the Fund’s Vault Balance is in a segregated custody account (the "Custodial Account"), and the Custodian controls the private keys that allow for the transfer of ownership or control of the Fund’s digital assets, on the Fund’s behalf. The Custodian’s services (i) allow digital assets to be deposited from a public blockchain address to the Fund’s Custodial Account and (ii) allow the Fund or Manager to withdraw digital assets from the Fund’s Custodial Account to a public blockchain address the Fund or Manager controls. The Custodial Account uses offline storage, or “cold” storage, mechanisms to secure the Fund’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected.

The Custodian will withdraw from the Fund’s Vault Balance the amount of digital assets necessary to pay the Fund’s expenses.

Fees paid to the Custodian are a Manager-paid Expense.

Under the Prime Broker Agreement, each of the Custodian and the Fund has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Fund’s, as the case may be, breach of the Prime Broker Agreement, inaccuracy in any of the Custodian’s or the Fund’s, as the case may be, representations or warranties in the Prime Broker Agreement, or the Fund’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the negligence, fraud or willful misconduct of the other such party.

The Custodian and its affiliates may from time to time purchase or sell digital assets for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, digital assets in the Vault Balance are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Fund’s behalf, and the digital assets in the Vault Balance are considered fiduciary assets that remain the Fund’s property at all times.

Once each calendar year, the Manager or the Fund may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Prime Broker Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Fund and the Manager to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Manager may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Fund with such custodian. Furthermore, the Manager and the Fund may use digital asset custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Marketing Agent

Since June 25, 2025, Foreside Fund Services, LLC is the Marketing Agent of the Shares. Foreside is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as Marketing Agent, Foreside provides the following services to the Manager: (i) assist the Manager in facilitating Participant Agreements between and among Authorized Participants, the Manager, on behalf of the Fund, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement.

The Manager has entered into a Marketing Agent Agreement with Foreside. The Manager may engage additional or successor Marketing Agents in the future.

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

The Custodial Account uses offline storage, or “cold storage,” mechanisms to secure the Fund’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “air-gapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot,” digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Security Procedures

The Custodian and the Prime Broker hold the Fund’s private keys in accordance with the terms and provisions of the Prime Broker Agreement. Transfers from the Custodial Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the applicable Custodial Entity or Entities must be combined to reconstitute the private key to sign any transaction in order to transfer the Fund’s assets. Private key shards are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Fund to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Fund’s assets.

Transfers of Fund Components to the Custodial Account will be available to the Fund once processed on the relevant blockchain.

The process of accessing and withdrawing Fund Components from the Fund to redeem a Basket by an Authorized Participant follows the same general procedure as transferring Fund Components to the Fund to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation and Redemption of Shares.”

Description of the Shares

The Fund is authorized under the LLC Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 10,000 Shares) in connection with creations. The Shares represent units of fractional, undivided beneficial interest in and ownership of the Fund and have no par value. The Shares are listed on NYSE Arca under the ticker symbol “GDLC.”

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

Voting and Approvals

The shareholders take no part in the management or control of the Fund. Under the LLC Agreement, shareholders have limited voting rights. For example, in the event that the Manager withdraws, a majority of the shareholders may elect and appoint a successor manager to carry out the affairs of the Fund. In addition, no amendments to the LLC Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Manager or its affiliates). However, the Manager may make any other amendments to the LLC Agreement in its sole discretion without shareholder consent, provided that the Manager provides 20 days’ notice of any such amendment.

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

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Manager or its delegate will direct the Transfer Agent to credit or debit, as applicable, the number of Baskets to the applicable Authorized Participant. The Transfer Agent will issue or cancel Baskets, as applicable. Transfers will be made in accordance with standard securities industry practice. The Manager may cause the Fund to issue Shares in certificated form in limited circumstances in its sole discretion.

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

Description of Creation and Redemption of Shares

General

Shares are redeemable only in accordance with the provisions of the LLC Agreement and the relevant Participant Agreement. The Fund issues Shares to and redeems Shares from Authorized Participants on an ongoing basis, but only in one or more Baskets. The Fund will not issue fractions of a Basket. The Manager believes that the creation and redemption order size of 10,000 Shares will enable Authorized Participants to manage inventory and facilitate an effective arbitrage mechanism for the Fund. However, the Manager may in the future adjust the creation and redemption order size in order to improve the effectiveness of the activities of Authorized Participants in the secondary market for the Shares if the Manager determines it to be necessary or advisable. As such, the Manager does not expect that the size of the Baskets will have an impact on the arbitrage mechanism.

The creation and redemption of Baskets will be made only upon the delivery to the Fund, or the distribution or other disposition by the Fund, of the amount of whole and fractional tokens of each Fund Component represented by each Basket being created or redeemed, plus cash representing the Cash Portion, if any. The amount of tokens of each Fund Component required to be delivered in connection with a Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting the amount of tokens of such Fund Component payable in respect of accrued but unpaid fees and expenses of the Fund (in each case, determined using the applicable Index Price), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-millionth (i.e., carried to the sixth decimal place)), and multiplying such quotient by 10,000. We refer to the amount of tokens of each Fund Component so obtained as the “Fund Component Basket Amount.”

If the Fund holds any cash in U.S. dollars or other fiat currency, the Cash Portion for each Basket created or redeemed will be determined by dividing the amount of cash held by the Fund at 4:00 p.m., New York time, on the trade date by the total number of Shares outstanding at such time (with the quotient so obtained calculated to one one-millionth (i.e., carried to the sixth decimal place)), and multiplying such quotient by 10,000. We refer to the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund and the Cash Portion, if any, as the “Basket Amount.”

The U.S. dollar value of a Basket is equal to the sum of (x) each Fund Component Basket Amount multiplied by the applicable Index Price and (y) the Cash Portion, if any (the “Basket NAV”). The Basket NAV multiplied by the number of Baskets being created or redeemed is referred to as the “Total Basket NAV.” All questions as to the calculation of the Basket Amount will be conclusively determined by the Manager and will be final and binding on all persons interested in the Fund. The Basket Amount multiplied by the number of Baskets being created or redeemed is the “Total Basket Amount.” One or more major market data vendors may provide an intra-day indicative value (“IIV”) per Share updated every 15 seconds, as calculated by NYSE Arca or a third-party financial data provider during NYSE Arca’s Core Trading Session (9:30 a.m. to 4:00 p.m., New York time). Such IIV will be calculated using the same methodology as the NAV per Share of the Fund, specifically by using the prior day’s closing NAV per Share as a base and updating that value during the NYSE Arca Core Trading Session to reflect changes in the value of the Fund’s NAV during the trading day. The IIV on a per Share basis disseminated during the Core Trading Session should not be viewed as a real-time update of the NAV, which is calculated once a day. The amount of digital assets represented by a Share will gradually decrease over time as the Fund’s digital assets are used to pay the Fund’s expenses.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer and (ii) enter into a Participant Agreement with the Manager and the Transfer Agent, and (iii) in the case of any creation or redemption pursuant to In-Kind Orders own a digital asset wallet address that is known to the Custodian as belonging to the Authorized Participant and maintain an account with the Custodian (or if the Authorized Participant does not itself trade in digital assets, a designee of such Authorized Participant (each, an “AP Designee”) must own a digital asset wallet address that is known to the Custodian as belonging to such AP Designee and maintain an account with the Custodian.

An Authorized Participant may act for its own account or as agent for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. Shareholders who are not Authorized Participants will only be able to create or redeem their Shares through an Authorized Participant.

The creation of Baskets requires the delivery to the Fund of the Total Basket Amount (or cash to acquire the Total Basket Amount) and the redemption of Baskets requires the distribution or other disposition by the Fund of the Total Basket Amount. Although the Fund creates Baskets only upon the receipt of Fund Components plus cash representing the Cash Portion, if any, and redeems Baskets only by distributing or otherwise disposing of Fund Components plus cash representing the Cash Portion, if any, at this time an Authorized

Participant can only submit Cash Orders, pursuant to which the Authorized Participant will deposit cash into, or accept cash from, a segregated account maintained by the Transfer Agent in the name of the Fund for purposes of receiving cash from, and distributing cash to, Authorized Participants in connection with creations and redemptions of Baskets (the “Cash Account”).

Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC. On an order-by-order basis, Grayscale Investments Sponsors, LLC, acting in its capacity as Liquidity Engager will engage one or more Liquidity Providers to obtain or receive digital assets in exchange for cash in connection with such order, as described in more detail below. Each Liquidity Provider must enter into a Liquidity Provider Agreement with the Liquidity Engager and the Manager (on behalf of the Fund), which will obligate it to obtain or receive digital assets in connection with creations and redemptions pursuant to Cash Orders.

Unless the Manager requires that a Cash Order be effected at actual execution prices (an “Actual Execution Cash Order”), each Authorized Participant that submits a Cash Order to create or redeem Baskets will pay a fee (the “Variable Fee”) based on the Total Basket NAV (a “Variable Fee Cash Order”), and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Liquidity Provider until such digital assets have been received or liquidated by the Fund. The Variable Fee is intended to cover all of a Liquidity Provider’s expenses in connection with the creation or redemption order, including any exchange fees that the Liquidity Provider incurs in connection with buying or selling digital assets. The amount may be changed by the Manager in its sole discretion at any time, and Liquidity Providers will communicate to the Manager in advance the Variable Fee they would be willing to accept in connection with a Variable Fee Cash Order, based on market conditions and other factors existing at the time of such Variable Fee Cash Order.

Alternatively, the Manager may require that a Cash Order be effected as an Actual Execution Cash Order, in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, and under such circumstances, any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by such Authorized Participant until such digital assets have been received or liquidated by the Fund. See “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders.”

In the case of creations pursuant to Cash Orders, to transfer the Fund Components included in the Total Basket Amount to the Fund’s Vault Balance, the Liquidity Provider will transfer Fund Components to one of the public key addresses associated with the Vault Balance and as provided by the Manager. In the case of redemptions pursuant to Cash Orders, the same procedure is conducted, but in reverse, using the public key addresses associated with the wallet of the Liquidity Provider, and as provided by such party. All such transactions will be conducted on the blockchain and parties acknowledge and agree that such transfers may be irreversible if done incorrectly. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Transactions in digital assets are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect the value of the Shares.”

The Fund is not at this time, able to create and redeem Shares via in-kind transactions with Authorized Participants. Subject to the Manager causing the Fund to create and redeem Shares via in-kind transactions with Authorized Participants, in the future the Fund may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit digital assets directly with the Fund or receive digital assets directly from the Fund. However, at this time Baskets will not be created or redeemed through In-Kind Orders and will only be created or redeemed through Cash Orders. There can be no assurance as to when the Fund will be permitted to create and redeem Shares via in-kind transactions with Authorized Participants. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.”

Authorized Participants do not pay a transaction fee to the Fund in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of digital assets by Digital Asset Networks, which will be paid by the Custodian in the case of redemptions and an Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Variable Fee Cash Orders. As discussed in further detail below under “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders”, under certain circumstances Authorized Participants may also be required to deposit additional cash in the Cash Account, or be entitled to receive excess cash from the Cash Account, in connection with creations and redemptions pursuant to Actual Execution Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Manager or the Fund and no such person has any obligation or responsibility to the Manager or the Fund to effect any sale or resale of Shares. The Participant Agreements and the related procedures attached thereto may be amended by the Manager and the relevant Authorized Participant. Under the Participant Agreements, the Manager has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

The following description of the procedures for the creation and redemption of Baskets is only a summary and shareholders should refer to the relevant provisions of the LLC Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Cash Orders for creation must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time.

The Manager may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Manager expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent the Fund is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Manager decides to limit Cash Orders and the Fund is otherwise unable to satisfy creation orders made in cash, the Fund’s ability to create new Shares could be negatively impacted or, if the Fund is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. In addition, if the Manager decides to limit Cash Orders at a time when the Shares are trading at a premium to the NAV per Share, and the Fund is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time or the in-kind creation is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, or otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.”

Creations pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a creation order is placed, the Manager determines if such creation pursuant to a Cash Order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a creation order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Manager notifies the Liquidity Provider of the creation order.
•
The Manager determines the Total Basket NAV and any Variable Fee and Additional Creation Cash as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV, plus any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the Total Basket NAV, plus any Additional Creation Cash, less any Excess Creation Cash, if applicable (such amount, as applicable, the “Required Creation Cash”).

•
The Liquidity Provider transfers the Fund Components included in the Total Basket Amount to the Fund’s Vault Balance and the Cash Portion, if any, to the Cash Account.
•
Once the Fund is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Creation Cash, the Fund issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant, which the Transfer Agent holds for the benefit of the Authorized Participant.
•
Cash equal to the Required Creation Cash is delivered to the Liquidity Provider from the Cash Account.
•
The Transfer Agent delivers Shares to the Authorized Participant by crediting the number of Baskets created to the Authorized Participant’s DTC account.

Variable Fee Cash Orders

Unless the Manager determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring the corresponding Total Basket Amount will be borne solely by the Liquidity Provider until such digital assets have been received by the Fund.

The Manager anticipates that the Fund’s cost to acquire the Total Basket Amount in connection with a Variable Fee Cash Order will equal the sum of the corresponding Total Basket NAV and Variable Fee to be delivered by the Authorized Participant to the Fund. In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to a Variable Fee Cash Order, either (x) the Fund’s Vault Balance has not been credited with Fund Components in an amount equal to the Fund Components included in the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV, plus any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Fund.

The Transfer Agent shall under no circumstances cause the Fund to issue Shares in respect of a Variable Fee Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV, plus any Variable Fee, has been delivered to the Fund, and the Fund is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a creation pursuant to an Actual Execution Cash Order, as between the Fund and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the digital asset prices utilized in calculating Total Basket NAV on the trade date and the price at which the Fund acquires the digital assets on the settlement date. If the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV, the Authorized Participant will bear the dollar cost of such difference by delivering cash in the amount of such difference (the “Additional Creation Cash”) to the Cash Account. If the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV, the Authorized Participant will benefit from such difference, with the Fund promptly returning cash in the amount of such excess (the “Excess Creation Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to an Actual Execution Cash Order, either (x) the Fund’s Vault Balance has not been credited with digital assets in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Fund.

The Transfer Agent shall under no circumstances cause the Fund to issue Shares in respect of a Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable) has been delivered to the Fund, and the Fund is in simultaneous possession of both.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place a redemption order specifying the number of Baskets to be redeemed.

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Manager in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Manager expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent the Fund is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Manager decides to limit Cash Orders and the Fund is unable to satisfy redemption orders made in cash, the Fund’s ability to redeem new Shares could be negatively impacted or, if the Fund is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. In addition, if the Manager decides to limit Cash Orders at a time when the Shares are trading at a discount to the NAV per Share, and the Fund is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time or the in-kind redemption of Shares is otherwise unavailable, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund” for more information.

Cash Orders for redemption must be placed no later than 1:59:59 p.m., New York time on each business day. The Authorized Participants may only redeem Baskets and cannot redeem any Shares in an amount less than a Basket.

Redemptions pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a redemption pursuant to a Cash Order is placed, the Manager determines if such redemption order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1 (or T+2 as established at the time of order placement))
•
The Authorized Participant places a redemption order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Manager notifies the Liquidity Provider of the redemption order.
•
The Manager determines the Total Basket NAV and, in the case of a Variable Fee Cash Order, any Variable Fee, as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.
•
The Liquidity Provider delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV less any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the actual proceeds to the Fund from the liquidation of the Total Basket Amount (such amount, as applicable, the “Required Redemption Cash”).

•
Once the Fund is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Redemption Cash, the Transfer Agent cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.
•
The Custodian sends the Liquidity Provider the Total Basket Amount, and cash equal to the Required Redemption Cash is delivered to the Authorized Participant from the Cash Account.

Variable Fee Cash Orders

Unless the Manager determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in disposing of the corresponding Total Basket Amount will be borne solely by the Liquidity Provider.

The Manager anticipates that the Fund’s proceeds from liquidating the Total Basket Amount in connection with a Variable Fee Cash Order will equal the corresponding Total Basket NAV less the Variable Fee to be delivered by the Liquidity Provider to the Fund. In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to a Variable Fee Cash Order, either (x) the Transfer Agent’s account at The Depository Trust Company (“DTC”) has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV, less any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Fund.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Variable Fee Cash Order until such time as (x) the Baskets to be redeemed have been delivered to the Transfer Agent and (y) the Total Basket NAV, less any Variable Fee, has been delivered to the Cash Account, and the Fund and/or the Transfer Agent is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a redemption pursuant to an Actual Execution Cash Order, as between the Fund and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the digital asset prices utilized in calculating Total Basket NAV on the trade date and the price at which the Fund disposes of the digital assets on the settlement date. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is lower than the Total Basket NAV on the trade date, the Authorized Participant will bear the dollar cost of such difference (the “Redemption Cash Shortfall”), with the amount of cash to be delivered to the Authorized Participant being reduced by the amount of such Redemption Cash Shortfall. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is higher than the Total Basket NAV on the trade date, the Fund will deliver cash in the amount of such excess (the “Additional Redemption Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to an Actual Execution Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Fund.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Cash Order until such time as (x) the Total Basket Amount has been delivered to the Transfer Agent and (y) the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall, if applicable) has been delivered to the Fund, and the Fund and/or the Transfer Agent is in simultaneous possession of both.

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Manager or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) to the extent the Fund is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than a digital asset wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Manager or its delegates will be liable for the suspension, rejection or acceptance of any creation order or redemption order.

The Manager will notify investors of any suspension of creations or redemptions of Shares by filing a current report on Form 8-K. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Baskets, regardless of whether such tax or charge is imposed directly on the

Authorized Participants, and agree to indemnify the Manager and the Fund if the Manager or the Fund is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of Digital Assets and Determination of NAV

The Manager will evaluate the digital assets held by the Fund and determine the NAV of the Fund in accordance with the relevant provisions of the LLC Agreement and the Prime Broker Agreement (collectively, the “Fund Documents”). The following is a description of the material terms of the Fund Documents as they relate to valuation of the Fund’s digital assets and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Fund’s financial statements.

At 4:00 p.m., New York time, on each business day, or as soon thereafter as practicable (the “Evaluation Time”), the Manager will evaluate the digital assets held by the Fund and calculate and publish the NAV of the Fund. The Evaluation Time will generally last up to three hours following 4:00 p.m., New York time, each day or as soon as practicable thereafter. Upon the completion of the Evaluation Time, the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The Evaluation Time provides an opportunity for the Manager to detect, flag, investigate, and correct unusual pricing should it occur. Any such correction could adversely affect the value of the Shares. To calculate the NAV, the Manager will:

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

Notwithstanding the foregoing, in the event that the Manager determines that the primary methodology used to determine any of the Index Prices is not an appropriate basis for valuation of the Fund’s digital assets, the Manager will utilize the cascading set of rules as described in “Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation.”

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

Expenses; Sales of Digital Assets

The Fund’s only ordinary recurring expense is expected to be the Manager’s Fee. From January 1, 2021 to September 18, 2025, the Manager’s Fee was 2.5%. Effective September 19, 2025, the Manager’s Fee was lowered to 0.59%. The Manager’s Fee will accrue daily in U.S. dollars at an annual rate of 0.59% of the Fund’s NAV Fee Basis Amount as of 4:00 p.m., New York time, and will generally be paid in the tokens of the Fund Components then held by the Fund in proportion to their respective Fund Weightings. For any day that is not a business day or in a Fund Rebalancing Period, the Manager’s Fee will accrue in U.S. dollars at a rate of 0.59% of the NAV Fee Basis Amount of the Fund from the most recent business day, reduced by the accrued and unpaid Manager’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Fund Weighting for each Fund Component and dividing the resulting product for each Fund Component by the Index Price for such Fund Component on such day. We refer to the amount of tokens of each Fund Component payable as the Manager’s Fee for any day as a “Fund Component Fee Amount.” For any day that is not a business day or during a Fund Rebalancing Period for which the NAV Fee Basis Amount is not calculated, the amount of each Fund Component payable in respect of such day’s U.S. dollar accrual of the Manager’s Fee will be determined by reference to the Fund Component Fee Amount from the most recent business day. Payments of the Manager’s Fee will be made monthly in arrears.

Expenses to Be Paid by the Manager

The Fund pays the Manager’s Fee to the Manager. As partial consideration for its receipt of the Manager’s Fee from the Fund, the Manager shall assume and pay the following fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including: (i) the fee payable to the marketer for services it provides to the Fund (the “Marketing Fee”); (ii) the fee payable to any administrator of the Fund for services it provides to the Fund, which the Manager will pay such administrator as a Manager-paid Expense (the “Administrator Fee”); (iii) the fee payable to the Custodian and Prime Broker for services they provide to the Fund (the “Custodian Fee”) and fees for any other security vendor engaged by the Fund; (iv) the fee payable to the Transfer Agent for services it provides to the Fund; (v) the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vi) ordinary course legal fees and expenses; (vii) audit fees; (viii) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act and fees relating to registration and any other regulatory requirements in the Cayman Islands; (ix) printing and mailing costs; (x) costs of maintaining the Fund’s website; and (xi) applicable license fees (the “Manager-paid Expenses”).

The Manager’s Fee will generally be paid in Fund Components. If the Fund holds any Forked Assets or cash, the Fund may also pay all or a portion of the Manager’s Fee in Forked Assets and/or cash in lieu of paying the Manager’s Fee in Fund Components, in which case, the Fund Component Fee Amounts in respect of such payment will be correspondingly and proportionally reduced.

After the payment of the Manager’s Fee to the Manager, the Manager may elect to convert any digital assets it receives into U.S. dollars. The rate at which the Manager converts such digital assets into U.S. dollars may differ from the rate at which the Manager’s Fee was initially determined. The Fund will not be responsible for any fees and expenses incurred by the Manager to convert digital assets received in payment of the Manager’s Fee into U.S. dollars. The Manager, from time to time, may temporarily waive all or a portion of the Manager’s Fee at its sole discretion. Presently, the Manager does not intend to waive any of the Manager’s Fee and there are no circumstances under which the Manager has determined it will definitely waive the fee. The Manager is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

The Manager has not assumed the obligation to pay Additional Fund Expenses.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Fund may incur certain extraordinary, non-recurring expenses that are not Manager-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets); any indemnification of the Custodian or other agents, service providers or counterparties of the Fund; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Fund Expenses”).

If Additional Fund Expenses are incurred, the Manager will (i) withdraw Fund Components from the Custodial Account in proportion to their respective Fund Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of such Fund Component, determined net of any associated fees, at which the Fund is able to sell such Fund Component for U.S. dollars (or other applicable fiat currency) at such time to enable the Fund to timely pay any Additional Fund Expenses, through use of the Manager’s commercially reasonable efforts to obtain the highest such price (the “Actual Exchange Rate”) or (y) cause the Fund (or its delegate) to deliver such Fund Components in kind in satisfaction of such Additional Fund Expenses. If the Fund holds cash and/or Forked Assets, the Fund may also pay all or a portion of the Additional Fund Expenses in cash or Forked Assets instead of Fund Components, in which case, the amount of Fund Components that would otherwise have been used to satisfy such Additional Fund Expenses will be correspondingly and proportionally reduced.

The fractional amount of Fund Components, or the amount of Forked Assets and/or cash, represented by each Share will decline each time the Fund pays the Manager’s Fee or any Additional Fund Expenses by transferring or selling Fund Components, Forked Assets and/or cash.

Forked Assets; Appointment of Agent

The Fund may from time to time hold positions in assets other than Fund Components arising as a result of a fork, airdrop or similar event (“Forked Assets”).

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

On July 29, 2019, the Manager delivered to the Custodian a notice (the “Pre-Creation Abandonment Notice”) stating that the Fund is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Fund creates Shares (any such time, a “Creation Time”), all Forked Assets to which it would otherwise be entitled as of such time. The Prime Broker Agreement provides that the Fund also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time and each time at which the Fund redeems Shares (any such time, a “Redemption Time”), all Forked Assets to which it would otherwise be entitled as of such time (such provision, as amended or supplemented from time to time, the “Pre-Redemption Abandonment Notice” and, together with the Pre-Creation Abandonment Notice, the “Pre-Creation/Redemption Abandonment Notices”). An abandonment made pursuant to a Pre-Creation/Redemption Abandonment Notice is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation/Redemption Abandonment Notices, provided that a Pre-Creation Abandonment Notice would not apply to any Forked Assets if (i) the Fund has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Forked Assets at any time prior to the relevant Creation Time or Redemption Time or (ii) such Forked Assets has been subject to a previous Pre-Creation/Redemption Abandonment. An Affirmative Action is a written notification from the Manager to the Prime Broker, the Custodian or Coinbase Credit of the Fund’s intention (i) to acquire and/or retain a Forked Asset or (ii) to abandon any Forked Assets with effect prior to the relevant Creation time or Redemption Time (“Affirmative Action”).

As a result of the Pre-Creation/Redemption Abandonment Notices, since July 29, 2019, the Fund has irrevocably abandoned, prior to the Creation Time of any Shares (and, after the effective date of the registration statement of which this prospectus forms a part, prior to the Redemption Time of any Shares), any Forked Assets that it may have any right to receive at such time. The Fund has no right to receive any Forked Assets abandoned pursuant to either the Pre-Creation/Redemption Abandonment Notices or Affirmative Actions. Furthermore, the Prime Broker, the Custodian and Coinbase Credit have no authority, pursuant to the Prime Broker Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Forked Assets on behalf of the Fund or to transfer any such abandoned Forked Assets to the Fund if the Fund terminates its custodial arrangement with the Prime Broker, the Custodian. and Coinbase Credit. In addition, in connection with the Fund’s listing on the NYSE Arca, the Manager has committed to cause the Fund not to take any Affirmative Action to acquire any Forked Assets, thereby irrevocably abandoning any Forked Assets to which the Fund may become entitled in the future.

Because the Manager has now committed to causing the Fund to irrevocably abandon all Forked Assets to which the Fund otherwise would become entitled in the future, and causing the Fund not to take any Affirmative Actions, the Fund will not receive any direct or indirect consideration for the Forked Assets and thus the value of the Shares will not reflect the value of the Forked Assets. Although the methodology the Manager uses for the valuation of digital assets and calculation of the Fund’s NAV includes the aggregate U.S. dollar value of any Forked Assets then held by the Fund, Forked Assets will not impact the calculation because they will have been irrevocably abandoned. In addition, in the event the Manager seeks to change the Fund’s policy with respect to Forked Assets, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Fund to distribute the Forked Assets in-kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Manager would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—Shareholders will not receive the benefits of any forks or airdrops.”

The Manager has controls in place to monitor for material hard forks or airdrops. The Manager will notify investors of any material change to its policy with respect to Forked Assets by filing a current report on Form 8-K.

Dispositions of Fund Components

The Fund will pay the Manager’s Fee to the Manager in Fund Components held by the Fund, in cash. In addition, the Fund will sell Fund Components to raise the funds needed for the payment of any Additional Fund Expenses or will pay Additional Fund Expenses in Fund Components held by the Fund in cash. Fund Components, as well as the value of any cash held by the Fund, will be the Fund’s sole source of funds to cover the Manager’s Fee and any Additional Fund Expenses. To cause the Fund to pay the Manager’s Fee, the Manager shall, instructing the Custodian as necessary, withdraw from the relevant Custodial Account the amount of tokens of each Fund Component equal to the Fund Component Fee Amount for such Fund Component and transfer such tokens of all Fund Components to the Manager’s account at such times as the Manager determines in its absolute discretion. To cause the Fund to pay the Additional Fund Expenses, if any, the Manager or its delegates shall, instructing the Custodian as necessary, (i) withdraw Fund Components from the Custodial Accounts in proportion to their respective Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. Dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components in kind to the Manager in satisfaction of such Additional Fund Expenses.

Because the amount of Fund Components and/or cash, held by the Fund will decrease when Fund Components are used to pay the Manager’s Fee or any Additional Fund Expenses, it is expected that the fractional amount of Fund Components and/or cash, represented by each Share will gradually decrease over the life of the Fund. Accordingly, the shareholders will bear the cost of the Manager’s Fee and Additional Fund Expenses. New digital assets that are transferred into the Custodial Accounts in exchange for new Baskets issued by the Fund will not reverse this trend.

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

Description of the LLC Agreement

The following is a description of the material terms of the LLC Agreement. The LLC Agreement establishes the roles, rights and duties of the Manager, the Fund and the Shareholders.

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

Fiduciary and Regulatory Duties of the Manager

The Manager has duties (including fiduciary duties) and liabilities relating thereto to the Fund. In fulfilling its duties, the Manager may take into account such factors as the Manager deems appropriate or necessary. The general fiduciary duties that apply to the Manager are defined and limited in scope by the LLC Agreement.

In addition to any other requirements of applicable law, Section 6.4 of the LLC Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Fund unless two or more shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding.

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

Holding of Fund Property

The Fund will hold and record the ownership of the Fund’s assets in a manner such that it will be owned for the benefit of the shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the LLC Agreement. The Fund will not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Manager may not commingle the Fund’s assets with those of any other person, provided that any delay between the sale of assets to a third party and transfer of such assets from the Cash Account or Custodial Account to such third party in settlement of such sale will not be deemed to be a contravention of this prohibition.

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

Termination of the Fund

Pursuant to the terms of the LLC Agreement, the Fund is required to dissolve under certain circumstances. In addition, the Manager may, in its sole discretion, dissolve the Fund for a number of reasons, including if the Manager determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Fund.

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

Description of the Prime Broker Agreement

The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Manager and the Fund with respect to the Fund’s digital assets which are held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Fund’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Fund. For a general description of the Custodian’s obligations, see “—Service Providers of the Fund—The Custodian and Prime Broker.”

Account; Location of Digital Assets

All of the Fund’s digital assets, other than those credited to a settlement balance maintained with the Prime Broker (the “Settlement Balance”), are held in the Custodial Account maintained on the books of the Custodian, as to which the Custodian controls the private keys which allow for the transfer of ownership or control of the Fund’s digital assets on the Fund’s behalf and are allocated to the Vault Balance. The Prime Broker Agreement provides that the Fund’s Vault Balance will be held by the Custodian in segregated wallets or accounts. The Custodian will keep all of the private keys associated with the Fund’s digital assets held in the Vault Balance in an offline manner. For additional information regarding cold and hot storage, see “—Custody of the Fund’s Digital Assets.”

Additionally, at the Manager’s discretion, a portion of the Fund’s digital asset holdings may be credited to the Settlement Balance, which will be reflected in a ledger maintained on the books of the Prime Broker. The Prime Broker Agreement provides that any digital assets credited to the Fund’s Settlement Balance will be held (i) in omnibus cold storage wallets; (ii) in omnibus hot storage wallets; or (iii) in omnibus accounts with one of the third-party venues to which Coinbase has established connections (each, a “Coinbase Connected Venue”). The Settlement Balance shall be separate from the Vault Balance and any other account(s) the Fund or the Manager maintain with the Custodian. From time to time, the Prime Broker may temporarily keep a portion of the private keys associated with the digital assets credited to the Fund’s Settlement Balance in hot storage for purposes of facilitating the receipt and distribution of digital assets in connection with the creation and redemption of Baskets.

The Prime Broker Agreement states that the Custodian serves as a fiduciary and custodian on the Fund’s behalf with respect to the Fund’s digital assets held in the Vault Balance and the digital assets in the Vault Balance are considered fiduciary assets that remain the Fund’s property at all times and are not treated as general assets of the Custodian. Under the Prime Broker Agreement, the Custodian represents and warrants that it has no right, interest, or title in the digital assets in the Fund’s Vault Balance, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. With respect to the Fund’s digital assets credited to the Settlement Balance, the Prime Broker maintains an internal ledger that specifies the digital assets credited to the Fund’s Settlement Balance. The Prime Broker Agreement states that the Prime Broker treats such digital assets as custodial assets held for the benefit of the Fund, and shall not be considered the property of the Prime Broker. Additionally, under the Prime Broker Agreement, the Prime Broker represents and warrants that it will not, directly or indirectly, sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s digital assets credited to the Settlement Balance.

The Prime Broker Agreement also contains an agreement by the parties to treat the digital assets credited to the Fund’s Vault Balance and Settlement Balance as “financial assets” under Article 8 of the New York Uniform Commercial Code (“Article 8”) and to treat the Vault Balance and Settlement Balance as “securities accounts” with respect to which the Fund is the “entitlement holder” within the meaning of Article 8. See “Item 1A. Risk Factors—Risk Factors Related to the Fund and the Shares—The Fund relies on third-party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose challenges to the safekeeping of the Fund’s digital assets and to the operations of the Fund.”

Digital assets credited to the Fund’s Settlement Balance may be held in omnibus wallets maintained by the Prime Broker and/or at Coinbase Connected Venues. While the digital assets credited to the Fund’s Settlement Balance could be commingled with other assets, the digital assets in the Fund’s Settlement Balance will represent entitlement to a pro-rata share of the digital assets held in such omnibus wallets and/or at Coinbase Connected Venues. In all circumstances the Prime Broker will keep an internal ledger that specifies the assets credited to the Settlement Balance such that the Fund, its auditors and regulators can identify the Fund’s pro-rata share of the digital assets held in omnibus wallets and/or at Coinbase Connected Venues. Neither the Fund nor the Manager have a contractual relationship with the Coinbase Connected Venues utilized by the Custodial Entities.

Insurance

Pursuant to the terms of the Prime Broker Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services it provides. The Custodian has advised the Manager that it has insurance coverage pursuant to policies held by the Custodian ultimate parent Coinbase Global, Inc. (“Coinbase Global”), which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Fund’s digital assets, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries. Although the Prime Broker is not required to maintain insurance under the terms of the Prime Broker Agreement, the Custodial Entities have also advised the Manager that they maintain insurance coverage pursuant to such policies held by Coinbase Global.

Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Manager does not know the amount of such capital reserves, and neither the Fund nor the Manager has access to such information. The Fund cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Fund’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Deposits, Withdrawals and Storage

The Custodian and the Prime Broker provide for: (i) holding of the Fund’s digital assets in the Vault Balance and the Settlement Balance; (ii) transfer of the Fund’s digital assets between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of digital assets from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of digital assets from the Vault Balance to a public blockchain address the Fund controls (each such transaction is a “Custody Transaction”) (collectively, the “Custodial and Prime Broker Services”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Fund as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodial Entities may suspend, restrict or terminate the Fund’s and the Manager’s access to the Custodial and Prime Broker Services, and/or suspend, restrict or close the accounts associated with the Fund’s Vault Balance and Settlement Balance (the “Accounts”) if the Fund or Manager has taken certain actions, including any prohibited use or prohibited business as set forth in the Prime Broker Agreement or if either or both of the Custodial Entities are required to do so by a subpoena, court order, or other binding government order.

Standard of Care; Limitations of Liability

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Fund all digital assets received by the Custodian. The Custodial Entities are liable to the Manager and the Fund for the loss of any digital assets to the extent such loss resulted from the negligence, fraud or willful misconduct of the Custodial Entities. To the extent any loss is caused by a Custodial Entity’s negligence, fraud or willful misconduct, the Custodial Entities are required to return to the Fund a quantity of digital assets equal to the quantity of any such lost digital assets.

The Custodial Entities’ or Fund’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the digital assets or cash involved in the event, including but not limited to transactions or deliveries, giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Fund to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Fund to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the digital assets on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds digital assets shall be limited to $100 million (the “Cold Storage Threshold”). The Manager monitors the value of digital assets deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of digital assets deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Fund would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodial Entities and the Fund are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages. In addition, the Custodial Entities are not liable to the Fund for circumstances resulting from certain force majeure events.

Indemnity

The Fund and the Custodial Entities have agreed to indemnify one another from and against certain claims or losses, subject to customary exceptions and limitations.

Fees and Expenses

The Manager will pay an annualized fee to the Coinbase Entities, covering the Fund’s use of the Custodial and Prime Broker Services, that is accrued on a monthly basis as a percentage of the Fund’s monthly assets under custody. The Manager will also pay a monthly fee to the Prime Broker, covering withdrawals and deposits to or from the Settlement Balance in connection with the creation and redemption of Shares.

Term; Termination and Suspension

The Prime Broker Agreement will remain in effect until either party terminates the Prime Broker Agreement; provided, however, that the Coinbase Entities shall not restrict, suspend, or modify any Prime Broker Services following termination of the Prime Broker Agreement by a Custodial Entity without Cause (as defined in the Prime Broker Agreement) or by the Fund until the end of the applicable notice period and neither party’s termination of the Prime Broker Agreement will be effective until the Fund and/or the Custodial Entities, as the case may be, have fully satisfied their obligations thereunder.

The Fund may terminate the Prime Broker Agreement in whole or in part upon thirty days’ prior written notice to the applicable Custodial Entity; and (ii) for Custodian Cause (as defined in the Prime Broker Agreement) at any time by written notice to the Prime Broker, effective immediately, or on such later date as may be specified in such notice. The Fund will also be entitled to terminate the Prime Broker Agreement in the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable.

The Custodial Entities may terminate the Prime Broker Agreement (i) upon one hundred eighty days’ prior written notice to the Fund; and (ii) for Cause at any time by written notice to the Fund, effective immediately, or on such later date as may be specified in the notice.

In the event that either the Fund or the Custodial Entities terminate the Prime Broker Agreement without Cause, the Custodial Entities shall use reasonable efforts to assist the Fund with transferring any digital assets, fiat currency or funds associated with the Fund’s Accounts to another custodial services provider within ninety days of receipt of the applicable termination notice.

Governing Law

The Prime Broker Agreement is governed by New York law.

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

For information on any potential withholding tax that may be levied against the Fund, see also “—Material U.S. Federal Income Tax Consequences to U.S. Holders.”

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

Material U.S. Federal Income Tax Consequences to U.S. Holders

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Shares by U.S. Holders (as defined below). This discussion does not describe all of the tax consequences that may be relevant to beneficial owners of Shares in light of their particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

•
financial institutions;

•
dealers in securities or commodities;
•
traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;
•
persons holding Shares as part of a hedge, “straddle,” integrated transaction or similar transaction;
•
Authorized Participants (as defined below);
•
persons whose functional currency is not the U.S. dollar;
•
entities or arrangements classified as partnerships for U.S. federal income tax purposes;
•
real estate investment trusts;
•
regulated investment companies;
•
tax-exempt entities, including individual retirement accounts; and
•
a U.S. Holder that owns, actually or constructively, more than 10% of the Shares.

This discussion applies only to Shares that are held as capital assets and does not address any minimum tax consequences or consequences of the Medicare contribution tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partnership, the partner and the activities of the partnership. Partnerships holding Shares and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Shares.

This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

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

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. The IRS subsequently has released two revenue rulings (the “Rulings”) and a set of “Frequently Asked Questions” (the “FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income, guidance with respect to the timing of recognition of staking rewards and guidance with respect to the determination of the tax basis of digital assets. However, the Notice, the Rulings and the FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, there is no guidance directly addressing whether or in what circumstances, trading in digital assets might give rise to income that is effectively connected with the conduct of a trade or business in the United States (“effectively connected income”). In addition, although the Notice contemplates that rewards earned from “mining” will constitute taxable income, there is no guidance directly addressing amounts received in connection with digital asset lending activities, including with respect to whether and when engaging in digital asset lending might rise to the level of a trade or business. It is likely, however, that the IRS would assert that lending digital assets gives rise to current, ordinary income with respect to any compensation received for such lending activities. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital asset may be adverse to the Fund. For example, ownership of a digital asset could be treated as ownership in an entity, in which case the consequences of ownership of that digital asset would depend on the type and place of organization of the deemed entity. Moreover, although the FAQs and one of the Rulings address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Rulings and the FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Rulings and the FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. Therefore, although the Manager has committed to causing the Fund to abandon all Forked Assets to which the Fund otherwise might become entitled, it is possible that the IRS could treat the Fund’s receipt of digital assets as a result of a fork, airdrop or similar occurrence as ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Rulings and the FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for investors in the Fund and could have an adverse effect on the value of digital assets. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund could hold certain types of digital assets that are not within the scope of the Notice, in the event the Manager seeks to change the Fund’s policy with respect to Forked Assets, subject to NYSE Arca obtaining regulatory approval from the SEC.

The remainder of this discussion assumes that any digital assets that the Fund may hold are properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the rules with respect to foreign currency gain and loss.

U.S. Holders are urged to consult their tax advisers regarding the tax consequences of an investment in the Fund and in digital assets in general.

U.S. Entity-Level Taxation of the Fund

The Fund has elected to be treated as a corporation for U.S. federal income tax purposes.

The Manager believes that the Fund will not be treated as engaged in a trade or business in the United States and thus will not derive income that is treated as effectively connected income. There can, however, be no complete assurance in this regard. In particular, as discussed above, there is no guidance directly addressing whether or in what circumstances, trading in digital assets might give rise to effectively connected income. Although the Manager expects to take the position that the Fund is an investor, rather than a trader, in digital assets, and investing in commodities for one’s own account generally does not give rise to effectively connected income, there is some uncertainty regarding the application of these rules to digital assets and the Fund. As discussed above, there also is no guidance directly addressing the U.S. federal income taxation of lending digital assets or with respect to whether and when engaging in digital asset lending might rise to the level of a trade or business. If the Fund were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income tax, at the rates applicable to U.S. corporations (currently, at the rate of 21%), on its net effectively connected income. Any such income might also be subject to U.S. state and local income taxes. In addition, the Fund would be subject to a 30% U.S. branch profits tax in respect of its “dividend equivalent amount,” as defined in Section 884 of the Code, attributable to its effectively connected income (generally, the after-tax amount of certain effectively connected income that is not treated as reinvested in the trade or business). If the Fund were treated as engaged in a trade or business in the United States during any taxable year, it would be required to file a U.S. federal income tax return for that year, regardless of whether it recognized any effectively connected income. If the Fund did not file U.S. federal income tax returns and were later determined to have engaged in a U.S. trade or business, it would generally not be entitled to offset its effectively connected income and gains against its effectively connected losses and deductions (and, therefore, would be taxable on its gross, rather than net, effectively connected income). If the Fund recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

Provided that it does not constitute effectively connected income, any U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by the Fund would generally be subject to U.S. withholding tax at the rate of 30% (subject to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, ordinary income recognized by the Fund as a result of a fork, airdrop or similar occurrence, in the event the Manager seeks to change the Fund’s policy with respect to Forked Assets, subject to NYSE Arca obtaining regulatory approval from the SEC would presumably constitute FDAP income. If, in the future, the Fund engages in staking or digital asset lending activities, it is also possible that the receipt of Staking Consideration or compensation received in respect of digital assets lending activities will be considered FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any income derived by the Fund as a consequence of a fork, airdrop or similar occurrence, or from staking or digital asset lending activities.

Tax Consequences to U.S. Holders

The discussion that follows applies to only U.S. Holders. As used herein, the term “U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is:

•
an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;

•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or
•
an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.
•
Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date solely for cash.

Although there is no certainty in this regard, the Fund may be a “passive foreign investment company,” as defined in Section 1297 of the Code (a “PFIC”) for U.S. federal income tax purposes. The material consequences of the PFIC rules are set forth below. In addition, under certain circumstances, the Fund may be a “controlled foreign corporation” (a “CFC”) for U.S. federal income tax purposes. If the Fund is a CFC, the CFC rules, rather than the PFIC rules discussed below, will apply to a U.S. Holder that is a 10% U.S. Shareholder, as defined below, of the Fund. A “10% U.S. Shareholder” is a United States person that owns, directly or under applicable constructive ownership rules, at least 10% of the value or voting power of the non-U.S. corporation’s stock. U.S. Holders should consult their tax advisers to determine if they are or may become a 10% U.S. Shareholder, as the U.S. federal income tax consequences of an investment in the Fund may differ materially from the discussion below if the Fund is a CFC and a U.S. Holder is a 10% U.S. Shareholder of the Fund.

U.S. Holders should consult their tax advisers concerning the Fund’s potential PFIC status and CFC status, and the tax considerations relevant to an investment in a PFIC or CFC. U.S. Holders should also read the discussion under the headings “—Information Reporting and Backup Withholding,” “—Information Reporting by Shareholders” and “—FATCA Tax” below.

Taxation of Distributions

Subject to the PFIC rules described below, distributions paid on Shares, other than certain pro rata distributions of Shares, will be treated as dividends to the extent paid out of the Fund’s current or accumulated earnings and profits (as determined under U.S. federal income tax principles). Subject to applicable limitations including the PFIC rules discussed below, dividends paid to certain non-corporate U.S. Holders may be “qualified dividend income” and therefore may be taxable at rates applicable to long-term capital gains. U.S. Holders should consult their tax advisers regarding the availability of these favorable tax rates on dividends in their particular circumstances. Dividends paid by the Fund would not be eligible for the dividends-received deduction generally available to U.S. corporations under the Code. The dividend income will generally be treated as foreign-source income for U.S. foreign tax credit purposes. However, depending on the composition of the Fund’s income and whether the Fund is a “United States-owned foreign corporation” (generally, a foreign corporation more than 50% of the stock of which (by vote or value) is owned or, under certain constructive ownership rules, treated as owned by United States persons), a portion of any dividends paid by the Fund may be treated as U.S.-source income for purposes of determining a U.S. Holder’s foreign tax credit limitation. U.S. Holders should consult their tax advisers regarding these rules.

Risk of Constructive Distributions

The Fund issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis. In certain circumstances, redemption proceeds delivered to an Authorized Participant could be treated as a dividend for U.S. federal income tax purposes and, in that case, it is possible that other shareholders of the Fund whose percentage interests in the Fund increase as a result of such redemption will be treated as having received a taxable distribution (generally treated as described above in “—Taxation of Distributions”) from the Fund to the extent of such increase.

Sale or Other Disposition of Shares

Subject to the PFIC rules described below, for U.S. federal income tax purposes, gain or loss realized on the sale or other taxable disposition of Shares will be capital gain or loss, and will be long-term capital gain or loss if a U.S. Holder held the Shares for more than one year. The amount of gain or loss will equal the difference between the U.S. Holder’s tax basis in the Shares and the amount realized on the disposition. This gain or loss generally will be U.S. source gain or loss for foreign tax credit purposes.

PFIC Rules

It is not clear whether the Fund is a PFIC for U.S. federal income tax purposes, and the guidance in the Rulings and the FAQs has increased the uncertainty in this regard, and Davis Polk expresses no opinion regarding the Fund’s PFIC status. However, because it is possible that the Fund is a PFIC, the Fund will provide to each U.S. Holder, and to any other shareholder upon request, PFIC Annual Information Statements that will include the required information and representations to permit such U.S. Holder (or any direct or indirect beneficial owner of an interest in any shareholder) to make a “qualified electing fund” election (a “QEF Election”) or “mark to market” election (an “MTM Election”) with respect to the Fund. Each U.S. Holder should consult its tax adviser as to whether it should make a QEF Election or MTM Election. Assuming that the Fund is a PFIC, failure to make a QEF Election or MTM Election with respect to an investment in the Fund could result in materially adverse tax consequences to a U.S. Holder, as described below.

For simplicity of presentation, it is assumed for purposes of the following disclosure that the Fund is a PFIC.

Consequences in Absence of QEF Election or MTM Election

If a U.S. Holder does not make a QEF Election or MTM Election with respect to the Fund, any “excess distribution” received by the U.S. Holder from the Fund, and any gain recognized by the U.S. Holder on a sale or other disposition (including, under certain circumstances, a pledge) of Shares, will be treated as having been earned ratably (on a straight-line basis) over the U.S. Holder’s holding period for its Shares. The portion allocated to the taxable year of the “excess distribution,” or to the year of the sale or other disposition, will be treated as ordinary income. The portion allocated to each prior taxable year will be subject to U.S. federal income tax at the highest marginal rate applicable to a U.S. Holder (as a corporate or individual taxpayer, as the case may be) for such taxable year, and an interest charge for the deemed deferral benefit will be imposed on the resulting tax liability for each prior taxable year.

If a U.S. Holder does not make a QEF Election or MTM Election, distributions by the Fund to the U.S. Holder, other than “excess distributions,” will be taxable as ordinary income (and not as “qualified dividend income” as discussed above) to the extent such distributions are made out of the Fund’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. To the extent that a distribution (other than an “excess distribution”) exceeds the Fund’s current and accumulated earnings and profits, the distribution will be treated, first, as a return of capital that will reduce the U.S. Holder’s tax basis in its Shares and, after such tax basis has been reduced to zero, as gain from a sale or exchange of the U.S. Holder’s Shares, which will be subject to U.S. federal income tax as described above. Although the Manager has committed to causing the Fund to abandon all Forked Assets to which the Fund otherwise might become entitled, these rules would apply to any in-kind distribution of a Forked Asset that the Fund makes to the U.S. Holder in the future, with the amount of the distribution equal to the fair market value of such Forked Asset on the date of the distribution.

Consequences Pursuant to QEF Election

A U.S. Holder can mitigate the consequences described above by making a QEF Election with respect to the Fund. A U.S. Holder can make a QEF Election by attaching a properly executed IRS Form 8621 to its U.S. federal income tax return for the first taxable year in which it wishes the election to apply. However, if a U.S. Holder does not make a QEF Election with respect to the Fund for the first taxable year in which it holds any Shares, a later QEF Election with respect to the Fund will not apply with respect to its investment in the Fund unless the U.S. Holder elects to recognize gain, if any, as if it sold its Shares on the first day of the first taxable year to which the QEF Election applies. Any gain that a U.S. Holder recognizes as a consequence of such an election will be subject to U.S. federal income tax as described above under “—Consequences in Absence of QEF Election or MTM Election.”

If a U.S. Holder makes a valid QEF Election with respect to its Shares, the U.S. Holder will be required to report on its U.S. federal income tax return, and thus to take into account in determining its U.S. federal income tax liability, its pro rata share of the Fund’s ordinary earnings and net capital gain for the taxable year of the Fund ending within or with such U.S. Holder’s taxable year, regardless of whether the Fund makes any distributions to the U.S. Holder. A U.S. Holder will include its pro rata share of the Fund’s ordinary earnings (which includes net short-term capital gains) as ordinary income, and will include its pro rata share of the Fund’s net capital gain (that is, the excess of net long-term capital gain over net short-term capital loss) as long-term capital gain. A U.S. Holder will not be entitled to claim deductions for any net losses incurred by the Fund, and the Fund will not be entitled to carry its net losses for any taxable year back or forward in computing its ordinary earnings and net capital gain for other taxable years. In addition, a U.S. Holder will not be entitled to claim a foreign tax credit for any non-U.S. taxes borne by the Fund, but these taxes will reduce the amount of income that the U.S. Holder would otherwise be required to include pursuant to the QEF Election. A U.S. Holder’s tax basis in its Shares will be increased by the amounts the U.S. Holder includes in income as a consequence of the QEF Election and decreased by the amount of distributions the U.S. Holder receives from the Fund out of earnings that the U.S. Holder previously included in income as a consequence of the QEF Election.

The Manager believes that, in general, gains and losses recognized by the Fund from the sale or other disposition of digital assets will be treated as capital gains or losses pursuant to the Notice. The Fund may sell digital assets for U.S. dollars or other fiat currency to fund redemptions, in connection with rebalancings, in order to pay Additional Fund Expenses and in connection with its liquidation. In addition, the Fund’s payment of the Manager’s Fee or any Additional Fund Expenses through a transfer of digital assets will be treated for U.S. federal income tax purposes as a sale of the relevant digital assets for their fair market value on the date of such transfer or distribution, except that, solely in the case of a distribution to the shareholders (or their agent), the Fund will not recognize any loss realized by it on such deemed sale. In addition, any gain or loss the Fund recognizes on a disposition of a fiat currency other than the U.S. dollar will generally be treated as ordinary income or loss. Accordingly, if a U.S. Holder makes a QEF Election with respect to the Fund, it may be required to include significant amounts of taxable income or gain each taxable year with respect to its investment in the Fund, even if it receives no distributions from the Fund during that taxable year.

As discussed above, there is uncertainty with respect to many significant aspects of the U.S. federal income tax treatment of digital assets, including the timing and character of income earned as a result of lending activities. If the IRS successfully challenges the Fund’s determination of its income, the Fund may be required to issue revised PFIC Annual Information Statements for prior taxable years, and U.S. Holders may be required to amend their tax returns for those years.

Assuming that a U.S. Holder makes a QEF Election with respect to its Shares, a distribution by the Fund to the U.S. Holder will be taxable as ordinary income (and not as “qualified dividend income”) to the extent such distributions are made out of the Fund’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, except to the extent that the U.S. Holder can establish that the distributions are made out of earnings that were previously included in income by any U.S. person as a consequence of a QEF Election. The portion of any such distribution that the U.S. Holder can establish as being made out of earnings that were previously included in a U.S. person’s income pursuant to a QEF Election will not be subject to U.S. federal income tax. To the extent that a distribution exceeds the Fund’s current and accumulated earnings and profits, the distribution will be treated, first, as a return of capital that will reduce the U.S. Holder’s tax basis in its Shares and, after such tax basis has been reduced to zero, as gain from a sale or exchange of the U.S. Holder’s Shares.

Upon a sale or other exchange of Shares, a U.S. Holder will generally recognize gain or loss equal to the difference between the amount realized and the U.S. Holder’s tax basis in its Shares. Assuming that the U.S. Holder has made a QEF Election with respect to its Shares, any such gain or loss will constitute capital gain or loss, and will be long-term capital gain or loss if the U.S. Holder’s holding period for the Shares was more than one year as of the date of the sale or other exchange.

A U.S. Holder that makes a QEF Election with respect to its Shares may also elect to defer the payment of the taxes in respect of its share of the Fund’s undistributed ordinary earnings and net capital gain, subject to the payment of an interest charge on the deferred tax liability. If a U.S. Holder makes this election, the deferred tax liability with respect to the undistributed earnings attributable to its Shares will generally become payable on the due date (determined without regard to extensions) of the U.S. Holder’s U.S. federal income tax return for the taxable year in which the U.S. Holder sells or pledges such Shares. If the Fund makes a distribution, however, the deferred tax liability with respect to the U.S. Holder’s share of the distributed earnings will become payable on the due date (determined without regard to extensions) of the U.S. Holder’s U.S. federal income tax return for the taxable year in which the distribution occurs.

Consequences Pursuant to MTM Election

If the Shares are “regularly traded” on a “qualified exchange” (such as NYSE Arca), a U.S. Holder may make an MTM Election that would result in tax treatment different from the general tax treatment for PFICs described above. The Shares will be treated as “regularly traded” in any calendar year in which more than a de minimis quantity of the Shares is traded on a qualified exchange on at least 15 days during each calendar quarter.

If a U.S. Holder makes an MTM Election, the U.S. Holder generally will recognize as ordinary income any excess of the fair market value of the Shares at the end of each taxable year over their adjusted tax basis, and will recognize an ordinary loss in respect of any excess of the adjusted tax basis of the Shares over their fair market value at the end of the taxable year (but only to the extent of the net amount of income previously included as a result of the MTM Election). If a U.S. Holder makes the MTM Election, the U.S. Holder’s tax basis in the Shares will be adjusted to reflect the income or loss amounts recognized. Any gain recognized on the sale or other disposition of Shares in a year when the Fund is a PFIC will be treated as ordinary income and any loss will be treated as an ordinary loss (but only to the extent of the net amount of income previously included as a result of the MTM Election). Distributions paid on Shares will be treated as described in “—Taxation of Distributions” above, except that they will not be eligible to be treated as “qualified dividend income.”

Information Reporting and Backup Withholding

Payments of Fund dividends, and of proceeds from sales of Shares, that are made to a U.S. Holder within the United States or through certain U.S.-related financial intermediaries will generally be subject to U.S. information reporting, and may be subject to U.S. backup withholding, unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. The amount of any backup withholding from a payment to a U.S. Holder will be allowed as a credit against the U.S. Holder’s U.S. federal income tax liability and may entitle the U.S. Holder to a refund, provided that the required information is timely furnished to the IRS.

Information Reporting by Shareholders

U.S. Holders may be subject to various information reporting requirements as a consequence of an investment in the Fund. Failure to satisfy these requirements may result in substantial penalties. Certain U.S. federal information reporting requirements are summarized below, but this summary does not purport to provide an exhaustive list of such requirements. U.S. Holders are urged to consult their tax advisers concerning the information reporting requirements to which they may be subject as a consequence of an investment in the Fund.

Unless a U.S. Holder who is an individual holding their Shares in a financial account maintained by a financial institution, the U.S. Holder will be required to report information relating to their ownership of Shares on IRS Form 8938 for each taxable year in which they holds interests in “specified foreign financial assets,” as defined in Section 6038D of the Code, including Shares, with an aggregate value in excess of an applicable threshold amount. Certain U.S. Holders that are entities may be subject to similar rules.

If the Fund is a PFIC, a U.S. Holder will generally be required to file IRS Form 8621 with respect to the Fund for each year in which it holds its Shares. Additional reporting requirements will apply to any U.S. Holder that owns (actually or constructively) a 10% or greater interest in the Fund.

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

The Fund (or a relevant intermediary) may be required to impose FATCA withholding on payments in respect of the Shares to the extent that such payments are “foreign passthru payments,” made to non-U.S. financial institutions (including intermediaries) that have not entered into agreements with the IRS pursuant to FATCA or otherwise established an exemption from FATCA, and other shareholders that fail to provide sufficient identifying information to the Fund or any relevant intermediary. The term “foreign passthru payment” is not yet defined. It is not clear whether and to what extent payments on the Shares will be considered foreign passthru payments subject to FATCA withholding or how intergovernmental agreements will address foreign passthru payments (including whether withholding on foreign passthru payments will be required under such agreements). Withholding on foreign passthru payments will not apply prior to the date that is two years after the publication of the final regulations defining “foreign passthru payments.” U.S. Holders should consult their tax advisers as to how these rules may apply to payments they receive under the Shares.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

The risk factors below should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Fund’s financial statements and related notes thereto, and our other filings with the SEC.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including the Fund Components, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Fund Components, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

Negative perceptions, instability and the absence of standardized regulation in the digital asset economy may reduce confidence in digital assets and result in greater volatility in, or declines in, the prices of the Fund Components. Changes in U.S. political leadership or economic policies, or actions or omissions by U.S. government authorities with respect to the Fund Components or other digital assets, may also create uncertainty and materially affect the prices of the Fund Components and the value of the Shares. The Fund is not actively managed and will not take any actions to take advantage of or mitigate the impacts of volatility in the prices of the Fund Components. Accordingly, any of these factors could increase volatility in or cause a decline in the prices of the Fund Components and materially adversely affect the value of the Shares.

Digital assets have a limited history and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, including the dependence of Digital Asset Networks on the internet and other technologies, the role of users, developers, miners and validators and the potential for malicious activity.

The value of the Shares is directly related to the value of the Fund Components held by the Fund, and the prices of the Fund Components have fluctuated significantly. The following factors may affect the prices of the Fund Components and the value of the Shares:

•
The limited history and early stage of development of Digital Asset Networks and related protocols, which may not function as intended or achieve widespread use;
•
Global supply of the Fund Components, including sales by miners, validators and large holders;
•
Investors’ expectations with respect to inflation, interest rates, currency exchange rates and changes in the value of the Fund Components;
•
Fragmentation, consolidation, liquidity and trading volume in Digital Asset Markets, and fiat currency deposit and withdrawal policies of Digital Asset Trading Platforms;
•
Interruptions, theft, loss, compromise, insolvency or failure involving Digital Asset Trading Platforms, custodians or other digital asset service providers;
•
Dependence on the internet, a disruption of which could hinder transfers of the Fund Components and reduce their value;
•
Governance of Digital Asset Networks, including through voluntary consensus and open competition, which could result in a lack of consensus or clarity and difficulty addressing long-term problems;
•
Investment and trading activities of large investors and activity in derivatives markets for the Fund Components or digital assets generally;
•
Monetary policies, trade restrictions, currency devaluations and revaluations and regulatory measures that restrict the use of the Fund Components or their Digital Asset Networks;
•
The maintenance and development of the open-source software protocols of the Digital Asset Networks, including whether developers and other contributors have sufficient incentives and resources to maintain and develop the networks;
•
Competition from other digital assets or alternative means of payment;
•
Global or regional political, economic or financial events and conditions;
•
Actual or perceived fraudulent or manipulative trading and a lack of transparency in Digital Asset Markets;
•
Fees and settlement times associated with transactions in the Fund Components; and

•
Source-code or cryptographic flaws, advances in quantum computing or a failure to implement quantum-resistant protections in a timely manner, any of which could compromise a Digital Asset Network or result in the theft of the Fund’s digital assets. Similar events affecting other digital assets could reduce confidence in Digital Asset Networks and demand for the Fund Components.
•
A “short squeeze” resulting from speculation on the price of the Fund Components, if aggregate short exposure exceeds the number of Shares available for purchase; and
•
The Fund’s own acquisitions or dispositions of Fund Components, since there is no limit on the amount of Fund Components that the Fund may acquire.

Because the Fund Components and their Digital Asset Networks have a limited history and continue to develop, additional risks may arise that are difficult to predict. The Fund Components may not maintain their value or achieve or sustain broader acceptance. A decline in the prices of the Fund Components would reduce the Fund’s NAV per Share and may adversely affect the trading price of the Shares.

Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of digital assets.

Digital Asset Networks, including the networks of the Fund Components and related protocols, represent a relatively new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. The realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Only a limited number of digital assets are selectively accepted by retail and commercial outlets, and use of digital assets by consumers remains limited. Banks and other established financial institutions may refuse to process funds for digital asset transactions or maintain accounts for persons or entities transacting in digital assets.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity and acceptance of digital assets and adversely affect the price of digital assets generally or individually.
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as miners, validators or developers, which could contribute to price volatility.
•
Certain privacy-preserving features have been or are expected to be introduced to a number of Digital Asset Networks. If any such features are introduced to the Digital Asset Networks or related protocols of the Fund Components and if there is a concern that such privacy-preserving features interfere with the performance of anti-money laundering duties and economic sanctions checks, trading platforms or businesses that facilitate transactions in digital assets on these networks may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off.
•
Users, developers and miners, or validators may switch to or adopt certain digital Asset Networks or protocols at the expense of their engagement with other Digital Asset Networks and protocols, which may negatively impact those networks and protocols.

Layer 2 solutions and smart contract functionality developed for use with certain Digital Asset Networks underlying the Fund Components may introduce additional technical and security risks that could adversely affect the value of the relevant Fund Components and the Shares.

Layer 2 solutions have been developed for use with certain Digital Asset Networks underlying the Fund Components to increase transaction capacity or efficiency or expand network functionality. These solutions may not function as intended or achieve widespread use. Smart contracts are typically immutable once deployed. Vulnerabilities in their coding, such as logic errors or security flaws, can lead to significant financial losses if exploited.

Layer 2 solutions and smart contracts may not be interoperable with one another, which could fragment activity and liquidity among applications, limit their use or reduce transaction efficiency. Layer 2 solutions and sidechains may also depend on the continued operation and security of the underlying Digital Asset Network. A disruption of that network could impair the relevant Layer 2 solution or sidechain. These solutions may also introduce centralized control risks, such as admin key holders who may possess the ability to modify key functions or extract funds. Even decentralized governance of these solutions can concentrate power in the hands of a few core participants, allowing changes to smart contracts that could harm users and the value of associated digital assets. Any major breach, failure or loss of confidence in smart contracts, Layer 2 solutions or sidechains associated with a Digital Asset Network underlying a Fund Component could adversely affect the value of the relevant Fund Component and the value of the Shares.

Changes in the governance of a Digital Asset Network or protocol may not receive sufficient support from users, miners, or validators, which may negatively affect that Digital Asset Network’s or protocol’s ability to grow and respond to challenges.

The governance of some Digital Asset Networks and protocols underlying the Fund Components is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

The foregoing notwithstanding, the underlying software for some Digital Asset Networks and protocols, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. If a significant majority of users, miners, and/or validators were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new source code that may adversely affect the value of the relevant Fund Component and, consequently, the value of the Shares.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on Digital Asset Networks.

Foundations or founding teams may disproportionately influence the development or governance of certain Digital Asset Networks and protocols, which could adversely affect the value of the relevant Fund Component and, consequently, the value of the Shares.

Certain Digital Asset Networks and protocols, including certain of the Fund Components’ Digital Asset Networks and protocols, underlying the Fund Components are supported by foundations and/or founding teams. In contrast to Digital Asset Networks and protocols where governance decisions are largely made by a decentralized group of individuals, the development of such Digital Asset Network or protocol may be disproportionately influenced by these foundations and/or founding teams. To the extent foundations and/or founding teams propose any amendments to the network’s source code that are adopted by users of the Solana network, the Solana network will be subject to new source code that may adversely affect the value of the relevant digital asset. In addition to SOL, certain of the other Fund Components also have Foundations and/or founding teams that support the development of the Fund Components’ Digital Asset Networks or protocols and may have interests that are different than a shareholder’s and the decisions made by such foundations and/or founding teams could have an adverse effect on the value of the Fund Component whose influence over development or governance may be disproportionate to that of other network participants. If users, miners or validators adopt such changes, or if the actions or inaction of a foundation or founding team reduce confidence in or the utility of a Digital Asset Network or protocol, the value of the relevant Fund Component and, consequently, the value of the Shares could be adversely affected.

Digital Asset Networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many Digital Asset Networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which Digital Asset Networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public permissionless blockchain generally means a given Digital Asset Network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given Digital Asset Network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains such as off-chain payment channels and Layer 2 networks.

To increase the volume of transactions that can be processed on the Digital Asset Networks underlying the Fund Components, various features have been introduced to increase speed and throughput. These and other mechanisms for increasing the scale of settlement or throughput of Digital Asset Network transactions may not be effective, may not achieve wide-scale use or may not achieve their intended results in a timely manner. If corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably, which could preclude certain uses for the Fund Components and reduce demand for, and the prices of, the Fund Components, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership, and large sales or distributions by holders of a Fund Component could adversely affect the market price of the applicable Fund Component and the value of the Shares.

For certain Fund Components, the largest wallets are believed to hold, in aggregate, a significant percentage of the applicable Fund Component in circulation. Moreover, it is possible that one or more persons or entities control multiple wallets that collectively hold a significant amount of a Fund Component, even if those wallets individually hold only small amounts. As a result of this concentration of ownership, large sales or distributions by one or more holders could have an adverse effect on the market price of the applicable Fund Component and, consequently, the value of the Shares.

If the digital asset reward for mining or validating blocks and transaction fees for recording transactions on the Digital Asset Network underlying a Fund Component are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners or validators may reduce or cease mining or validating activity or demand high transaction fees, which could negatively impact the value of the relevant Fund Component and the value of the Shares.

If the digital asset rewards for mining or validating blocks or the transaction fees for recording transactions on the Digital Asset Network underlying a Fund Component are not sufficiently high to incentivize miners or validators, as applicable, or if certain jurisdictions limit or otherwise regulate mining or validating activities, miners or validators may reduce or cease mining or validating activity and confirmations of transactions on the relevant Digital Asset Network could be slowed. The realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
If the profit margins of mining or validating operations on a Digital Asset Network are not sufficiently high, miners or validators may sell the relevant Fund Component earned through mining or validating, resulting in an increase in its liquid supply, which could reduce its market price.
•
A reduction in the processing power expended by miners, or a reduction in staked digital assets by validators, could increase the likelihood of a malicious actor or botnet obtaining control of the relevant Digital Asset Network.
•
If miners or validators demand higher transaction fees for recording transactions on a Digital Asset Network, the cost of using the relevant Fund Component may increase and the marketplace may be reluctant to accept it as a means of payment. Alternatively, miners or validators could collude in an anti-competitive manner to reject low transaction fees on a Digital Asset Network and force users to pay higher fees, thus reducing the attractiveness of the Digital Asset Network. Higher transaction fees resulting through collusion or otherwise may adversely affect the attractiveness of the relevant Digital Asset Network, the value of the relevant Fund Component and the value of the Shares.
•
To the extent that any miners or validators cease to record transactions that do not include the payment of a transaction fee in mined or validated blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the relevant Digital Asset Network until a block is mined or validated by a miner or validator who is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the relevant Digital Asset Network and could impair the Fund’s ability to complete transactions associated with creations, redemptions or portfolio rebalancing.
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.
•
During block production, validators may select, order or exclude transactions in a manner that increases their profits, a practice known as “Maximal Extractable Value” (“MEV”). MEV-related activity may increase transaction costs, disadvantage network users or reduce confidence in the relevant Digital Asset Network, which could adversely affect the value of the relevant Fund Component and the value of the Shares.

Disruptions or other problems in the supply chain for digital asset mining hardware could cause harm to Digital Asset Networks that rely on mining and adversely affect the value of the Shares.

The supply of digital asset mining hardware is concentrated among a limited number of suppliers and geographic regions. Mining hardware manufacturers may be unable to manufacture or supply sufficient mining hardware, whether due to shortages of components or resources, changes in laws or trade restrictions, insolvency or non-performance of their contracts. Such factors may reduce the availability of mining hardware or components necessary for its manufacture or repair.

If miners are unable to source mining hardware at commercially reasonable prices, or at all, and replacement or substitute sources of mining hardware prove to be unavailable, mining on the Digital Asset Networks underlying the Fund Components that rely on proof-of-work consensus mechanisms could be negatively affected. These supply chain disruptions could make it more difficult for transactions on such networks to be confirmed, increase transaction costs, or affect such networks' security, any of which could negatively affect the value of the applicable Fund Components and consequently the value of the Shares.

If a malicious actor or botnet obtains control of more than an applicable threshold of the processing or validating power on a Digital Asset Network, or otherwise obtains control over the Digital Asset Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Fund to operate.

If a malicious actor or botnet obtains a majority of the processing power on a proof-of-work Digital Asset Network, it may be able to alter the Blockchain on which transactions in the applicable Fund Component rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions, or “double-spend” its own digital assets (i.e., spend the same tokens in more than one transaction). To the extent that such malicious actor or botnet did not yield its control of the processing power on the relevant Digital Asset Network or the relevant network community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible.

Proof-of-stake networks may also become vulnerable to different types of attacks depending on how much control is concentrated among validators. For example, the Ethereum network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a malicious actor, validator, botnet or group of validators acting in concert were to gain control of more than 33% of the total staked Ether on the Ethereum network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum network.
•
“>50% attack” where, if a malicious actor, validator, botnet or group of validators acting in concert were to gain control of more than 50% of the total staked Ether on the Ethereum network, a malicious actor would be able to manipulate future transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum Blockchain may not be possible.
•
“>66% attack” where, if a malicious actor, validator, botnet or group of validators acting in concert were to gain control of more than 66% of the total staked Ether on the Ethereum network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If miners, mining pools, validators or other network participants acting in concert were to obtain more than an applicable threshold of the processing or validating power on a Digital Asset Network, they could exert authority over the validation of transactions in an affected Fund Component. This risk is heightened if more than an applicable threshold of the processing or validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of mining or validating pools, do not act to ensure greater decentralization of the processing or validating power on the network, the feasibility of a malicious actor obtaining control of the Digital Asset Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over a Digital Asset Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that a Digital Asset Network ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Digital Asset Network in this manner, which may adversely affect the value of the applicable Fund Component and the value of the Shares.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Many Digital Asset Networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users, validators and miners of the digital asset adopt the modification. If less than a substantial majority of users, validators and miners consent to a proposed modification, the consequence would be a “hard fork” of the applicable Digital Asset Network, with one group running the pre-modified software and the other running the modified software, resulting in two versions of the applicable Digital Asset Network and digital asset running in parallel, yet lacking interchangeability.

Forks can introduce new security concerns, such as “replay attacks” and an inherent decrease in the level of security due to significant amounts of validating or mining power remaining on one network or migrating to the new forked network. After a hard fork, it may become easier for an individual validator or miner, or a validating or mining pool, to exceed an applicable threshold of validating or processing power on a Digital Asset Network that retained or attracted less validating or mining power, thereby making that Digital Asset Network more susceptible to attack. Digital Asset Networks and related protocols may also be cloned, resulting in a competing network with characteristics substantially similar to the network it was based on. A hard fork may adversely affect the price of a Fund Component at the time of announcement or adoption. A clone may also adversely affect the price of a Fund Component at the time of announcement or adoption. A future fork in or clone of the Digital Asset Network of a Fund Component could adversely affect the value of the Shares or the ability of the Fund to operate.

In the event of a hard fork of the network of a digital asset held by the Fund, the Manager will, if permitted by the terms of the LLC Agreement, use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Digital Asset Network of a Fund Component, the Manager will, as permitted by the terms of the LLC Agreement, use its discretion to determine, in good faith, which Digital Asset Network, among a group of incompatible forks of such Digital Asset Network, is generally accepted as the Digital Asset Network for such digital asset and should therefore be considered the appropriate Digital Asset Network for the Fund’s purposes. There is no guarantee that the Manager will choose the Digital Asset Network or digital asset that is ultimately the most valuable fork, and the Manager’s decision may adversely affect the value of the Shares as a result. The Manager may also disagree with shareholders, security vendors and the Index Provider on which Digital Asset Network and digital asset are generally accepted and should therefore be considered the appropriate Digital Asset Network and Fund Component for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

If the Digital Asset Networks underlying the Fund Components are used to facilitate illicit activities, businesses that facilitate transactions in the Fund Components may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the prices of the relevant Fund Components and the value of the Shares.

Digital Asset Networks have in the past been, and may continue to be, used to facilitate illicit activities. If a Digital Asset Network underlying a Fund Component is used to facilitate illicit activities, businesses that facilitate transactions in such Fund Component may be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such Fund Component could be removed from Digital Asset Trading Platforms. Other service providers of such businesses may also cut off services if there is a concern that the applicable Digital Asset Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the applicable Digital Asset Network and/or adversely affect the price of the relevant Fund Component, the attractiveness of the applicable Digital Asset Network and an investment in the Shares.

The Fund could incur liability or operational disruption if Fund Components received by the Fund are associated with sanctioned persons or illicit activity.

The Fund receives Fund Components in connection with Share creations. The Fund, the Manager, the Custodial Entities, an Authorized Participant or a Liquidity Provider may be unable to identify all Fund Components associated with sanctioned persons or illicit activity. If the Fund or its service providers transact with a sanctioned person or receive Fund Components associated with illicit activity, assets could be rejected, blocked or frozen, and the Fund or its service providers could face investigations, liability, fines, penalties or service disruptions, any of which could adversely affect the Fund and the value of the Shares.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

In the past and to date, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of law. In February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

On January 17, 2025, DCG agreed to entry of a cease-and-desist order and payment of a $38 million civil money penalty arising out of the SEC’s allegations that (i) DCG negligently engaged in conduct that misled investors about the impact of the default on Genesis Capital’s financial condition and (ii) DCG’s failure to exercise reasonable care in connection with certain statements concerning Genesis Capital’s financial condition created a materially false impression to the public regarding Genesis Capital’s financial health.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receivership, and Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be most open to providing services for the digital asset ecosystem, their failures may impact the willingness of other banks to provide banking services to digital asset market participants.

Adverse developments affecting the digital asset ecosystem may be difficult to predict and may adversely affect the Manager, the Fund, their affiliates or the digital asset industry as a whole. Continued disruption and instability in the digital asset markets, including declines in the trading prices and liquidity of the Fund Components, could have a material adverse effect on the value of the Shares.

Many Digital Asset Trading Platforms operate with limited regulatory oversight or transparency and may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of the Fund Components and the value of the Shares.

Many Digital Asset Trading Platforms are unlicensed or subject to limited regulatory oversight. Digital Asset Trading Platforms may also fail to comply with applicable regulation or may provide limited information regarding their operations, cybersecurity practices and regulatory compliance. These risks may be heightened for Digital Asset Trading Platforms located outside of the United States. As a result, trading activity on or reported by these Digital Asset Trading Platforms may reflect behavior that would be prohibited in regulated U.S. trading venues. Actual or perceived fraudulent or manipulative trading could reduce confidence in Digital Asset Trading Platforms, adversely affect the value or market perception of the Fund Components and, in turn, adversely affect the value of the Shares.

Tools to detect and deter fraudulent or manipulative trading activities may not be available to or employed by Digital Asset Trading Platforms, and such platforms may also lack safeguards used by more traditional exchanges to enhance the stability of trading. As a result, the prices of the Fund Components on Digital Asset Markets may be subject to larger or more frequent sudden declines than the prices of assets traded on more traditional exchanges. In the past, Digital Asset Trading Platforms have been closed or temporarily shut down due to fraud, business failure, security breaches or operational problems. Such events have in the past, and may in the future, reduce confidence in Digital Asset Markets, increase volatility in the prices of the Fund Components and adversely affect the value of the Shares.

Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating any of the Index Prices may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis.

Digital Asset Trading Platforms may be exposed to wash-trading and front-running.

Digital Asset Trading Platforms may be susceptible to wash-trading and front-running. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Front-running occurs when a party uses technology or market advantage to get and use prior knowledge of upcoming transaction for their own benefit. Any actual or perceived false trading on Digital Asset Trading Platforms could adversely affect the value of the Fund Components and/or negatively affect the market perception of the Fund Components. Wash-trading and front-running also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

Index Prices have a limited history and a failure of an Index Price could adversely affect the value of the Shares.

Each Index Price has a limited history and is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. Although each Index Price is designed to accurately capture the market price of the Fund Component it tracks, third parties may be able to purchase and sell such Fund Component on public or private markets not included among the Constituent Trading Platforms of such Index Price, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the price of a Fund Component on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. To the extent such prices differ materially from the relevant Index Price, investors may lose confidence in the Shares’ ability to track the market prices of the Fund Components, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of a Fund Component may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the relevant Index Price and Share trading prices, adversely affecting the value of the Shares.

The prices of the Fund Components on public Digital Asset Trading Platforms have a very limited history, and during this history, prices of the Fund Components on the Digital Asset Markets have been volatile and subject to influence by many factors, including operational interruptions. While each Index Price is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, each Index Price remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. The Manager has not observed a material difference between any Index Price and average prices from the applicable Constituent Trading Platforms individually or as a group.

Furthermore, because the number of Digital Asset Trading Platforms is limited, each Index Price will necessarily be calculated using data from a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the relevant Index, which could skew the price of the applicable Fund Component as represented by such Index Price. Purchasing activity associated with acquiring Fund Components required for the creation of Baskets may increase the market prices of those Fund Components on the Digital Asset Markets, which will result in higher prices for the Shares. Alternatively, selling activity associated with sales of Fund Components withdrawn from the Fund in connection with the redemption of Baskets may decrease the market prices of those Fund Components on the Digital Asset Markets, which will result in lower prices for the Shares. If one or more Index Prices decline without offsetting increases in other Index Prices, the value of the Shares will generally also decline.

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

Exchange-traded products that invest in one or more of the Fund Components may reduce demand for the Shares and adversely affect their liquidity and trading price.

Exchange-traded products that invest in one or more of the Fund Components, including single-asset exchange-traded products focused on Bitcoin, Ether, Solana, XRP or other digital assets held by the Fund, are listed on national securities exchanges, and additional competing products may be listed in the future. Such products may offer investors greater liquidity, lower fees or an arbitrage mechanism designed to keep their trading prices closer to net asset value. Investors may prefer such products to the Shares, which could reduce demand for and liquidity of the Shares, increase any discount to NAV per Share and adversely affect the trading price of the Shares.

Competition from central bank digital currencies could adversely affect the value of the Fund Components and other digital assets.

Central banks in various countries have introduced or are developing digital forms of legal tender (“CBDCs”). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could compete with, or replace, the Fund Components and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities. As CBDCs and similar technologies gain traction, the demand for the Fund Components may decline, leading to a potential decrease in their value, which could adversely affect an investment in the Shares.

Digital asset treasury companies may increase volatility and competitive pressures in the digital asset market, which could adversely affect the value of the Shares.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including the Fund Components or digital assets that compete with the Fund Components.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Fund. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets when prices are rising and sell such assets when prices are decreasing, potentially making the Fund Components more expensive in a rising market and causing downward pressure on Fund Component prices in a falling market. Digital asset treasury companies could also cause greater volatility in digital asset markets, including markets for the Fund Components. Additionally, digital asset treasury companies may compete with the Fund as a perceived alternative means of achieving exposure to the prices of digital assets through investing in securities. Any of the foregoing could adversely affect the value of the Shares.

Prices of the Fund Components may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Fund does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for the Fund Components and other digital assets. Stablecoins are digital assets designed to have a stable value over time, typically pegged to the value of a referenced asset such as a fiat currency. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for the Fund Components. Volatility in stablecoins, operational issues with stablecoins, concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the prices of the Fund Components, and in turn, an investment in the Shares.

Risk Factors Related to the Fund and the Shares

Shareholders will not receive the benefits of any forks or airdrops.

Many Digital Asset Networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users, validators and miners of the digital asset adopt the modification. When a modification is introduced and a substantial majority of users, validators and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users, validators and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Digital Asset Network and digital asset running in parallel, yet lacking interchangeability. In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to some group of users, such as the group that are holders of another digital asset, that such group will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they are part of that group. We refer to the right to receive any benefits arising from a fork, airdrop or similar event, or any such digital asset acquired as a result of the exercise of such right, as a “Forked Asset.”

With respect to any fork, airdrop or similar event, the Manager will cause the Fund to irrevocably abandon the Forked Assets associated with such event. As such, shareholders will not receive the benefits of any forks, and the Fund is not able to participate in any airdrop.

In the event the Manager seeks to change the Fund’s policy with respect to Forked Assets, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Fund to distribute the Forked Assets in-kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Manager would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all.

Even if such regulatory approval is sought and obtained, shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares.

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

While the Fund seeks to replicate the performance of the Index as closely as possible, the Fund may not achieve perfect correlation with the Index due to various factors. For example, the Manager may decide, in its sole discretion, to include or exclude a digital asset if the Manager determines that such digital asset is or is not suitable for inclusion in the Fund’s portfolio, irrespective of such digital asset’s inclusion in the CD5. In addition, the Manager may exclude a digital asset or rebalance the Fund Weighting of an existing Fund Component to the extent its inclusion as a Fund Component or projected Fund Weighting would exceed a threshold that could, in the Manager’s sole discretion, require the Fund to register as an investment company under the Investment Company Act or require the Manager to register as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended. See “Part I—Item 1. Business—Fund Construction Criteria.”

In addition, the Fund Components may deviate from the Index Components, and the Fund Weightings may deviate from the Index Weightings for various reasons, including, but not limited to, the Weightings Floor. For example, if the movement in the prices of certain Fund Components cause the corresponding Index Weightings of Fund Components which are Approved Components to fall below 85%, the Manager expects that it will cause the Fund to rebalance such that the aggregate Fund Weightings of Approved Components comprise at least 85% of the Fund Weightings in the aggregate to maintain satisfaction of the Weightings Floor, which would cause the Fund Weightings to deviate from the Index Weightings.

The Fund relies on third-party service providers to perform certain functions essential to the affairs of the Fund and the replacement of such service providers could pose challenges to the safekeeping of the Fund’s digital assets and to the operations of the Fund.

The Fund relies on the Custodial Entities, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Fund. In addition, Liquidity Providers are relied upon to facilitate the purchase and sale of digital assets in connection with the creations and redemptions of Shares in cash (“Cash Orders”), and the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), are relied upon to facilitate such Cash Orders. Any disruptions to a service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Fund’s ability to access critical services and be disruptive to the operations of the Fund and require the Manager or the Liquidity Engager, as the case may be, to replace such service provider. Moreover, the Manager could decide to replace a service provider to the Fund, or the Liquidity Engager may decide to replace a Liquidity Provider, for other reasons.

If the Manager decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Fund’s digital assets, or Coinbase, Inc. as the prime broker controlling and securing the Fund’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Fund’s digital assets to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodial Entities, in insolvency proceedings are currently uncertain. The Prime Broker Agreement contains an agreement by the parties to treat the digital assets credited to the Fund’s Vault Balance and Settlement Balance as financial assets under Article 8, in addition to stating that the Custodian will serve as fiduciary and custodian on the Fund’s behalf with respect to the Fund’s digital assets held in the Vault Balance, and that any digital assets credited to the Settlement Balance will be treated as custodial assets.

The Custodial Entities’ parent, Coinbase Global, has also stated in its public securities filings that in light of the inclusion of provisions relating to Article 8 in its custody and prime broker client agreements, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodial Entities were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. Moreover, the Custodian and the Prime Broker are potentially subject to different insolvency regimes and there is no assurance that the digital assets credited to the Fund’s Settlement Balance would be treated similarly to those credited to the Fund’s Vault Balance in an insolvency, notwithstanding the rights and obligations conferred under the Prime Broker Agreement or Coinbase Global’s views regarding the treatment of such assets under Article 8. In the event that the Custodian or the Prime Broker and/or Coinbase Global became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s, the Prime Broker’s and/or Coinbase Global’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in such insolvency proceedings and the Fund would be subject to the loss of all or a significant portion of its assets.

To the extent that the Manager is not able to find a suitable party willing to serve as custodian, the Manager may be required to terminate the Fund and liquidate the Fund’s digital assets. In addition, to the extent that the Manager finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Fund or Manager and/or transfer the Fund’s assets in a relatively short time period, the safekeeping of the Fund’s digital assets may be adversely affected, which may in turn adversely affect the value of the Shares. Likewise, if the Manager is required to replace any other service provider, the Manager may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Manager decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Fund’s ability to create or redeem Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on NYSE Arca terminates its Participant Agreement, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares. In addition, if the Liquidity Engager is unable to engage one or more Liquidity Providers to obtain or receive digital assets in connection with Cash Orders, the Fund may have difficulty maintaining the participation of certain Authorized Participants or engaging additional Authorized Participants. Under such circumstances, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares.

The Shares may trade at a price that is at, above or below the Fund’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.

The Fund’s NAV per Share will fluctuate with changes in the market value of the Fund Components, and the Manager expects the trading price of the Shares to fluctuate in accordance with changes in the Fund’s NAV per Share, as well as market supply and demand. However, the Shares may trade on NYSE Arca at a price that is at, above or below the Fund’s NAV per Share for a variety of reasons. For example, NYSE Arca is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when NYSE Arca is closed but Digital Asset Trading Platforms are open, significant changes in the price of the Fund Components on the Digital Asset Trading Platform Market could result in a difference in performance between the value of the Fund Components as measured by the Index Prices or Digital Asset Reference Rates and the most recent NAV per Share or closing trading price. For example, if the prices of the Fund Components on the Digital Asset Trading Platform Market, and the value of the Fund Components as measured by the Index Prices or Digital Asset Reference Rates, move significantly in a negative direction after the close of NYSE Arca, the trading price of the Shares may “gap” down to the full extent of such negative price shift when NYSE Arca reopens. If the prices of the Fund Components on the Digital Asset Trading Platform Market drops significantly during hours NYSE Arca is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to rapidly mitigate losses in a negative market. Even during periods when NYSE Arca is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Any suspension or other unavailability of the Fund’s redemption program may cause the Shares to trade at a discount to the NAV per Share.

Prior to their uplisting to NYSE Arca, the Shares traded on OTC Markets at both premiums and discounts to the NAV per Share, which at times were substantial. The Manager believes that the trading price of the Shares has diverged from the NAV per Share in the past due, in part, to the holding period under Rule 144 under the Securities Act for Shares purchased in the private placement and the lack of an ongoing redemption program, as a result of which Authorized Participants had been unable to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share. Although the Manager has observed that the commencement of the Fund’s redemption program, in conjunction with the listing of the Shares on NYSE Arca, has had the effect of reducing the discount at which the Shares had been trading on the OTC Markets immediately prior to the commencement of the redemption program, there can be no assurance that the Fund’s redemption program will not be suspended or become unavailable again in the future. In addition, if the Manager decides to limit Cash Orders at a time when the Shares are trading at a premium or a discount to the NAV per Share, and the Fund is still not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time or the in-kind creation or redemption of Shares is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Fund’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial, including after the Shares were listed on NYSE Arca. If the Shares trade on NYSE Arca at a premium, investors who purchase Shares on NYSE Arca will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on NYSE Arca at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on NYSE Arca. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Fund may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The Fund is highly concentrated in Bitcoin and Ether, particularly Bitcoin, and declines in the value of either asset could disproportionately reduce the Fund’s NAV and the value of the Shares.

As of August 3, 2026, immediately following the Fund’s most recent quarterly rebalancing, Bitcoin and Ether had Fund Weightings of approximately 75.54% and 13.30%, respectively. As a result, the Fund’s NAV and the value of the Shares are more sensitive to changes in the value of Bitcoin and Ether, particularly Bitcoin, than to changes in the value of any other Fund Component. Bitcoin and Ether have experienced significant price volatility and declines, and the Fund’s other holdings may not offset losses in either asset. The Fund’s exposure to Bitcoin and Ether may increase or decrease as the Index is rebalanced and may remain highly concentrated. Accordingly, a decline in the value of Bitcoin or Ether could materially and adversely affect the value of the Shares.

The amount of the Fund’s assets represented by each Share will decline over time as the Fund pays the Manager’s Fee and Additional Fund Expenses, and as a result, the value of the Shares may decrease over time.

The Manager’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Fund, and is paid to the Manager in Fund Components. See “Item 1. Business—Dispositions of Fund Components.” As a result, the amount of Fund Components represented by each Share declines as the Fund pays the Manager’s Fee (or sells Fund Components in order to raise cash to pay any Additional Fund Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of the digital assets held by the Fund.

The value of the Shares may be influenced by a variety of factors unrelated to the price of the digital assets held by the Fund and the Digital Asset Trading Platforms included in the Index Prices that may have an adverse effect on the value of the Shares. These factors include the following:

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

•
The Fund could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Vault Balance and Settlement Balance, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Service providers may decide to terminate their relationships with the Fund due to concerns that the introduction of privacy enhancing features to a Digital Asset Network underlying a Fund Component may increase the potential for the relevant Fund Component to be used to facilitate crime, exposing such service providers to potential reputational harm.

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

The Shares are trading on NYSE Arca and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

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

Security threats to the Fund’s Vault Balance or Settlement Balance could result in the halting of Fund operations, including the creation and redemption of Baskets, and a loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Manager believes that the digital assets held in the Fund’s Vault Balance, as well as the Fund’s digital assets held temporarily in the Settlement Balance, will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Fund’s digital assets and will only become more appealing as the Fund’s assets grow. To the extent that the Fund, the Manager, or the Custodial Entities are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Fund’s digital assets may be subject to theft, loss, destruction or other attack. Additionally, because a portion of the Fund’s digital assets from time to time will be held in hot storage, such digital assets will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Fund assets.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Manager, a Custodial Entity, or otherwise, and, as a result, an unauthorized party may obtain access to an account, the relevant private keys (and therefore digital assets) or other data of the Fund.

An actual or perceived breach of the Vault Balance or Settlement Balance could harm the Fund’s operations, result in loss of the Fund’s assets, damage the Fund’s reputation and negatively affect the market perception of the effectiveness of the Fund, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares.

Transactions in digital assets are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect the value of the Shares.

Digital asset transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer or theft of the applicable digital asset generally will not be reversible and the Fund may not be capable of seeking compensation for any such transfer or theft. Although the Fund’s transfers of digital assets will regularly be made to or from the Vault Balance, it is possible that, through computer or human error, or through theft or criminal action, the Fund’s digital assets could be transferred from the Fund’s Vault Balance in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

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

The lack of full insurance and shareholders’ limited rights of legal recourse against the Fund, Manager, Transfer Agent and Custodial Entities expose the Fund and its shareholders to the risk of loss of the Fund’s digital assets for which no person or entity is liable.

The Fund is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Manager insure the Fund’s digital assets.

While the Custodian is required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, shareholders cannot be assured that the Custodial Entities will maintain adequate insurance or that such coverage will cover losses with respect to the Fund’s digital assets.

Furthermore, the Custodial Entities’ aggregate maximum liability with respect to breach of their obligations under the Prime Broker Agreement will not exceed the greater of: (i) the value of the digital assets or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Fund to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Fund to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the digital assets on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement.

In addition, the Custodian’s maximum liability in respect of each cold storage address that holds digital assets is limited to the “Cold Storage Threshold” of $100 million. The Manager monitors the value of digital assets deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of digital assets deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met the Fund would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold. The Custodial Entities and the Fund are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages.

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

The Fund may be required, or the Manager may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.

Pursuant to the terms of the LLC Agreement, the Fund is required to dissolve under certain circumstances. In addition, the Manager may, in its sole discretion, dissolve the Fund for a number of reasons, including if the Manager determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Fund.

If the Fund is required to terminate and liquidate, or the Manager determines in accordance with the terms of the LLC Agreement that it is appropriate to terminate and liquidate the Fund, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of any of the digital assets of the Fund, including a digital asset with a significant Weighting, is lower than the applicable Index Price was at the time when shareholders purchased their Shares. In such a case, the proceeds of the sale of any of the Fund’s digital assets will be less than they would have been had the Actual Exchange Rate for the applicable digital asset been higher at the time of sale. See “Item 1. Business—Description of the LLC Agreement—Termination of the Fund” for more information about the termination of the Fund, including when the termination of the Fund may be triggered by events outside the direct control of the Manager or the shareholders.

The LLC Agreement includes provisions that limit shareholders’ voting rights and restrict shareholders’ right to bring a derivative action.

Under the LLC Agreement, shareholders have limited voting rights and the Fund will not have regular shareholder meetings. Shareholders take no part in the management or control of the Fund. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other funds or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the LLC Agreement to the Manager. The Manager may take actions in the operation of the Fund that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

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

The Manager will determine the Fund’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Manager’s determination is made utilizing data from the operations of the Fund and the Index Prices, calculated at 4:00 p.m., New York time, on such day. If the Manager determines in good faith that an Index Price does not reflect an accurate price for a Fund Component, then the Manager will employ an alternative method to determine the Index Price.

There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Manager in its sole discretion. The Manager may calculate such Index Price in a manner that ultimately inaccurately reflects the price for such Fund Component. To the extent that the NAV, NAV per Share or the Index Prices are incorrectly calculated, the Manager may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the LLC Agreement do not prohibit the Manager from changing the Index Price used to calculate the NAV and NAV per Share of the Fund. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Extraordinary expenses resulting from unanticipated events may become payable by the Fund, adversely affecting the value of the Shares.

In consideration for the Manager’s Fee, the Manager has contractually assumed all ordinary-course operational and periodic expenses of the Fund. Extraordinary expenses incurred by the Fund, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Manager (or any other service provider) on behalf of the Fund to protect the Fund or the interests of shareholders (including in connection with any Forked Assets); or extraordinary legal fees and expenses, are not assumed by the Manager and are borne by the Fund. The Manager may cause the Fund to sell Fund Components held by the Fund, or deliver such assets in-kind to the Manager, to pay such expenses, which in either case will reduce the assets of the Fund. Accordingly, if the Fund incurs expenses denominated in U.S. dollars when the trading prices of Fund Components are depressed, the Fund may need to sell or deliver a greater amount of such assets, reducing the Fund’s NAV and adversely affecting the value of the Shares.

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

The Manager is not aware of any intellectual property rights claims that may prevent the Fund from operating and holding any digital assets. However, third parties may assert intellectual property rights claims relating to the operation of the Fund and the mechanics instituted for the investment in, holding of and transfer of digital assets. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle, such claims would be extraordinary expenses that would be borne by the Fund through the sale or transfer of its digital assets. Additionally, a meritorious intellectual property rights claim could prevent the Fund from operating and force the Manager to terminate the Fund and liquidate its digital assets. As a result, an intellectual property rights claim against the Fund could adversely affect the value of the Shares.

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Fund’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including the Fund Components, and disrupt the operations of many businesses, including the businesses of the Fund’s service providers. Any disruptions to the Manager’s, the Fund’s or the Fund’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Fund’s ability to access critical services and could be disruptive to the affairs of the Fund.

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.

The Fund is currently only able to accept Cash Orders, which means that an Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets, and a Liquidity Provider will obtain or receive digital assets in exchange for cash in connection with such order. However, the Fund is not at this time able to create and redeem Shares via in-kind transactions with Authorized Participants in exchange for digital assets.

Authorized participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares, it is not yet clear whether or how market participants, including registered broker-dealers, will adjust their activities to account for the new orders. In particular, registered broker-dealers participating in the in-kind creation or redemption of Shares for digital assets will need to ensure that they can demonstrate compliance with applicable financial responsibility rules. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As a result, the SEC is unlikely to permit an exchange to adopt listing rules for a product if it is not clear that the exchange’s members would be able to comply with applicable rules when transacting in the product as designed. In light of the new orders, NYSE Arca may seek the necessary regulatory approval to amend its listing rules to permit the Fund to create and redeem Shares through In-Kind Orders, in which Authorized Participants or their designees would deposit digital assets directly with the Fund or receive digital assets directly from the Fund. However, there can be no assurance as to when NYSE Arca will seek or obtain this approval, if at all.

In particular, the Fund’s inability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if Cash Orders are unavailable, either due to the Manager’s decision to reject or suspend such orders or otherwise, it will not be possible for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Fund’s inability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Manager to halt or suspend the creation of redemption of Shares during times of market volatility or turmoil, among other consequences.

Even if the Fund is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, there can be no assurance that in-kind creations or redemptions of the Shares will be available in the future, or that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Fund and the value of the Shares.

Coinbase Global serves as the digital asset custodian and prime execution agent for several competing exchange-traded digital asset products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Prime Broker and Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of digital asset brokerage and custody services, Coinbase Global serves as the digital asset custodian and prime execution agent for several competing exchange-traded digital asset products. Therefore, Coinbase Global plays a critical role in supporting the U.S. spot digital asset exchange-traded product ecosystem, and its size and market share create the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services, which could harm the Fund, the shareholders and the value of the Shares. If Coinbase Global were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Fund may serve in a similar capacity for competing exchange-traded digital asset products, which could adversely affect the arbitrage mechanism, the Fund’s operations, the performance of the Fund and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Fund may serve in a similar capacity for competing exchange-traded digital asset products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded digital asset products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of digital assets, as well as the amount of digital assets that is required to create or redeem Shares of the Fund. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Fund, including as a result of, among other things, how effectively the arbitrage mechanism of the Fund functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Fund, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Fund, the Fund may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Fund, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Fund, the Fund may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Fund’s operations, the performance of the Fund and ultimately the value of the Shares. See also “—Risk Factors Related to the Digital Asset Markets—Competition from the emergence or growth of other methods of investing in digital assets could have a negative impact on the price of the Fund Components and adversely affect the value of the Shares.”

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may purchase or redeem Baskets. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

Risk Factors Related to the Regulation of Digital Assets, the Fund and the Shares

Changes in the securities-law treatment of Fund Components or transactions involving Fund Components under federal or state law could adversely affect the value of the Fund Components and the Shares and require the Fund to change its operations or terminate.

Whether a crypto asset is a security, or offers and sales of a crypto asset are securities transactions, under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in such laws. Crypto assets do not appear in any of these lists. However, each list includes the term “investment contract,” and the SEC has typically analyzed whether a particular crypto asset is a security or the offer and sale of a crypto asset is a securities transaction by reference to whether it meets the Howey test, which is the test developed by the federal courts for determining whether there is an investment contract.

Under the Howey test, a contract, transaction or scheme is an “investment contract” if it involves an investment of money in a common enterprise with a reasonable expectation of profits derived from the essential managerial efforts of others. The analysis turns on the economic realities and particular facts and circumstances of the transaction, which are not always readily apparent or verifiable in the context of digital assets. Because of this factual complexity, as well as the current lack of a well-developed body of federal case law applying the Howey test to a variety of different fact patterns, for many digital assets and digital asset transactions, whether or not the Howey test is met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under the Howey test.

If a regulator asserts, or a court determines, under federal or state securities laws, that a Fund Component itself is a security or that secondary-market transactions in a Fund Component generally are securities transactions, trading, clearing or custody of that Fund Component in the United States could become more difficult or impossible through the same channels used by non-security digital assets. This could significantly reduce the liquidity, acceptance and value of that Fund Component and adversely affect the value of the Shares.

Additionally, if Fund Components constituting a significant portion of the Fund’s assets were treated as securities under federal law, or if the Fund were deemed to hold investment contracts associated with such Fund Components, the Fund could be considered an unregistered “investment company” under the Investment Company Act and, depending on the Manager’s activities, the Manager may be required to register under the Investment Advisers Act. If the Fund’s acquisition or disposition of a Fund Component were treated as a securities transaction, the Fund or the Manager could also be subject to additional registration and compliance requirements or enforcement action. The Fund and the Manager could also face claims or enforcement action relating to the Fund’s prior or ongoing offer of Shares or transactions in Fund Components. Compliance could result in significant recurring or nonrecurring expenses, materially limit the Fund’s operations or its ability to achieve its investment objective or prove impracticable. If the Manager determines not to comply, or is unable to comply, with such requirements, or determines that continued operation is not advisable in light of regulatory developments, the Manager may cause the Fund to dispose of one or more affected Fund Components, change the Fund’s operations or terminate the Fund and, if practical, liquidate the Fund’s assets at a time that is disadvantageous to shareholders.

The SEC has issued a Commission-level interpretation (the “Interpretation”) clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. The CFTC joined the Interpretation to provide guidance that the CFTC and its staff will administer the CEA consistent with the Interpretation. The Interpretation lists 18 crypto assets that, as of the date of the release, the SEC views as non-security “digital commodities,” including certain Fund Components. Even if a crypto asset is deemed to be a non-security crypto asset (such as a “digital commodity”), the Interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market—and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws.

The SEC has also issued a notice of proposed rulemaking titled “Regulation Crypto Asset,” which if finalized would create a tailored regime for certain offerings of investment contracts involving crypto assets. Proposed Regulation Crypto Asset includes a conditional safe harbor from the term "investment contract" in the definitions of “security” in the Securities Act and the Exchange Act. As proposed, to qualify for the safe harbor, the issuer of the crypto asset must have (1) completed or otherwise permanently ceased all essential managerial efforts that it represented or promised to undertake under the covered investment contract, and must not be making or intending to make any new representations or promises to engage in essential managerial efforts with respect to the crypto asset and (2) file a Form TR publicly on EDGAR. The proposed rule states that, if an issuer has satisfied the investment contract safe harbor, the SEC would treat the federal registration, reporting and other requirements associated with that investment contract as no longer applicable. The proposed rule, however, does not fully address the regulatory status of intermediaries that trade crypto assets in the secondary market (e.g., their status as brokers, dealers, exchanges or investment advisers) or hold substantial amounts of crypto assets (e.g., their status as investment companies) because it is unclear the extent to which these third parties could rely on the issuer's safe harbor, and the safe harbor applies only under the Securities Act and Exchange Act, but not the Advisers Act or Investment Company Act.

The Interpretation and the proposed Regulation Crypto Asset are based on the SEC's current understanding of crypto asset markets and may be refined, revised or withdrawn. Additionally, a court, state regulator or future SEC administration have in the past and could in the future take a different view, and future legislation, rulemaking or judicial decisions could change the treatment of one or more Fund Components.

Changes in U.S. or foreign laws, regulations or regulatory actions may prohibit or restrict the use of one or more Fund Components or the operation of their Digital Asset Networks or the Digital Asset Markets, increase the Fund’s costs, impair its ability to operate or require its termination, any of which could adversely affect the value of the Shares.

U.S. federal and state agencies have examined and taken action concerning the operations of Digital Asset Networks, digital asset users and the Digital Asset Markets, including with respect to anti-money laundering, sanctions, illicit finance, consumer and investor protection, market integrity and the safety and soundness of Digital Asset Trading Platforms, custodians and other service providers. New or changed laws, regulations, interpretations or enforcement priorities could prohibit, restrict or impose conditions on the ownership, use, transfer, trading or custody of one or more Fund Components, the operation of their Digital Asset Networks or Digital Asset Markets, or the services on which the Fund depends. Federal and state requirements may differ or conflict, and compliance may be costly or impracticable. Foreign laws, regulations or directives may conflict with U.S. requirements or restrict Digital Asset Markets or service providers outside the United States, which could reduce the availability of services involving one or more Fund Components and adversely affect their liquidity, acceptance or value.

These developments could reduce the liquidity, acceptance or value of one or more Fund Components; cause Digital Asset Trading Platforms or other service providers to limit or discontinue services involving one or more Fund Components or the Fund; increase the Fund’s compliance costs; require changes to the Fund’s operations; or prevent the Fund from operating as intended. If the Fund cannot comply with applicable requirements or continue to operate, the Manager may terminate the Fund and, if practical, liquidate the Fund’s assets at a time that is disadvantageous to shareholders. Any of these effects could adversely affect the value of the Shares.

DeFi protocols pose heightened regulatory risks that could reduce demand for and the value of certain Fund Components and adversely affect the value of the Shares.

Certain Fund Components are the native digital assets of Digital Asset Networks on which DeFi protocols are deployed and therefore the value of such Fund Components may depend in part on the functionality, use and regulatory treatment of such DeFi protocols. DeFi protocols use smart contracts to facilitate lending, trading, clearing and other financial services activities while reducing or eliminating reliance on traditional financial intermediaries. Because financial services laws often assign registration, licensing, capital, reporting, customer identification, anti-money laundering and other obligations to identifiable intermediaries, it may be uncertain which persons or activities associated with a DeFi protocol are subject to those requirements or how those requirements can be satisfied.

U.S. authorities have taken enforcement action involving DeFi protocols. Federal, state and foreign authorities may take additional enforcement action, apply existing requirements to, or impose new requirements on, activities involving DeFi protocols or persons who develop, operate, govern or provide access to them, or restrict or prohibit particular DeFi activities. Such requirements, restrictions, enforcement actions or uncertainty concerning their scope or application could reduce the development or use of affected DeFi protocols, cause users or service providers to withdraw support from those protocols or their underlying Digital Asset Networks, reduce the liquidity, acceptance or value of related digital assets and adversely affect the prices of the relevant Fund Components and the value of the Shares.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The FSMA, received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, MiCA established a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Government Oversight.”

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

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect PoW-based Digital Asset Networks and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain PoW-based Digital Asset Networks. The operations of PoW-based Digital Asset Networks may also consume significant amounts of energy. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of a PoW-based Digital Asset Network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a PoW-based Digital Asset Network and consequently adversely impact the value of the Shares.

If regulators subject an Authorized Participant, the Fund or the Manager to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Fund or the Manager and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Fund or the Manager cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Fund or the Manager may be required to comply with FinCEN regulations, including those that would mandate the implementation of anti-money laundering programs, certain reports to FinCEN and the maintenance of certain records. Similarly, the activities of an Authorized Participant, the Fund or the Manager may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulations or California’s Digital Financial Assets Law.

Such additional regulatory obligations may cause the Authorized Participant, the Fund or the Manager to incur extraordinary expenses to seek required licenses or registrations or otherwise comply with such obligations. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Fund, or the Manager may decide to discontinue and wind up the Fund. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares.

Statutory or regulatory changes or interpretations could obligate the Fund or the Manager to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which digital assets are treated. In particular, a digital asset may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is also possible that a new Administration and Congress in the United States creates a new classification for digital assets. The Manager and the Fund cannot be certain as to how future regulatory developments will impact the treatment of one or more digital assets under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Manager decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that any Fund Components are deemed to fall within the definition of a “commodity interest” under the CEA, due to the passage of the Clarity Act or otherwise, the Fund and the Manager may be subject to additional regulation under the CEA and CFTC regulations. The Manager may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Manager determines not to comply with such additional regulatory and registration requirements, the Manager will terminate the Fund. Any such termination could result in the liquidation of the Fund’s digital assets at a time that is disadvantageous to shareholders.

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

Although there is no certainty in this regard, the Fund may be a “passive foreign investment company” for U.S. federal income tax purposes.

Although there is no certainty in this regard, the Fund may be a PFIC for U.S. federal income tax purposes. An investment in an equity interest in a PFIC may have materially adverse U.S. federal income tax consequences for a U.S. Holder (as defined below in “Material Cayman Islands and U.S. Federal Income Tax Considerations—Material U.S. Federal Income Tax Consequences to U.S. Holders”). Very generally, if the Fund is a PFIC and a U.S. Holder does not make a QEF Election or an MTM Election with respect to the Fund, any gain recognized by the U.S. Holder in respect of its Shares will be subject to U.S. federal income tax at the rates applicable to ordinary income (using the highest rates in effect throughout the U.S. Holder’s holding period for its Shares, with the gain being treated as earned ratably over such holding period) and the U.S. Holder’s resulting tax liability will be subject to an interest charge.

Assuming that the Fund is a PFIC, a U.S. Holder can mitigate these consequences by making a QEF Election with respect to the Fund. In that case, the U.S. Holder will be required to include in income each year its share of the Fund’s ordinary earnings (as ordinary income) and net capital gain (as long-term capital gain), regardless of whether the Fund makes any distributions. Alternatively, a U.S. Holder that makes an MTM Election with respect to the Fund generally will recognize ordinary income or loss (but, in the case of loss, only to the extent of the net amount of ordinary income previously included with respect to its Shares) in each taxable year to the extent that the fair market value of the Shares at the end of that year differs from the U.S. Holder’s adjusted basis in the Shares at that time. The Fund intends to provide PFIC Annual Information Statements to U.S. Holders to allow them to make QEF Elections or MTM Elections with respect to the Fund. Each U.S. Holder should consult its tax adviser as to whether it should make a QEF Election or an MTM Election.

If the Fund is a PFIC and a U.S. Holder does not make a QEF Election (or MTM Election) with respect to the Fund for the first taxable year in which the U.S. Holder holds Shares, the U.S. Holder will generally not be able to mitigate the consequences of the PFIC regime by making a later QEF Election or MTM Election with respect to the Fund unless the U.S. Holder elects to recognize gain, if any, as if it sold its Shares on the first day of the first taxable year to which the QEF Election or MTM Election applies. Any gain that a U.S. Holder recognizes as a consequence of such an election will be subject to U.S. federal income tax under the rules applicable to an investment in a PFIC for which the shareholder has not made a QEF Election or MTM Election.

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. The IRS subsequently has released two revenue rulings (the “Rulings”) and a set of “Frequently Asked Questions” (the “FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice, the Rulings and the FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, there is no guidance directly addressing whether or in what circumstances, trading by a non-U.S. person in digital assets or engaging in certain activities to generate yield on digital assets might give rise to income that is effectively connected with the conduct of a trade or business in the United States. In addition, although the Notice contemplates that rewards earned from “mining” will constitute taxable income, there is no guidance directly addressing amounts received in connection with digital asset lending activities, including with respect to whether and when engaging in it might rise to the level of a trade or business. It is likely, however, that the IRS would assert that lending digital assets gives rise to current, ordinary income with respect to any compensation received for such lending activities. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending digital assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent digital assets. Because the treatment of digital assets is uncertain, it is possible that the treatment of ownership of any particular digital asset may be adverse to the Fund. For example, ownership of a digital asset could be treated as ownership in an entity, in which case the consequences of ownership of that digital asset would depend on the type and place of organization of the deemed entity. Moreover, although the FAQs and one of the Rulings address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Rulings and the FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Rulings and the FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. Therefore, although the Manager has committed to causing the Fund to abandon all Forked Assets to which the Fund otherwise might become entitled, it is possible that the IRS could treat the Fund’s receipt of digital assets as a result of a fork, airdrop or similar occurrence as ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Rulings and the FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for investors in the Fund and could have an adverse effect on the value of digital assets held in the Fund. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund could hold certain types of digital assets that are not within the scope of the Notice, in the event the Manager seeks to change the Fund’s policy with respect to Forked Assets, subject to NYSE Arca obtaining regulatory approval from the SEC.

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

The Rulings and the FAQs do not address whether income recognized by a non-U.S. person, such as the Fund, as a result of a fork, airdrop or similar occurrence, or from staking or digital asset lending activities, could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. In the absence of guidance, if, in the future, the Fund engages in staking or digital asset lending activities, it is possible that a withholding agent will withhold 30% from any assets derived by the Fund from such activities. In addition, it is possible that a withholding agent would similarly withhold 30% from any assets derived by the Fund as a consequence of a fork, airdrop or similar occurrence in the event that the Manager seeks to change the Fund’s policy with respect to Forked Assets, subject to NYSE Arca obtaining regulatory approval from the SEC.

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

The Manager will manage the affairs of the Fund. Conflicts of interest may arise among the Manager and its affiliates, on the one hand, and the Fund and its shareholders, on the other hand. As a result of these conflicts, the Manager may favor its own interests and the interests of its affiliates over the Fund and its shareholders. These potential conflicts include, among others, the following:

•
The Manager has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Fund and its shareholders in resolving conflicts of interest, provided the Manager does not act in bad faith; as the Manager deems appropriate or necessary;
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
•
The Manager’s indirect parent company, DCG, and certain of its subsidiaries, hold 5.28% of the Shares representing ownership in the Fund, as of August 31, 2026. On March 2, 2022, the Board of Directors of the Manager (the “Board”) approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 31, 2026, DCG did not purchase any Shares under this authorization. However, in the event DCG chooses to purchase Shares of the Fund, such purchase would further increase DCG’s ownership interest in the Fund which, could ultimately result in DCG holding a majority of the Shares, and its interests as a shareholder may conflict with the interests of the Fund’s other shareholders;
•
Several employees of the Manager and the Manager’s indirect parent company, DCG, are FINRA-registered representatives who currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the indirect parent company of the Manager; (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 to September 18, 2025; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index Price for certain of the digital assets held by the Fund, representing less than 1.0% of its equity;
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
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future;
•
The Manager may appoint an agent to act on behalf of the shareholders, and such agent may be the Manager or an affiliate of the Manager; and
•
The Manager has historically, and may again select an Index Provider that is an affiliate of the Manager and the Fund.

DCG is a minority interest holder in Kraken, which operates one of the Digital Asset Trading Platforms included in the Index Price for certain of the digital assets held by the Fund.

DCG, indirect parent company of the Manager, holds a minority interest of less than 1.0% in Kraken. The Fund values its digital assets by reference to the Index Price for each Fund Component. The Index Price is the price in U.S. dollars of a Fund Component as determined by reference to a volume-weighted average price in U.S. dollars for a Fund Component for the immediately preceding
60-minute period derived from data collected from Constituent Trading Platforms (“Indicative Price”) or Index Price provided by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Each Indicative Price and Index Price is derived from the Digital Asset Trading Platforms that are reflected in an index developed by CoinDesk Indices, Inc. Kraken is one of the Digital Asset Trading Platforms.

Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, which could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

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

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Fund’s digital assets in trust on the Fund’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian would remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

Furthermore, during the initial term, the Custodian may terminate the Prime Broker Agreement for Cause (as defined in “Description of the Prime Broker Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Manager or otherwise, without replacement, the Fund will dissolve in accordance with the terms of the LLC Agreement.

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

The ERC provides updates to the Board quarterly, including on changes to security risks and outcomes. The CISO also promptly informs and updates the ERC and the Board of the Manager about any information security incidents that may pose a material risk to the Manager. The Manager contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are included in reporting to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally included in reporting to the ERC and Board.

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

The Manager administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are assessed for risk and may additionally be required to adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

During the year ended June 30, 2026, we did not identify any cybersecurity threats at the Manager or the Fund that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Manager of the Fund until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Fund is not a party to these proceedings, the Fund may in the future be subject to legal proceedings or disputes.

On May 19, 2025, Genesis Capital and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company (the “Merger,”), during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. Genesis Capital is seeking to avoid transfers to GSI, the predecessor in interest to GSO prior to the Merger, of 105 Bitcoin and 37,647.06 Ethereum Classic tokens. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares commenced trading on NYSE Arca on September 19, 2025 under the ticker symbol “GDLC.”

Holders of Record

As of June 30, 2026, there were approximately 15 DTC participating shareholders of record of the Fund. Because most of the Fund’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Fund made no distributions to shareholders during the years ended June 30, 2026 and 2025. The Fund has no obligation to make periodic distributions to shareholders.

Recent Sales of Unregistered Shares

Prior to the Uplisting Date, the Registrant had distributed 15,867,400 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc. (“Genesis”) acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Fund received an aggregate of 7,689.69425900 Bitcoin, 44,513.19192539 Ether, 20,953.27038208 ADA, 25,185.31952582 LTC, 563.90271373 LINK, 7,736.78000000 BCH and 17,294,820.68582300 XRP. Effective February 2, 2026 the Manager adjusted the Fund’s portfolio by removing and selling Cardano (ADA) from the Fund’s portfolio and selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase BNB in accordance with the CD5 Methodology. See “Item 1. Business—Investment Objective” and “Item 15. Financial Statements and Exhibits—Note 4. Portfolio Rebalancing.”

Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, an Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to an Authorized Participant with respect to such sales.

Purchases of Equity Securities

On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 31, 2026, DCG had not purchased any Shares of the Fund under this authorization.

Although the Fund does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Fund redeemed the following Shares:

Period	Total Number of Shares of GDLC Redeemed	Average Price Paid per Share of GDLC(1)

April 1, 2026 - April 30, 2026	-	$-
May 1, 2026 - May 31, 2026	350,000	35.89
June 1, 2026 - June 30, 2026	190,000	29.10
Total	540,000	$33.50
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Prices as of 4:00 p.m., New York time, on the valuation date. The Fund’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

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

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. As of June 30, 2026, the Fund holds Fund Components and, from time to time on a periodic basis, issues Baskets in exchange for deposits of Fund Components. On September 18, 2025, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act and the effectiveness of the registration statement on Form S-3, as amended (File No. 333-286293), the Manager authorized the commencement of a redemption program. Shares of the Fund began trading on NYSE Arca on September 19, 2025, following the effectiveness of the Fund’s registration statement on Form S-3, as amended. The Fund issues Shares only in one or more Baskets to certain Authorized Participants from time to time. Baskets are offered in exchange for Fund Components. Through its redemption program, the Fund redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components, determined by reference to their respective Index Price and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. The Fund is not managed like a business corporation or an active investment vehicle. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Effective June 5, 2025, the Fund Components consist of the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”). For purposes of this Annual Report, the “DLCS Methodology” means the criteria that a digital asset must meet to be eligible for inclusion in the DLCS, as determined from time to time by the Index Provider.

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

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components by the Fund in connection with Share creations and the delivery of Fund Components by the Fund in connection with Share redemptions or for payment of expenses in Fund Components. Prior to September 19, 2025, the Fund was not accepting redemption requests, however the Manager has since authorized the commencement of the Fund’s redemption program on September 19, 2025 in connection with the uplisting of the Shares to NYSE Arca. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Manager’s Fee in the Fund Components.

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

In determining which of the eligible Digital Asset Markets is the Fund’s principal market for each Fund Component, the Fund reviews these criteria in the following order:

•
First, the Fund reviews a list of each Digital Asset Market that maintain practices and policies designed to comply with AML and KYC regulations, and non-Digital Asset Trading Platform Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Review of Financial Results

Financial Highlights for the Years Ended June 30, 2026, 2025, and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share amounts, and each Fund Component and price of each Fund Component, are in thousands)

	For the Years Ended June 30,
	2026	2025	2024
Net realized and unrealized (loss) gain on investments in digital assets	$(246,703)	$266,399	$264,196
Net (decrease) increase in net assets resulting from operations	$(253,784)	$250,266	$254,324
Net assets(1)	$308,960	$777,222	$526,956
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on the Digital Asset Trading Platforms that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investments in digital assets for the year ended June 30, 2026 was ($246,703), which includes a realized gain of $5,536 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $11,056 as a result of the quarterly rebalance of digital assets, a realized gain of $263,871 on the sale of digital assets to meet Redemptions, and net change in unrealized appreciation/depreciation on investments in digital assets of ($527,166). Net decrease in net assets resulting from operations was ($253,784) for the year ended June 30, 2026, which consisted of the net realized and unrealized loss on investments in digital assets, plus the Manager’s Fee of $7,081. Net assets decreased to $308,960 at June 30, 2026, a 60% decrease for the year. The decrease in net assets resulted from the overall price depreciation of Fund Components for the year, the redemption of approximately 2,483 Bitcoin, 15,046 Ether, 7,435,274 XRP, 67,956 SOL, 4,047,532 ADA, and 1,776 BNB, with a value of $338,021 from the Fund, and the withdrawal of approximately 51 Bitcoin, 312 Ether, 153,534 XRP, 1,394 SOL, 75,554 ADA and 67 BNB to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 999 Bitcoin, 6,047 Ether, 3,003,499 XRP, 27,480 SOL, 1,671,371 ADA and 580 BNB, with a value of $123,543 to the Fund in connection with Share creations during the year.

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2025 was $266,399, which includes a realized gain of $12,995 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $9,271 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation/depreciation on investments in digital assets of $244,133. Net increase in net assets resulting from operations was $250,266 for the year ended June 30, 2025, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $16,133. Net assets increased to $777,222 at June 30, 2025, a 47% increase for the year. The increase in net assets resulted from the overall price appreciation of Fund Components for the year, partially offset by the withdrawal of approximately 147 Bitcoin, 893 Ether, 127,897 ADA, 3,556 SOL, 1,537 AVAX and 421,555 XRP to pay the foregoing Manager’s Fee.

Net realized and unrealized gain on investments in digital assets for the year ended June 30, 2024 was $264,196, which includes a realized gain of $6,714 on the transfer of digital assets to pay the Manager’s Fee, a realized gain of $789 as a result of the quarterly rebalance of digital assets, and net change in unrealized appreciation/depreciation on investments in digital assets of $256,693. Net increase in net assets resulting from operations was $254,324 for the year ended June 30, 2024, which consisted of the net realized and unrealized gain on investments in digital assets, less the Manager’s Fee of $9,872. Net assets increased to $526,956 at June 30, 2024, a 93% increase for the year. The increase in net assets resulted from the overall price appreciation of Fund Components for the year, partially offset by the withdrawal of approximately 153 Bitcoin, 942 Ether, 210,014 ADA, 3,292 SOL, 38,180 MATIC, 1,385 AVAX, and 203,318 XRP to pay the foregoing Manager’s Fee.

Cash Resources and Liquidity

The Fund only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling digital assets in the Digital Asset Market to pay Additional Fund Expenses on behalf of the Fund, the Manager endeavors to sell the exact amount of digital assets needed to pay expenses in order to minimize the Fund’s holdings of assets other than the Fund Components. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Fund will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Manager expects that the Fund will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Fund is not a party to any off-balance sheet arrangements.

Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Fund has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Annual Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025	2024
Prices of digital assets on principal market:
Bitcoin	$58,745.18	$107,753.95	$61,929.29
Ether	$1,578.53	$2,516.23	$3,423.00
BNB	$546.62	N/A	N/A
XRP	$1.04	$2.32	$0.47
SOL	$73.62	$157.80	$144.62
ADA	N/A	$0.59	N/A
AVAX	N/A	N/A	$28.47

Principal Market NAV per Share(1)	$26.37	$48.98	$33.21

Principal Market NAV(1)	$308,959,746	$777,222,526	$526,955,720

Index Prices:
Bitcoin	$58,731.82	$107,521.84	$61,908.57
Ether	$1,578.40	$2,505.96	$3,420.12
BNB	$546.57	N/A	N/A
XRP	$1.04	$2.29	$0.47
SOL	$73.62	$157.01	$144.71
ADA	N/A	$0.58	N/A
AVAX	N/A	N/A	$28.33

NAV per Share(2)	$26.36	$48.83	$33.20

NAV(2)	$308,912,912	$774,814,558	$526,722,342

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

For accounting purposes, prior to September 19, 2025, the Fund reflected creations and the digital assets receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of digital assets for proceeds was received. On September 18, 2025, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended, the Manager authorized the commencement of a redemption program. Effective September 19, 2025, the date on which the Shares of the Fund began trading on NYSE Arca, the Fund reflects creations and redemptions and the digital assets for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the digital assets for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the digital assets are delivered or removed from the Fund for settlement.

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

The Fund’s performance prior to September 19, 2025 is based on market-determined prices on OTC Markets and on the Fund’s performance without an ongoing share creation and redemption program. Prior to September 19, 2025, the Fund’s Shares traded at both premiums and discounts to the value of the Fund’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of September 19, 2025, the Fund established an ongoing share creation and redemption program and the Shares of the Fund were listed to NYSE Arca. Hence, the Fund’s performance for periods prior to September 19, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Fund’s performance for periods subsequent to September 19, 2025.

In addition, prior to June 5, 2025, the Fund’s portfolio was constructed pursuant to the DLCS Methodology rather than the current CD5 Methodology, and accordingly the Fund Components and their respective weightings during prior periods may differ from those held by the Fund as of the date of this Annual Report.

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to June 30, 2026. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation.”

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

Bitcoin

The following table illustrates the movements in the Index Price for Bitcoin from July 1, 2021 to June 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
Twelve months ended June 30, 2023	$22,532.93	$30,849.06	6/23/2023	$15,786.90	11/21/2022	$30,396.80	$30,396.80
Twelve months ended June 30, 2024	$45,791.95	$73,128.99	3/13/2024	$25,061.89	9/11/2023	$61,908.57	$60,272.64
Twelve months ended June 30, 2025	$84,040.13	$111,516.97	5/22/2025	$53,112.80	8/5/2024	$107,521.84	$107,521.84
Twelve months ended June 30, 2026	$90,693.70	$125,475.85	10/6/2025	$58,731.82	6/30/2026	$58,731.82	$58,731.82
July 1, 2021 to June 30, 2026	$57,195.82	$125,475.85	10/6/2025	$15,786.90	11/21/2022	$58,731.82	$58,731.82

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
Twelve months ended June 30, 2023	$22,533.12	$30,906.40	6/23/2023	$15,766.93	11/21/2022	$30,361.94	$30,361.94
Twelve months ended June 30, 2024	$45,781.62	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$61,929.29	$59,952.11
Twelve months ended June 30, 2025	$84,013.67	$111,241.94	5/22/2025	$53,469.64	8/5/2024	$107,753.95	$107,753.95
Twelve months ended June 30, 2026	$90,700.71	$125,492.00	10/6/2025	$58,745.18	6/30/2026	$58,745.18	$58,745.18
July 1, 2021 to June 30, 2026	$57,189.69	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$58,745.18	$58,745.18

Ether

The following table illustrates the movements in the Index Price for Ether from July 1, 2021 to June 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$3,028.76	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
Twelve months ended June 30, 2023	$1,565.08	$2,131.48	4/16/2023	$1,045.57	7/12/2022	$1,923.68	$1,923.68
Twelve months ended June 30, 2024	$2,498.01	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$3,420.12	$3,372.09
Twelve months ended June 30, 2025	$2,690.00	$4,070.55	12/6/2024	$1,464.86	4/8/2025	$2,505.96	$2,505.96
Twelve months ended June 30, 2026	$2,960.82	$4,833.41	8/22/2025	$1,553.95	6/6/2026	$1,578.40	$1,578.40
July 1, 2021 to June 30, 2026	$2,548.51	$4,833.41	8/22/2025	$913.51	6/18/2022	$1,578.40	$1,578.40

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
Twelve months ended June 30, 2023	$1,565.23	$2,116.20	4/16/2023	$1,040.35	7/12/2022	$1,925.83	$1,925.83
Twelve months ended June 30, 2024	$2,498.36	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,423.00	$3,371.60
Twelve months ended June 30, 2025	$2,689.64	$4,053.28	12/6/2024	$1,465.40	4/8/2025	$2,516.23	$2,516.23
Twelve months ended June 30, 2026	$2,961.07	$4,833.89	8/22/2025	$1,554.17	6/6/2026	$1,578.53	$1,578.53
July 1, 2021 to June 30, 2026	$2,548.54	$4,833.89	8/22/2025	$913.24	6/18/2022	$1,578.53	$1,578.53

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Index Price from the addition of the token to the Fund’s portfolio on October 1, 2021 to June 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.52	$254.78	11/6/2021	$28.04	6/18/2022	$31.97	$31.97
Twelve months ended June 30, 2023	$24.73	$46.45	8/13/2022	$8.37	12/29/2022	$19.12	$19.12
Twelve months ended June 30, 2024	$88.05	$199.88	3/31/2024	$17.53	9/11/2023	$144.71	$140.95
Twelve months ended June 30, 2025	$167.81	$274.68	1/19/2025	$104.40	4/8/2025	$157.01	$157.01
Twelve months ended June 30, 2026	$133.76	$248.49	9/18/2025	$61.62	6/6/2026	$73.62	$73.62
October 1, 2021 to June 30, 2026	$106.72	$274.68	1/19/2025	$8.37	12/29/2022	$73.62	$73.62

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from October 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 1, 2021 to June 30, 2022	$123.53	$254.44	11/6/2021	$28.04	6/18/2022	$31.98	$31.98
Twelve months ended June 30, 2023	$24.73	$46.33	8/13/2022	$8.29	12/29/2022	$19.09	$19.09
Twelve months ended June 30, 2024	$88.04	$200.17	3/31/2024	$17.51	9/11/2023	$144.62	$140.67
Twelve months ended June 30, 2025	$167.83	$280.00	1/19/2025	$103.92	4/8/2025	$157.80	$157.80
Twelve months ended June 30, 2026	$133.74	$248.45	9/18/2025	$61.61	6/6/2026	$73.62	$73.62
October 1, 2021 to June 30, 2026	$106.72	$280.00	1/19/2025	$8.29	12/29/2022	$73.62	$73.62

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Index Price during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to June 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
January 4, 2024 to June 30, 2024	$0.55	$0.73	3/11/2024	$0.47	6/14/2024	$0.47	$0.47
Twelve months ended June 30, 2025	$1.65	$3.29	1/16/2025	$0.43	7/5/2024	$2.29	$2.29
Twelve months ended June 30, 2026	$2.04	$3.55	7/21/2025	$1.03	6/25/2026	$1.04	$1.04
January 4, 2024 to June 30, 2026	$1.59	$3.55	7/21/2025	$0.43	7/5/2024	$1.04	$1.04

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from January 4, 2024 (when XRP was subsequently re-added to the Fund) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
January 4, 2024 to June 30, 2024	$0.55	$0.73	3/11/2024	$0.47	6/24/2024	$0.47	$0.47
Twelve months ended June 30, 2025	$1.65	$3.29	1/16/2025	$0.43	7/5/2024	$2.32	$2.32
Twelve months ended June 30, 2026	$2.04	$3.55	7/21/2025	$1.03	6/25/2026	$1.04	$1.04
January 4, 2024 to June 30, 2026	$1.59	$3.55	7/21/2025	$0.43	7/5/2024	$1.04	$1.04

BNB

Effective February 2, 2026, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase BNB in accordance with the CD5 Methodology.

The following table illustrates the movements in the Index Price during the period from February 2, 2026 to June 30, 2026.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
February 2, 2026 to June 30, 2026	$626.86	$770.79	2/3/2026	$546.57	6/30/2026	$546.57	$546.57

The following table illustrates the movements in the Digital Asset Market price of BNB, as reported on the Fund’s principal market for BNB, during the period from February 2, 2026 through June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 2, 2026 to June 30, 2026	$626.87	$770.51	2/3/2026	$546.62	6/30/2026	$546.62	$546.62

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Fund’s NAV per Share from November 22, 2019 to September 18, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)(1)

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from September 19, 2025 to June 30, 2026 and the Fund’s NAV per Share from September 19, 2025 to June 30, 2026.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Fund’s NAV per Share from November 22, 2019 to September 18, 2025.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)(1)

(1)
NAV per Share of the Fund prior to and after July 1, 2022 are not comparable due to the change in the fund construction criteria on July 1, 2022. See “Item 1. Business—Investment Objective” for further details.

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Fund’s NAV per Share from September 19, 2025 to June 30, 2026.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended June 30, 2026.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager, the Manager conducted an evaluation of the Fund’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Manager concluded that, as of June 30, 2026, the Fund’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of June 30, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of June 30, 2026.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Fund’s internal controls over financial reporting that occurred during the Fund’s most recently completed fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Manager

The Fund does not have any directors, officers or employees. Under the LLC Agreement, all management functions of the Fund have been delegated to and are conducted by the Manager, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Manager, Peter Mintzberg, the principal executive officer of the Manager, and Kathryn Masci, the principal financial and accounting officer of the Manager, may take certain actions and execute certain agreements and certifications for the Fund, in their capacity as the principal officers of the Manager.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Manager. From January 1, 2025 to October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the reorganization pursuant to which GSI’s business was contributed to GSO effective January 1, 2025 (the “Reorganization”), which was the sole managing member of GSO and an indirect subsidiary of DCG, had a board of directors which was responsible for managing and directing the affairs of the Manager.

On October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Manager.

On October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC, the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments was responsible for managing and directing the affairs of the Manager from October 22, 2025 to May 4, 2026 and consisted of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, mostly the same members as the board of directors of GSOIH prior to the Management Reorganization.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Manager, under authority delegated by the Board. While the Board retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Manager, the Board of Managers was granted authority to manage the day-to-day affairs of the Manager under the amended and restated limited liability company agreement of the Manager. From May 4, 2026 until July 2, 2026, the Board of Managers consisted of Peter Mintzberg, Edward McGee, and Craig Salm.

Effective July 2, 2026, Kathryn Masci was appointed to serve as Interim Chief Financial Officer of the Manager. Ms. Masci was appointed as a member of the Board of Managers and as principal financial and accounting officer of the registrant, and Edward McGee stepped down as Chief Financial Officer, principal financial and accounting officer and a member of the Board of Managers. From and after July 2, 2026, the Board of Managers consists of Peter Mintzberg, Kathryn Masci, and Craig Salm. Mr. Mintzberg, Ms. Masci, and Mr. Salm are granted authority to manage the day-to-day affairs of the Manager under the amended and restated limited liability company agreement of the Manager.

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

Prior to January 1, 2025, references to the “Manager” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former manager of the Fund. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board of Managers” or the “Board” refer to the Board of Managers of the Manager.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 58, has been the Chief Executive Officer of the Manager since August 2024 and has served as a member of the Board of Managers since May 2026. Mr. Mintzberg joins the Manager from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Kathryn Masci, Board Member and Interim Chief Financial Officer

Kathryn Masci, 34, has served as Interim Chief Financial Officer of the Manager and as a member of the Board of Managers since July 2, 2026. Ms. Masci has served as Senior Vice President of Finance of Grayscale since January 2026 and has been with Grayscale since May 2020. Prior to serving as Senior Vice President of Finance, Ms. Masci held various finance and accounting roles at Grayscale. Prior to joining Grayscale, Ms. Masci served as Assistant Controller at Garrison Capital Inc., a publicly traded business development company, from July 2019 to May 2020. Before joining Garrison Capital, Ms. Masci served as a Senior Financial Reporting Associate at Pzena Investment Management, Inc., a publicly traded investment management firm, where she oversaw financial reporting and accounting policy from October 2016 to July 2019. From July 2014 to October 2016, Ms. Masci worked at Ernst & Young LLP in the Banking & Capital Markets and Professional Practice groups, providing audit and advisory services to financial services clients and supporting the consultation and accounting policy process for financial services audit teams. Ms. Masci earned her Bachelor of Science and Master of Science degrees in Accounting from the School of Management at Binghamton University, State University of New York. Ms. Masci is a Certified Public Accountant licensed in the state of New York.

Craig Salm, Board Member and Chief Legal Officer

Craig Salm, 38, has been the Chief Legal Officer of Grayscale since 2022 and has served as a member of the Board of Managers since May 2026. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Fund does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Manager’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Manager, owns beneficially a significant portion of the Shares; (ii) each member of the Board of Managers and executive officer of the Manager individually; and (iii) all members of the Board of Managers and executive officers of the Manager as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of August 31, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)	605,867	5.28%
Directors & Executive Officers of the Manager:(3)
Peter Mintzberg	*	* %
Kathryn Masci	*	* %
Craig Salm	*	* %
Members of the Board of Managers, Executive Officers & Other Named Executive Officers of the Manager as a group	*	* %

(1)
Includes 27,060 Shares held by Digital Currency Group, Inc. and 578,807 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 31, 2026, DCG did not purchase any Shares of the Fund under this authorization.
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

Digital Currency Group, Inc.

DCG is (i) the indirect parent company of the Manager, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 to September 18, 2025, (iii) formerly the indirect parent company of the Index Provider (prior to its sale to an unaffiliated third party on November 20, 2023), and (iv) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index Price for certain of the digital assets held by the Fund, representing less than 1.0% of its equity.

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

Authorized Participants

Prior to October 3, 2022, Genesis, an affiliate of the Fund and the Manager, was the only Authorized Participant and was party to a participant agreement with the Manager and the Fund. From October 3, 2022 through September 18, 2025, Grayscale Securities, an affiliate of the Fund and the Manager, was the Authorized Participant. Effective September 19, 2025, the Manager, on behalf of the Fund, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and ABN AMRO Clearing USA LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Manager may engage additional Authorized Participants who are unaffiliated with the Fund in the future.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”), for the years ended June 30, 2026 and 2025:

	Years Ended June 30,
	2026	2025
Audit fees	$254,000	$193,440
Total	$254,000	$193,440

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG for professional services for the audit of the Fund’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Fund has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended June 30, 2026, are made by the Audit Committee. Prior to January 1, 2025, “Board” refers to the board of directors of Grayscale Investments, LLC, the former Manager of the Fund. From January 1, 2025, to October 22, 2025, “Board” refers to the board of directors of GSOIH. From and after October 22, 2025, “Board” refers to the board of directors of Grayscale Investments. From and after May 4, 2026, “Board” refers to the board of managers of the Manager.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit Number	Exhibit Description

4.1

Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 4.1 of the Amendment No. 3 to the Registration Statement on Form S-3 filed by the Registrant on June 26, 2025).

4.2	Form of Participant Agreement (incorporated by reference to Exhibit 4.2 of the Amendment No. 3 to the Registration Statement on Form S-3 filed by the Registrant on June 26, 2025).

4.3*	Description of Registrant’s Securities.

10.1†

Prime Broker Agreement, dated June 25, 2025, by and among the Fund, the Manager and the Prime Broker, on behalf of itself, the Custodian, and Coinbase Credit (incorporated by reference to Exhibit 99.1 of the Amendment No. 3 to the Registration Statement on Form S-3 filed by the Registrant on June 26, 2025).

10.2

Marketing Agent Agreement, dated as of June 25, 2025, between the Manager and the Marketing Agent (incorporated by reference to Exhibit 99.3 of the Amendment No. 3 to the Registration Statement on Form S-3 filed by the Registrant on June 26, 2025).

10.4†

Index License Agreement, dated January 31, 2022 between the Manager and the Reference Rate Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on February 4, 2022).

10.5†

Amendment No.1 to the Index License Agreement, dated June 20, 2023, between the Manager and the Reference Rate Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 23, 2023).

10.6†

Amendment No. 7 to the Index License Agreement, dated June 26, 2025, between the Manager and the Index Provider (incorporated by reference to Exhibit 99.6 of the Amendment No. 3 to the Registration Statement on Form S-3 filed by the Registrant on June 26, 2025).

10.7

Form of Transfer Agency and Service Agreement between the Fund and the Transfer Agent (incorporated by reference to Exhibit 99.7 of the Amendment No. 3 to the Registration Statement on Form S-3 filed by the Registrant on June 26, 2025).

10.8

Co-Transfer Agency Agreement, dated June 25, 2025, between the Manager and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.8 of the Amendment No. 3 to the Registration Statement on Form S-3 filed by the Registrant on June 26, 2025).

10.9†	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

10.10†	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

10.11†

Prime Broker Agreement, dated October 3, 2025, among the Manager, on behalf of itself and the Fund, Coinbase, Inc. and Coinbase Custody Trust Company, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 9, 2025).

10.12†

Fund Administration and Accounting Agreement, dated October 9, 2025, between the Fund and the Administrator (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on October 9, 2025).

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

Grayscale Investments Sponsors, LLC as Manager of Grayscale CoinDesk Crypto 5 ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Managers and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Member of the Board of Managers and Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Craig Salm
	Name:	Craig Salm
	Title:	Member of the Board of Managers and Chief Legal Officer*

Date: September 3, 2026

* The Registrant is a fund and the persons are signing in their capacities as officers and managers of Grayscale Investments Sponsors, LLC, the Manager of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of

Grayscale CoinDesk Crypto 5 ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Grayscale CoinDesk Crypto 5 ETF (the Fund), including the schedules of investments as of June 30, 2026 and June 30, 2025, the related statements of operations, and changes in net assets for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2026 and June 30, 2025, and the results of its operations and the changes in its net assets for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

September 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of
Grayscale CoinDesk Crypto 5 ETF

Opinion on the Financial Statements

We have audited the statements of operations and changes in net assets of Grayscale CoinDesk Crypto 5 ETF (the “Fund”) for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Fund’s Manager, Grayscale Investments Sponsors, LLC. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter - Investment in Digital Assets

In forming our opinion, we have considered the adequacy of the disclosures included in Note 8 to the financial statements concerning among other things the risks and uncertainties related to the Fund’s investments in digital assets and Incidental Rights or IR Virtual Currency that arise as a result of the Fund’s investments in digital assets. The risks and rewards to be recognized by the Fund associated with its investments in digital assets will be dependent on many factors outside of the Fund’s control. The currently immature nature of the digital asset markets including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital assets continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of digital assets. Our opinion is not qualified in respect to this matter.

/s/ Marcum LLP

We have served as the Fund’s auditor from 2018 to 2024 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York

September 6, 2024

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30,
	2026	2025
Assets:
Investments in digital assets, at fair value (cost $187,558 and $128,652 as of June 30, 2026 and 2025, respectively)	$308,960	$777,222
Total assets	$308,960	$777,222
Liabilities:
Manager's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$308,960	$777,222
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,717,400	15,867,400
Principal Market NAV per Share	$26.37	$48.98

See accompanying notes to the financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

SCHEDULES OF INVESTMENTS

(Amounts in thousands, except quantity of each Fund Component and percentages)

June 30, 2026
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	3,998.60212121	$113,218	$234,899	76.03%
Investment in Ether	24,105.55063863	24,579	38,051	12.32%
Investment in BNB	26,921.18075122	23,029	14,716	4.76%
Investment in XRP	12,297,372.840048	11,861	12,829	4.15%
Investment in SOL	114,989.59779509	14,871	8,465	2.74%
Total Investments		$187,558	$308,960	100.00%
Net assets			$308,960	100.00%

June 30, 2025
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	5,757.74321433	$70,994	$620,419	79.83%
Investment in Ether	35,007.73089383	17,524	88,088	11.33%
Investment in XRP	16,870,769.902426	10,165	39,140	5.04%
Investment in SOL	148,399.95605973	18,288	23,417	3.01%
Investment in ADA	10,440,402.251514	11,681	6,158	0.79%
Total Investments		$128,652	$777,222	100.00%
Net assets			$777,222	100.00%

See accompanying notes to the financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended June 30,
	2026	2025	2024
Investment income:
Investment income	$-	$-	$-
Expenses:
Manager's Fee, related party	7,081	16,133	9,872
Net investment loss	(7,081)	(16,133)	(9,872)
Net realized and unrealized (loss) gain from:
Net realized gain on investments in digital assets sold for rebalancing	11,056	9,271	789
Net realized gain on investments in digital assets sold to pay expenses	5,536	12,995	6,714
Net realized gain on investments in digital assets sold for redemption of Shares	263,871	-	-
Net change in unrealized appreciation/depreciation on investments in digital assets	(527,166)	244,133	256,693
Net realized and unrealized (loss) gain on investments	(246,703)	266,399	264,196
Net (decrease) increase in net assets resulting from operations	$(253,784)	$250,266	$254,324

See accompanying notes to the financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended June 30,
	2026	2025	2024
(Decrease) increase in net assets from operations:
Net investment loss	$(7,081)	$(16,133)	$(9,872)
Net realized gain on investments in digital assets sold for rebalancing	11,056	9,271	789
Net realized gain on investments in digital assets sold to pay expenses	5,536	12,995	6,714
Net realized gain on investments in digital assets sold for redemption of Shares	263,871	-	-
Net change in unrealized appreciation/depreciation on investments in digital assets	(527,166)	244,133	256,693
Net (decrease) increase in net assets resulting from operations	(253,784)	250,266	254,324
(Decrease) increase in net assets from capital share transactions:
Shares issued	123,543	-	-
Shares redeemed	(338,021)	-	-
Net decrease in net assets resulting from capital share transactions	(214,478)	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(468,262)	250,266	254,324
Net assets:
Beginning of year	777,222	526,956	272,632
End of year	$308,960	$777,222	$526,956
Change in Shares outstanding:
Shares outstanding at beginning of year	15,867,400	15,867,400	15,867,400
Shares issued	2,790,000	-	-
Shares redeemed	(6,940,000)	-	-
Net decrease in Shares	(4,150,000)	-	-
Shares outstanding at end of year	11,717,400	15,867,400	15,867,400

See accompanying notes to the financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale CoinDesk Crypto 5 ETF (formerly Grayscale Digital Large Cap Fund LLC) (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. The Fund’s investment objective is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund and for the value of the Shares to reflect the value of such Fund Components at any given time, less the Fund’s expenses and other liabilities. The Fund issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for the Fund Components.

The Fund’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on September 18, 2025 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GDLC” on September 19, 2025 (the “Uplisting Date”).

Historically, from July 1, 2022 through June 5, 2025, the Fund’s digital assets consisted of digital assets that comprised the CoinDesk Large Cap Select Index (the “DLCS”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. The DLCS was designed and managed by CoinDesk Indices, Inc. (the “Index Provider”) as discussed in Note 4. Effective June 5, 2025, the Index Provider changed the DLCS to the CoinDesk 5 Index (“CD5” or the “Index”). As a result, effective June 5, 2025, the Fund Components will consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider, as discussed in Note 4. As of June 30, 2026, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), Solana (“SOL”), XRP, and BNB (collectively, the “Fund Components”). On a quarterly basis during a period beginning 30 days before the last business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”), the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Third Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The Fund is authorized under the LLC Agreement to create and issue an unlimited number of equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund (in minimum baskets of 10,000 Shares, referred to as “Baskets”) in connection with creations. From time to time, the Fund may hold cash in U.S. dollars.

Grayscale Investments, LLC (“GSI”) was the manager of the Fund before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-manager of the Fund from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Manager”) was the co-manager of the Fund from January 1, 2025 to May 3, 2025 and is the sole remaining manager thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Manager is responsible for the day-to-day administration of the Fund pursuant to the provisions of the LLC Agreement. The Manager is responsible for preparing and providing annual and quarterly reports on behalf of the Fund to investors and is also responsible for selecting and monitoring the Fund’s service providers. As partial consideration for the Manager’s services, the Fund pays a fee to the Manager, calculated as 0.59% of the aggregate value of the Fund’s digital asset holdings, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Manager or its delegates (the “Manager’s Fee”). The Manager also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Fund. Information related to the affiliated investment products can be found on the Manager’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements.

Liquidity Providers facilitate the purchase and sale of Fund Components in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in digital asset transactions as third parties that are not affiliated with the Manager or the Fund and are not acting as agents of the Fund, the Manager, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Fund, the Manager, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Fund in the future.

Coinbase, Inc., is the prime broker (the “Prime Broker”) of the Fund and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Manager and the Fund with respect to the Fund’s Fund Components which are held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Fund’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Fund. The Custodian is responsible for safeguarding the Fund Components held by the Fund, and holding the private key(s) that provide access to the Fund’s digital wallets and vaults.

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

Until September 19, 2025, the Fund’s trading symbol on OTC Markets was “GDLC.” On September 19, 2025, Shares of the Fund began trading on NYSE Arca following the effectiveness of the Fund’s registration statement on Form S-3, as amended (File No. 333-286293). The Fund’s trading symbol on NYSE Arca is “GDLC” and the CUSIP number for its Shares is G40705108.

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

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Fund qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

In determining which of the eligible Digital Asset Markets is the Fund’s principal market, the Fund reviews these criteria in the following order:

First, the Fund reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering and know-your-customer regulations, and non-Digital Asset Trading Platform Markets that the Fund reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in Bitcoin	$234,899	$234,899	$-	$-
Investment in Ether	$38,051	$38,051	$-	$-
Investment in BNB	$14,716	$-	$14,716	$-
Investment in XRP	$12,829	$12,829	$-	$-
Investment in SOL	$8,465	$8,465	$-	$-
	$308,960	$294,244	$14,716	$-
June 30, 2025
Assets
Investment in Bitcoin	$620,419	$620,419	$-	$-
Investment in Ether	$88,088	$88,088	$-	$-
Investment in XRP	$39,140	$39,140	$-	$-
Investment in SOL	$23,417	$23,417	$-	$-
Investment in ADA	$6,158	$6,158	$-	$-
	$777,222	$777,222	$-	$-

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

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market considered to be its principal market, as determined by the Fund:

		June 30,
Fund Component	Principal Market	2026	2025	2024
Bitcoin	Crypto.com	$58,745.18	$107,753.95	$61,929.29
Ether	Crypto.com	$1,578.53	$2,516.23	$3,423.00
BNB(5)	Coinbase	$546.62	N/A	N/A
XRP(1)(2)	Coinbase	$1.04	$2.32	$0.47
SOL(2)	Coinbase	$73.62	$157.80	$144.62
ADA(2)(3)(4)(5)	Coinbase	N/A	$0.59	N/A
AVAX(1)(4)	Coinbase	N/A	N/A	$28.47

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
(5)
Effective January 30, 2026, the Manager removed ADA from the Fund’s portfolio and used the cash proceeds to purchase BNB and adjusted the existing Fund Components in proportion to their respective weightings and in accordance with the CD5 Methodology.

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2023	6,230.97866186	$189,185
Bitcoin contributed	-	-
Net Bitcoin distributed from portfolio rebalancing	(87.42054382)	(2,751)
Bitcoin distributed for Manager's Fee, related party	(153.06326914)	(6,964)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	180,523
Net realized gain on investment in Bitcoin	-	10,994
Bitcoin balance at June 30, 2024	5,990.49484890	$370,987
Bitcoin contributed	-	-
Net Bitcoin distributed from portfolio rebalancing	(86.13516106)	(7,792)
Bitcoin distributed for Manager's Fee, related party	(146.61647351)	(12,294)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	252,302
Net realized gain on investment in Bitcoin	-	17,216
Bitcoin balance at June 30, 2025	5,757.74321433	$620,419
Bitcoin contributed	998.67136757	92,844
Bitcoin redeemed	(2,483.24397994)	(251,106)
Net Bitcoin distributed from portfolio rebalancing	(223.11323913)	(19,140)
Bitcoin distributed for Manager's Fee, related party	(51.45524162)	(5,301)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(427,744)
Net realized gain on investment in Bitcoin sold for rebalancing	-	13,238
Net realized gain on investment in Bitcoin sold to pay expenses	-	4,397
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	207,292
Bitcoin balance at June 30, 2026	3,998.60212121	$234,899

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2023	39,445.13266916	$75,964
Ether contributed	-	-
Net Ether distributed from portfolio rebalancing	(1,925.59571086)	(3,779)
Ether distributed for Manager's Fee, related party	(941.94243493)	(2,337)
Net change in unrealized appreciation/depreciation on investment in Ether	-	50,085
Net realized gain on investment in Ether	-	5,272
Ether balance at June 30, 2024	36,577.59452337	$125,205
Ether contributed	-	-
Net Ether distributed from portfolio rebalancing	(677.32474886)	(2,176)
Ether distributed for Manager's Fee, related party	(892.53888068)	(2,404)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(36,331)
Net realized gain on investment in Ether	-	3,794
Ether balance at June 30, 2025	35,007.73089383	$88,088
Ether contributed	6,046.93799093	18,920
Ether redeemed	(15,046.30034267)	(53,643)
Net Ether distributed from portfolio rebalancing	(1,590.88275196)	(4,488)
Ether distributed for Manager's Fee, related party	(311.93515150)	(1,074)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(57,092)
Net realized gain on investment in Ether sold for rebalancing	-	3,003
Net realized gain on investment in Ether sold to pay expenses	-	864
Net realized gain on investment in Ether sold for redemption of Shares	-	43,473
Ether balance at June 30, 2026	24,105.55063863	$38,051

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2023	123,915.89529091	$2,366
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	14,724.90144955	1,274
SOL distributed for Manager's Fee, related party	(3,292.00953097)	(292)
Net change in unrealized appreciation/depreciation on investment in SOL	-	16,330
Net realized loss on investment in SOL	-	(104)
SOL balance at June 30, 2024	135,348.78720949	$19,574
SOL contributed	-	-
Net SOL contributed from portfolio rebalancing	16,607.55009890	2,425
SOL distributed for Manager's Fee, related party	(3,556.38124866)	(597)
Net change in unrealized appreciation/depreciation on investment in SOL	-	1,849
Net realized loss on investment in SOL	-	166
SOL balance at June 30, 2025	148,399.95605973	$23,417
SOL contributed	27,479.64303465	3,983
SOL redeemed	(67,956.37864423)	(11,740)
Net SOL contributed from portfolio rebalancing	8,460.31829535	1,491
SOL distributed for Manager's Fee, related party	(1,393.94095041)	(224)
Net change in unrealized appreciation/depreciation on investment in SOL	-	(11,534)
Net realized loss on investment in SOL sold for rebalancing	-	(37)
Net realized gain on investment in SOL sold to pay expenses	-	47
Net realized gain on investment in SOL sold for redemption of Shares	-	3,062
SOL balance at June 30, 2026	114,989.59779509	$8,465

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2023	-	$-
XRP contributed	-	-
Net XRP contributed from portfolio rebalancing	16,922,626.498281	9,882
XRP distributed for Manager's Fee, related party	(203,318.578941)	(111)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(1,847)
Net realized loss on investment in XRP	-	(7)
XRP balance at June 30, 2024	16,719,307.919340	$7,917
XRP contributed	-	-
Net XRP contributed from portfolio rebalancing	573,017.276190	648
XRP distributed for Manager's Fee, related party	(421,555.293104)	(695)
Net change in unrealized appreciation/depreciation on investment in XRP	-	30,822
Net realized loss on investment in XRP	-	448
XRP balance at June 30, 2025	16,870,769.902426	$39,140
XRP contributed	3,003,498.52500500	6,599
XRP redeemed	(7,435,273.66111900)	(17,742)
Net XRP contributed from portfolio rebalancing	11,911.76985100	387
XRP distributed for Manager's Fee, related party	(153,533.69611500)	(384)
Net change in unrealized appreciation/depreciation on investment in XRP	-	(28,007)
Net realized gain on investment in XRP sold for rebalancing	-	379
Net realized gain on investment in XRP sold to pay expenses	-	271
Net realized gain on investment in XRP sold for redemption of Shares	-	12,186
XRP balance at June 30, 2026	12,297,372.84004800	$12,829

(Amounts in thousands, except ADA amounts)	Quantity	Fair Value
ADA balance at June 30, 2023	11,194,902.551275	$3,195
ADA contributed	-	-
Net ADA distributed from portfolio rebalancing	(10,984,888.769029)	(6,478)
ADA distributed for Manager's Fee, related party	(210,013.782246)	(89)
Net change in unrealized appreciation/depreciation on investment in ADA	-	12,051
Net realized loss on investment in ADA	-	(8,679)
ADA balance at June 30, 2024	-	$-
ADA contributed	-	-
Net ADA contributed from portfolio rebalancing	10,568,299.628398	11,727
ADA distributed for Manager's Fee, related party	(127,897.376884)	(96)
Net change in unrealized appreciation/depreciation on investment in ADA	-	(5,523)
Net realized gain on investment in ADA	-	50
ADA balance at June 30, 2025	10,440,402.251514	$6,158
ADA contributed	1,671,370.544544	834
ADA redeemed	(4,047,532.126307)	(2,646)
Net ADA distributed from portfolio rebalancing	(7,988,687.039545)	(2,555)
ADA distributed for Manager's Fee, related party	(75,553.630206)	(55)
Net change in unrealized appreciation/depreciation on investment in ADA	-	5,524
Net realized loss on investment in ADA sold for rebalancing	-	(5,468)
Net realized loss on investment in ADA sold to pay expenses	-	(28)
Net realized loss on investment in ADA sold for redemption of Shares	-	(1,764)
ADA balance at June 30, 2026	-	$-

(Amounts in thousands, except BNB amounts)	Quantity	Fair Value
BNB balance at June 30, 2025	-	$-
BNB contributed	580.43181481	363
BNB redeemed	(1,775.78503430)	(1,144)
Net BNB contributed from portfolio rebalancing	28,183.66065009	24,305
BNB distributed for Manager's Fee, related party	(67.12667938)	(43)
Net change in unrealized appreciation/depreciation on investment in BNB	-	(8,313)
Net realized loss on investment in BNB sold for rebalancing		(59)
Net realized loss on investment in BNB sold to pay expenses		(15)
Net realized loss on investment in BNB sold for redemption of Shares	-	(378)
BNB balance at June 30, 2026	26,921.18075122	$14,716

(Amounts in thousands, except MATIC amounts)	Quantity	Fair Value
MATIC balance at June 30, 2023	2,926,029.61320324	$1,922
MATIC contributed	-	-
Net MATIC distributed from portfolio rebalancing	(2,887,850.26244458)	(2,486)
MATIC distributed for Manager’s Fee, related party	(38,179.35075866)	(26)
Net change in unrealized appreciation/depreciation on investment in MATIC	-	565
Net realized gain on investment in MATIC	-	25
MATIC balance at June 30, 2024	-	$-

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
AVAX balance at June 30, 2023	-	$-
AVAX contributed	-	-
Net AVAX contributed from portfolio rebalancing	116,340.93500452	4,338
AVAX distributed for Manager's Fee, related party	(1,385.27021072)	(53)
Net change in unrealized appreciation/depreciation on investment in AVAX	-	(1,014)
Net realized gain on investment in AVAX	-	2
AVAX balance at June 30, 2024	114,955.66479380	$3,273
AVAX contributed	-	-
Net AVAX distributed from portfolio rebalancing	(113,418.90243682)	(4,832)
AVAX distributed for Manager's Fee, related party	(1,536.76235698)	(47)
Net change in unrealized appreciation/depreciation on investment in AVAX	-	1,014
Net realized gain on investment in AVAX	-	592
AVAX balance at June 30, 2025	-	$-

4. Portfolio Rebalancing

From July 1, 2022 through June 5, 2025, the Fund Components have consisted of the digital assets that make up the DLCS, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain cases. Effective June 5, 2025, the Index Provider changed the DLCS to the CD5. As a result, effective June 5, 2025, the Fund Components consist of the digital assets that make up the CD5, as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by the Index Provider. The change from DLCS to CD5 on June 5, 2025 had no impact on the Fund Components or the respective weightings.

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

On April 30, 2026, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, XRP, BNB and SOL met the inclusion criteria of the CD5 Index. On May 1, 2026, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On May 1, 2026, following the rebalancing, the Fund recognized a realized gain of $35,142 in connection with the sale of 0.54039956 Bitcoin, 54.82415516 Ether, and 248.38391219 BNB to purchase 122,667.531700 XRP, and 1,814.17281091 SOL.

5. Creations and Redemptions of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the U.S. Dollar portion, if any. The amount of tokens of each Fund Component required for each Creation Basket or Redemption Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0003 Bitcoin, 0.0021 Ether, 0.0023 BNB, 1.0495 XRP, and 0.0098 SOL, at June 30, 2026. Each Share represented approximately 0.0004 Bitcoin, 0.0022 Ether, 1.0632 XRP, 0.0094 SOL, and 0.6580 ADA at June 30, 2025. A “Creation Basket” is a Basket of Shares issued by the Fund upon deposits of the Basket Amount required for each such Creation Basket.

On September 18, 2025, in connection with the approval for listing and trading of the Shares of the Fund under Rule 19b-4 of the Securities Exchange Act and the effectiveness of the registration statement on Form S-3, as amended, the Manager authorized the commencement of a redemption program once the registration statement on Form S-3, as amended, was declared effective.

	Years Ended June 30,
	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,790,000	-
Shares redeemed	(6,940,000)	-
Net Change in Number of Shares Issued and Redeemed	(4,150,000)	-

	Years Ended June 30,
(Amounts in thousands)	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$123,543	$-
Shares redeemed	(338,021)	-
Net Change in Value of Shares Issued and Redeemed	$(214,478)	$-

The Fund Component receivables represent the value of the Fund Components covered by contractually binding orders for the creation of Shares where the digital assets have not yet been transferred to the Fund’s accounts. Generally, ownership of the Fund Components is transferred within no more than two business days of the trade date.

As of June 30,
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

As of June 30,
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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the years ended June 30, 2026, 2025 and 2024, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or 2025.

7. Related Parties

The Fund considered the following entities, their directors and certain employees to be related parties of the Fund as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2026 and 2025, 709,402 and 1,058,657 Shares of the Fund were held by related parties of the Fund, respectively.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Manager.

On October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC, the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments was responsible for managing and directing the affairs of the Manager from October 22, 2025 to May 4, 2026 and consisted of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, mostly the same members as the board of directors of GSOIH prior to the Management Reorganization.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC (the “Board of Managers”) was created to manage and direct the affairs of the Manager, under authority delegated by the Board. While the Board retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Manager, the Board of Managers was granted authority to manage the day-to-day affairs of the Manager under the amended and restated limited liability company agreement of the Manager. From May 4,
2026 until July 2, 2026, the Board of Managers consisted of Peter Mintzberg, Edward McGee, and Craig Salm.

Effective July 2, 2026, Kathryn Masci was appointed to serve as Interim Chief Financial Officer of the Manager. Ms. Masci was appointed as a member of the Board of Managers and as principal financial and accounting officer of the registrant, and Edward McGee stepped down as Chief Financial Officer, principal financial and accounting officer and a member of the Board of Managers. From and after July 2, 2026, the Board of Managers consists of Peter Mintzberg, Kathryn Masci, and Craig Salm. Mr. Mintzberg, Ms. Masci, and Mr. Salm are granted authority to manage the day-to-day affairs of the Manager under the amended and restated limited liability company agreement of the Manager.

On September 18, 2025, the Manager entered into the Third Amended and Restated LLC Agreement in order to reduce the Manager’s Fee to 0.59%, effective as of the Uplisting Date. As a result, effective September 19, 2025, the Manager’s Fee was lowered from 2.5% to 0.59%. The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighing for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date.

As partial consideration for receipt of the Manager’s Fee, the Manager is obligated under the LLC Agreement to assume and pay all fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including Marketing Fees; the Administrator Fee, if any; Custodian Fees; transfer agent fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended; and fees relating to any other regulatory requirements in the Cayman Islands; printing and mailing costs; the costs of maintaining the Fund’s website and applicable license fees (together, the “Manager-paid Expenses”).

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

In such circumstances, the Manager or its delegate (i) will instruct the Custodian to withdraw from the Custodial Account of Fund Components (segregated custody accounts to store private keys, which allow for the transfer of ownership or control of the Fund’s digital assets, on the Fund’s behalf) in proportion to their respective Fund Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of each asset (determined net of any associated fees) at which the Fund is able to sell such asset or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components in kind to the Manager, in each case in such quantity as may be necessary to permit payment of such Additional Fund Expenses.

For the years ended June 30, 2026, 2025, and 2024, the Fund incurred Manager’s Fees of $7,080,084, $16,131,655 and $9,872,855, respectively. As of June 30, 2026, 2025, and 2024, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the years ended June 30, 2026, 2025, and 2024, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

On March 2, 2022, the board of the Manager approved the purchase by DCG, the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2026, DCG had not purchased any Shares of the Fund.

8. Concentration Risk

The Fund is highly concentrated in Bitcoin and Ether, particularly Bitcoin, and declines in the value of either asset could disproportionately reduce the Fund’s NAV and the value of the Shares. As a result, the Fund’s NAV and the value of the Shares are more sensitive to changes in the value of Bitcoin and Ether, particularly Bitcoin, than to changes in the value of any other Fund Component. Bitcoin and Ether have experienced significant price volatility and declines, and the Fund’s other holdings may not offset losses in either asset. The Fund’s exposure to Bitcoin and Ether may increase or decrease as the Index is rebalanced and may remain highly concentrated. Accordingly, a decline in the value of Bitcoin or Ether could materially and adversely affect the value of the Shares.

9. Quarterly Statements of Operations

Fiscal Year Ended June 30, 2026

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2025	Dec-31, 2025	Mar-31, 2026	Jun-30, 2026	Year Ended June 30, 2026
Expenses
Manager's Fee, related party	$4,972	$899	$638	$572	$7,081
Net investment loss	$(4,972)	$(899)	$(638)	$(572)	$(7,081)
Net realized and unrealized gain (loss) from:
Net realized gain on investments in digital assets sold for rebalancing	1,648	733	8,643	32	11,056
Net realized gain on investments in digital assets sold to pay expenses	4,232	656	361	287	5,536
Net realized gain on investments in digital assets sold for redemption of Shares	128,667	100,362	25,401	9,441	263,871
Net change in unrealized appreciation/depreciation on investments in digital assets	(21,466)	(283,918)	(157,975)	(63,807)	(527,166)
Net realized and unrealized gain (loss) on investments	113,081	(182,167)	(123,570)	(54,047)	(246,703)
Net increase (decrease) in net assets resulting from operations	$108,109	$(183,066)	$(124,208)	$(54,619)	$(253,784)

Fiscal Year Ended June 30, 2025

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2024	Dec-31, 2024	Mar-31, 2025	Jun-30, 2025	Year Ended June 30, 2025
Expenses
Manager's Fee, related party	$3,135	$4,138	$4,414	$4,446	$16,133
Net investment loss	$(3,135)	$(4,138)	$(4,414)	$(4,446)	$(16,133)
Net realized and unrealized (loss) gain from:
Net realized gain on investments in digital assets sold for rebalancing	778	339	6,905	1,249	9,271
Net realized gain on investments in digital assets sold to pay expenses	2,362	3,369	3,625	3,639	12,995
Net change in unrealized appreciation/depreciation on investments in digital assets	(20,358)	232,027	(141,229)	173,693	244,133
Net realized and unrealized (loss) gain on investments	(17,218)	235,735	(130,699)	178,581	266,399
Net (decrease) increase in net assets resulting from operations	$(20,353)	$231,597	$(135,113)	$174,135	$250,266

10. Financial Highlights Per Share Performance

	Years Ended June 30,
	2026	2025	2024
Per Share Data:
Principal Market NAV, beginning of year	$48.98	$33.21	$17.18
Net (decrease) increase in net assets from investment operations
Net investment loss	(0.54)	(1.02)	(0.62)
Net realized and unrealized (loss) gain	(22.07)	16.79	16.65
Net (decrease) increase in net assets resulting from operations	(22.61)	15.77	16.03
Principal Market NAV, end of year	$26.37	$48.98	$33.21
Total return	-46.16%	47.49%	93.31%
Ratios to average net assets:
Net investment loss	-1.23%	-2.50%	-2.50%
Expenses	-1.23%	-2.50%	-2.50%

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

12. Subsequent Events

On July 31, 2026, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, BNB, XRP, and SOL met the inclusion criteria of the CD5 Index. On August 3, 2026, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. As of August 3, 2026, following the rebalancing, the Fund Components consisted of 75.54% Bitcoin, 13.30% Ether, 4.64% BNB, 3.98% XRP, and 2.54% SOL, and each of the Fund’s Shares represented 0.0003 Bitcoin, 0.0021 Ether, 0.0023 BNB, 1.0633 XRP, and 0.0099 SOL.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.