Form 10-Q
period 2026-09-30
Grayscale CoinDesk Crypto 5 ETF
filed 2026-11-10
CIK 1729997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of Shares of the registrant outstanding as of November 6, 2026: 11,147,400

Grayscale® COINDESK CRYPTO 5 ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2026	June 30, 2026
Assets:
Investments in digital assets, at fair value (cost $182,106 and $187,558 as of September 30, 2026 and June 30, 2026, respectively)	$437,855	$308,960
Total assets	$437,855	$308,960
Liabilities:
Manager’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$437,855	$308,960
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,397,400	11,717,400
Principal Market NAV per Share	$38.42	$26.37

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

SCHEDULES OF INVESTMENTs (UNAUDITED)

(Amounts in thousands, except quantity of each Fund Component and percentages)

September 30, 2026
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	3,884.22629661	$110,001	$324,528	74.12%
Investment in Ether	23,366.88591545	23,826	62,349	14.24%
Investment in BNB	25,783.98776842	22,056	19,729	4.50%
Investment in XRP	12,107,642.390806	11,694	18,023	4.12%
Investment in SOL	112,859.52393813	14,529	13,226	3.02%
Total Investments		$182,106	$437,855	100.00%
Net assets			$437,855	100.00%

June 30, 2026
	Quantity	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	3,998.60212121	$113,218	$234,899	76.03%
Investment in Ether	24,105.55063863	24,579	38,051	12.32%
Investment in BNB	26,921.18075122	23,029	14,716	4.76%
Investment in XRP	12,297,372.840048	11,861	12,829	4.15%
Investment in SOL	114,989.59779509	14,871	8,465	2.74%
Total Investments		$187,558	$308,960	100.00%
Net assets			$308,960	100.00%

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2026	2025
Investment income:
Investment income	$-	$-
Expenses:
Manager’s Fee, related party	557	4,972
Net investment loss	(557)	(4,972)
Net realized and unrealized gain from:
Net realized gain (loss) from:
Digital assets sold for rebalancing	$(61)	$1,648
Digital assets sold to pay expenses	281	4,232
Digital assets sold for redemption of Shares	6,467	128,667
Net realized gain	6,687	134,547
Net change in unrealized appreciation/depreciation	134,347	(21,466)
Net realized and unrealized gain	141,034	113,081
Net increase in net assets resulting from operations	$140,477	$108,109

See accompanying notes to the unaudited financial statements.

grayscale COINDESK CRYPTO 5 ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2026	2025
Increase in net assets from operations:
Net investment loss	$(557)	$(4,972)
Net realized gain	6,687	134,547
Net change in unrealized appreciation/depreciation	134,347	(21,466)
Net increase in net assets resulting from operations	140,477	108,109
Decrease in net assets from capital share transactions:
Shares issued	-	6,432
Shares redeemed	(11,582)	(151,128)
Net decrease in net assets resulting from capital share transactions	(11,582)	(144,696)
Total (decrease) increase in net assets from operations and capital share transactions	128,895	(36,587)
Net assets:
Beginning of period	308,960	777,222
End of period	$437,855	$740,635
Change in Shares outstanding:
Shares outstanding at beginning of period	11,717,400	15,867,400
Shares issued	-	120,000
Shares redeemed	(320,000)	(2,740,000)
Net decrease in Shares	(320,000)	(2,620,000)
Shares outstanding at end of period	11,397,400	13,247,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE COINDESK CRYPTO 5 ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale CoinDesk Crypto 5 ETF (the “Fund”) was constituted as a Cayman Islands limited liability company on January 25, 2018 (the inception of the Fund) and commenced operations on February 1, 2018. The Fund’s investment objective is to hold the top digital assets by market capitalization that meet certain criteria set by the Fund and for the value of the Shares (as defined herein) to reflect the value of such Fund Components (as defined herein) at any given time, less the Fund’s expenses and other liabilities. Shares mean equal, fractional, undivided interests in the profits, losses, distributions, capital and assets of, and ownership of, the Fund with such relative rights and terms as set out in the LLC Agreement. The Fund issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain Authorized Participants (as defined herein) in exchange for the Fund Components.

The Fund’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on September 18, 2025 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GDLC” on September 19, 2025 (the “Uplisting Date”).

Effective June 5, 2025, the Fund Components consist of the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”), as rebalanced from time to time, subject to the Manager’s discretion to exclude individual digital assets in certain rules-based circumstances. The CD5 is designed and managed by CoinDesk Indices, Inc. (the “Index Provider”), as discussed in Note 4. As of September 30, 2026, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), XRP, Solana (“SOL”), and BNB (collectively, the “Fund Components”). On a quarterly basis during a period beginning 30 days before the last business day of each January, April, July and October, (each such period, an “Index Rebalancing Period”), the Manager performs an analysis and may rebalance the Fund’s portfolio based on these results in accordance with policies and procedures as set forth in the Fund’s Third Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”).

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

The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Fund, Continental Stock Transfer & Trust Company is the co-transfer agent of the Fund (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Fund, Coinbase Custody Trust Company, LLC is the custodian of the Fund (the “Custodian”), Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Fund, and Foreside Fund Services, LLC is the marketing agent of the Fund (the “Marketing Agent”).

Prior to September 19, 2025, the Fund’s Shares had traded on OTC Markets since October 14, 2019. Until September 19, 2025, the Fund’s trading symbol on the OTCQX Best Market® of OTC Markets Group Inc. (“OTCQX”) was “GDLC.” On September 19, 2025, Shares of the Fund began trading on NYSE Arca following the effectiveness of the Fund’s registration statement on Form S-3, as amended (File No. 333-286293). The Fund’s trading symbol on NYSE Arca is “GDLC” and the CUSIP number for its Shares is G40705108.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Manager of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2026 and June 30, 2026 and results of operations for the three months ended September 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2026 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Fund:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Fund qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Fund is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Fund uses fair value as its method of accounting for digital assets in accordance with its classification as an investment company for accounting purposes. The Fund is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

Principal Market and Fair Value Determination

To determine which market is the Fund’s principal market for each Fund Component (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Fund’s net asset value in accordance with U.S. GAAP (the “Principal Market NAV”), the Fund follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for each Fund Component in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that each Fund Component is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Fund only receives Fund Components in connection with a creation order from the Authorized Participant (or a service provider that facilitates the purchase of digital assets in connection with the creation of Baskets, i.e., “Liquidity Provider”) and does not itself transact on any Digital Asset Markets (as defined herein). Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Investment in Bitcoin	$324,528	$324,528	$-	$-
Investment in Ether	62,349	62,349	-	-
Investment in BNB	19,729	-	19,729	-
Investment in XRP	18,023	18,023	-	-
Investment in SOL	13,226	13,226	-	-
	$437,855	$418,126	$19,729	$-

June 30, 2026
Assets
Investment in Bitcoin	$234,899	$234,899	$-	$-
Investment in Ether	38,051	38,051	-	-
Investment in BNB	14,716	-	14,716	-
Investment in XRP	12,829	12,829	-	-
Investment in SOL	8,465	8,465	-	-
	$308,960	$294,244	$14,716	$-

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

3. Fair Value of Investments in Digital Assets

The Fund Components are held by the Custodian on behalf of the Fund and are carried at fair value. The following table represents the fair value of each Fund Component using the price provided at 4:00 p.m., New York time, by the relevant Digital Asset Trading Platform Market for each Fund Component (as defined herein) considered to be its principal market, as determined by the Fund:

Fund Component	Principal Market	September 30, 2026	June 30, 2026
Bitcoin	Crypto.com	$83,550.15	$58,745.18
Ether	Crypto.com	$2,668.26	$1,578.53
BNB	Coinbase	$765.18	$546.62
XRP	Coinbase	$1.49	$1.04
SOL	Coinbase	$117.19	$73.62

The following represents the changes in quantity of each Fund Component and their respective fair values:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Bitcoin balance at June 30, 2026	3,998.60212121	$234,899
Bitcoin contributed	-	-
Bitcoin redeemed	(109.11555560)	(8,636)
Net Bitcoin contributed from portfolio rebalancing	0.62395824	39
Bitcoin distributed for expenses	(5.88422724)	(418)
Net realized gain	-	5,798
Net change in unrealized appreciation/depreciation	-	92,846
Bitcoin balance at September 30, 2026	3,884.22629661	$324,528

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Ether balance at June 30, 2026	24,105.55063863	$38,051
Ether contributed	-	-
Ether redeemed	(656.42181360)	(1,622)
Net Ether contributed from portfolio rebalancing	(46.81735358)	(87)
Ether distributed for expenses	(35.42555600)	(76)
Net realized gain	-	1,032
Net change in unrealized appreciation/depreciation	-	25,051
Ether balance at September 30, 2026	23,366.88591545	$62,349

(Amounts in thousands, except BNB amounts)	Quantity	Fair Value
BNB balance at June 30, 2026	26,921.18075122	$14,716
BNB contributed	-	-
BNB redeemed	(724.32317920)	(513)
Net BNB contributed from portfolio rebalancing	(373.60799855)	(219)
BNB distributed for expenses	(39.26180505)	(25)
Net realized loss	-	(216)
Net change in unrealized appreciation/depreciation	-	5,986
BNB balance at September 30, 2026	25,783.98776842	$19,729

(Amounts in thousands, except XRP amounts)	Quantity	Fair Value
XRP balance at June 30, 2026	12,297,372.840048	$12,829
XRP contributed	-	-
XRP redeemed	(340,127.373308)	(496)
Net XRP contributed from portfolio rebalancing	168,649.882490	179
XRP distributed for expenses	(18,252.958424)	(23)
Net realized gain	-	173
Net change in unrealized appreciation/depreciation	-	5,361
XRP balance at September 30, 2026	12,107,642.390806	$18,023

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
SOL balance at June 30, 2026	114,989.59779509	$8,465
SOL contributed	-	-
SOL redeemed	(3,170.44517308)	(315)
Net SOL contributed from portfolio rebalancing	1,210.70625670	88
SOL distributed for expenses	(170.33494058)	(15)
Net realized loss	-	(100)
Net change in unrealized appreciation/depreciation	-	5,103
SOL balance at September 30, 2026	112,859.52393813	$13,226

4. Portfolio Rebalancing

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

The Index Provider reviews the CD5 for rebalancing according to the CD5 Methodology quarterly during a period beginning 30 days before the last business day of each January, April, July, and October (each such period, an “Index Rebalancing Period”). At the start of each Index Rebalancing Period, the Index Provider applies the CD5 Methodology to determine any changes to the digital assets that make up the CD5 (the “Index Components”) and the respective weightings of the Index Components within CD5, as determined by the Index Provider based on market capitalization criteria (the “Index Weightings”), after which the Manager rebalances the Fund’s portfolio accordingly, subject to application of the exclusion criteria. In order to rebalance the Fund’s portfolio, the Manager will (i) determine whether any Fund Components have been removed from the CD5 and should therefore be removed as Fund Components, (ii) determine whether any new digital assets have been added to the CD5 and should therefore be included as Fund Components, and (iii) determine how much cash the Fund holds. If a Fund Component is no longer included in the CD5, the Manager will adjust the Fund’s portfolio by selling such Fund Component in the Digital Asset Markets in proportion to their respective fund weightings in the Fund (“Fund Weightings”) and using the cash proceeds to purchase additional tokens of the remaining Fund Components and, if applicable, any new Fund Component in proportion to their respective Fund Weightings. The Fund Weightings of each Fund Component are generally expected to be the same as the weighting of each digital asset in the CD5 except when the Manager exercises its limited discretion to exclude one or more digital assets included in the CD5 from the Fund Components in certain rules-based circumstances, in which case the Fund Weightings are generally expected to be calculated proportionally to the respective Index Weightings for the remaining Index Components. If a digital asset not then included in the Fund’s portfolio is newly eligible for inclusion in the Fund’s portfolio because it was added to the CD5 and not excluded through the exclusion criteria, the Manager will adjust the Fund’s portfolio by selling tokens of the then-current Fund Components in the Digital Asset Markets in proportion to their respective Fund Weightings and using the cash proceeds to purchase tokens of the newly eligible digital assets.

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

On July 31, 2026, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, XRP, BNB and SOL met the inclusion criteria of the CD5 Index. On August 3, 2026, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling the existing Fund Components in proportion to their respective Fund Weightings. No new tokens were added to or removed from the Fund. On August 3, 2026, following the rebalancing, the Fund recognized a realized gain of $60,617 in connection with the sale of 46.81735358 Ether and 373.60799855 BNB to purchase 0.62395824 Bitcoin, 1,210.70625670 SOL, and 168,649.882490 XRP.

5. Creations and Redemptions of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of tokens of each Fund Component to the Fund, or the distribution of tokens of each Fund Component by the Fund, plus cash representing the U.S. Dollar portion (the “Cash Portion”), if any. The amount of tokens of each Fund Component required to be delivered in connection with a Basket is determined by dividing (x) the total amount of tokens of such Fund Component held by the Fund at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of tokens of each Fund Component payable as the Manager’s Fee and the amount of tokens of such Fund Component payable as a portion of Additional Fund Expenses (as defined in Note 7), by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. We refer to the amount of tokens of each Fund Component so obtained as the “Fund Component Basket Amount.” If the Fund holds any cash in U.S. dollars or other fiat currency, the Cash Portion for each Basket created or redeemed will be determined by dividing the amount of cash held by the Fund at 4:00 p.m., New York time, on the trade date by the total number of Shares outstanding at such time (with the quotient so obtained calculated to one one-millionth (i.e., carried to the sixth decimal place)), and multiplying such quotient by 10,000. We refer to the sum of the Fund Component Basket Amounts for all Fund Components then held by the Fund and the Cash Portion, if any, as the “Basket Amount.” Each Share represented approximately 0.0003 Bitcoin, 0.0021 Ether, 0.0099 SOL, 1.0623 XRP, and 0.0023 BNB at September 30, 2026. Each Share represented approximately 0.0003 Bitcoin, 0.0021 Ether, 0.0098 SOL, 1.0495 XRP, and 0.0023 BNB at June 30, 2026.

As of the date of this Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended September 30,
	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	-	120,000
Shares redeemed	(320,000)	(2,740,000)
Net Change in Number of Shares Issued and Redeemed	(320,000)	(2,620,000)

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$-	$6,432
Shares redeemed	(11,582)	(151,128)
Net Change in Value of Shares Issued and Redeemed	$(11,582)	$(144,696)

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

In accordance with U.S. GAAP, the Fund has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2026 and June 30, 2026, the Fund did not have a liability for any unrecognized tax amounts. However, the Manager’s conclusions concerning its determination of “more likely than not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Manager of the Fund has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2026 or June 30, 2026.

7. Related Parties

The Fund considered the following entities, their directors, and certain employees to be related parties of the Fund as of September 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of September 30, 2026 and June 30, 2026, 618,168 and 709,402 Shares of the Fund were held by related parties of the Fund, respectively.

On September 18, 2025, the Manager entered into the Third Amended and Restated LLC Agreement in order to reduce the Manager’s Fee to 0.59%, effective as of the Uplisting Date. As a result, effective September 19, 2025, the Manager’s Fee was lowered from 2.5% to 0.59%. The Manager’s Fee accrues daily in U.S. dollars and is payable in Fund Components then held by the Fund in proportion to their respective Fund Component’s Weighting. The “Weighting” for any Fund Component is the percentage of the total U.S. dollar value of the aggregate Fund Components at any time that is represented by tokens of such Fund Component. The U.S. dollar amount of the Manager’s Fee will be converted into Fund Components on a daily basis by multiplying such U.S. dollar amount by the Weighting for each Fund Component and dividing the resulting product for each Fund Component by the U.S. dollar value for such Fund Component on such day. For purposes of these financial statements, the U.S. dollar value of Fund Components is determined by reference to the Digital Asset Trading Platform Market that the Fund considers its principal market as of 4:00 p.m., New York time, on each valuation date.

As partial consideration for receipt of the Manager’s Fee, the Manager is obligated under the LLC Agreement to assume and pay all fees and other expenses incurred by the Fund in the ordinary course of its affairs, excluding taxes, but including marketing Fees; administrator fees, if any; custodian fees; fees transfer agent fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act; and fees relating to any other regulatory requirements in the Cayman Islands; printing and mailing costs; the costs of maintaining the Fund’s website and applicable license fees (together, the “Manager-paid Expenses”).

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

In such circumstances, the Manager or its delegate (i) will instruct the Custodian to withdraw Fund Components from segregated custody accounts controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Fund’s digital assets, on the Fund’s behalf (“Vault Balance”) in proportion to their respective Fund Weightings at such time and in such quantity as may be necessary to permit payment of such Additional Fund Expenses and (ii) may either (x) cause the Fund (or its delegate) to convert such Fund Components into U.S. dollars or other fiat currencies at the price per single unit of each digital asset, determined net of any associated fees, at which the Fund is able to sell such digital asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Fund to timely pay any Additional Fund Expenses, through use of the Manager’s commercially reasonable efforts to obtain the highest such price (“Actual Exchange Rate”) or (y) when the Manager incurs such expenses on behalf of the Fund, cause the Fund (or its delegate) to deliver such Fund Components in kind to the Manager, in each case in such quantity as may be necessary to permit payment of such Additional Fund Expenses.

For the three months ended September 30, 2026 and 2025, the Fund incurred Manager’s Fees of $557,086 and $4,972,550, respectively. As of September 30, 2026 and June 30, 2026, there were no accrued and unpaid Manager’s Fees. In addition, the Manager may pay Additional Fund Expenses on behalf of the Fund, which are reimbursable by the Fund to the Manager. For the three months ended September 30, 2026 and 2025, the Manager did not pay any Additional Fund Expenses on behalf of the Fund.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$26.37	$48.98
Net increase in net assets from investment operations:
Net investment loss	(0.05)	(0.32)
Net realized and unrealized gain	12.10	7.25
Net increase in net assets resulting from operations	12.05	6.93
Principal Market NAV, end of period	$38.42	$55.91
Total return	45.70%	14.15%
Ratios to average net assets:
Net investment loss	-0.59%	-2.27%
Total expenses	-0.59%	-2.27%

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

10. Indemnifications

In the normal course of business, the Fund enters into certain contracts that provide a variety of indemnities, including contracts with the Manager and affiliates of the Manager, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian and Additional Custodian, as well as others relating to services provided to the Fund. The Fund’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Manager does not consider it necessary to record a liability in this regard.

11. Subsequent Events

Quarterly Rebalance

On October 30, 2026, the Index Provider completed the quarterly rebalancing of the CD5 and determined that Bitcoin, Ether, SOL, XRP, and BNB met the inclusion criteria of the CD5 Index. On November 2, 2026, following the rebalancing of the Index, the Manager completed its quarterly review of the Fund’s portfolio and initiated the process of rebalancing the Fund. The Manager adjusted the Fund’s portfolio by purchasing and selling certain existing Fund Components in proportion to their respective Fund Weightings. As a result of the rebalancing, no new tokens were added to or removed from the Fund. As of November 2, 2026, following the rebalancing, the Fund Components consisted of 75.58% Bitcoin, 13.45% Ether, 3.85% XRP, 4.48% BNB, and 2.64% SOL, and each of the Fund’s Shares represented 0.0003 Bitcoin, 0.0021 Ether, 1.0684 XRP, 0.0022 BNB, and 0.0100 SOL.

On November 5, 2026, the Manager, on behalf of the Fund, and Grayscale Securities, LLC (the “Advertising Review and Filing Agent”), an affiliate of the Sponsor, entered into an advertising review and filing agent agreement (the “Advertising Review and Filing Agent Agreement”), pursuant to which, effective November 5, 2026, the Advertising Review and Filing Agent reviews and approves marketing materials for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising rules, files applicable marketing materials with FINRA, and provides certain additional marketing-related services. The fees of the Advertising Review and Filing Agent under the Advertising Review and Filing Agent Agreement are paid on behalf of the Fund by the Manager.

Also on November 5, 2026, the Manager, on behalf of the Fund, and the Marketing Agent entered into Amendment No. 4 (the “Marketing Agent Amendment”) to the Marketing Agent Agreement, dated as of October 22, 2025 (as amended, the “Marketing Agent Agreement”). Pursuant to the Marketing Agent Amendment, effective November 5, 2026, the Marketing Agent no longer reviews marketing materials or files marketing materials with FINRA on behalf of the Fund. The Marketing Agent continues to provide its other services under the Marketing Agent Agreement, including working with the Transfer Agent to review and approve orders placed by Authorized Participants for the creation or redemption of Baskets.

The Manager has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Unless otherwise stated, the terms “we,” “our” and “us” in this Report refer to Grayscale Investments Sponsors, LLC (the “Manager”) acting on behalf of the Fund. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as changes in prices and market conditions (for Fund Components and the Shares), the operations of the Fund, the plans of the Manager, and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Manager on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Manager’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market, and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Manager anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares issued by the Fund. Moreover, neither the Manager nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Fund nor the Manager undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Fund Overview

The Fund is a passive entity that is managed and administered by the Manager and does not have any officers, directors or employees. As of September 30, 2026, the digital assets included in the Fund’s portfolio were: Bitcoin, Ethereum (“Ether”), XRP, Solana (“SOL”), and BNB (collectively, the “Fund Components”) and, from time to time, issues blocks of 10,000 common units of fractional undivided beneficial interest in, and ownership of, the Fund (each such unit, a “Share,” and collectively, the “Shares”; each such block, a “Basket”) to certain eligible financial institutions that are registered broker-dealers, have entered into agreements with the Fund and the Manager concerning the creation and redemption of Shares, and each own a digital wallet address that is known to the Custodian as belonging to the financial institution or a Liquidity Provider (each, an “Authorized Participant”) in exchange for deposits of Fund Components. On September 18, 2025, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act and the effectiveness of the registration statement on Form S-3, the Manager authorized the commencement of a redemption program. Shares of the Fund began trading on NYSE Arca, Inc. (“NYSE Arca”) on September 19, 2025, following the effectiveness of the Fund’s registration statement on Form S-3, as amended. Through its redemption program, the Fund redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Fund’s investment objective is for the value of the Shares to reflect the value of the Fund Components held by the Fund, determined by reference to their respective Index Prices (as defined herein) and weightings within the Fund, less the Fund’s expenses and other liabilities. While an investment in the Shares is not a direct investment in the Fund Components, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to the digital assets held by the Fund. The Fund is not managed like a business corporation or an active investment vehicle. The Fund will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Effective June 5, 2025, the Fund Components consist of the digital assets that make up the CoinDesk 5 Index (the “CD5” or the “Index”). See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our recent Annual Report for additional information.

Any references to the “Digital Asset Reference Rates” subsequent to July 1, 2025 are to the Index Prices in effect following the adoption of the CD5 Methodology. The “Index Price” for each Fund Component is the U.S. dollar value of the Fund Component derived from the Digital Asset Trading Platforms (as defined herein) reflected in each respective Fund Components’ CoinDesk Benchmark Rate (formerly known as the CoinDesk CCIXber Reference Rate), calculated at 4:00 p.m., New York time, on each business day.

All references to the NAV and NAV per Share of the Fund for periods subsequent to July 1, 2025 in this Report have been calculated based on the digital assets held by the Fund pursuant to the CD5 Methodology and the corresponding rebalancing of the Fund on July 31, 2025. All references to the NAV and NAV per Share of the Fund for periods from July 1, 2022 to June 30, 2025 in this Report have been calculated based on the digital assets held by the Fund pursuant to the DLCS Methodology (as defined herein) and the corresponding rebalancing of the Fund on July 5, 2022. All references to the NAV and NAV per Share of the Fund for periods prior to July 1, 2022 have been calculated based on the digital assets held by the Fund pursuant to the Target Coverage Ratio Methodology (as defined herein) prior to the adoption of the DLCS Methodology and the corresponding rebalancing of the Fund on July 5, 2022.

For purposes of this Report, the “DLCS Methodology” means the criteria that a digital asset must meet to be eligible for inclusion in the DLCS, as determined from time to time by the Index Provider, from July 1, 2022 to June 30, 2025. See “Item 1. Business—Fund Construction Criteria” in our 2024 Annual Report for additional information. For purposes of this Report, the “Target Coverage Ratio Methodology” means the criteria that a digital asset must meet to be eligible for inclusion in the DLCS, as determined from time to time by the Index Provider, prior to July 1, 2022. See “Item 1. Business—Investment Objective” and “Item 1. Business—Fund Construction Criteria” in our 2021 Annual Report for additional information.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Fund considers investment transactions to be the receipt of Fund Components by the Fund in connection with Share creations and the delivery of Fund Components by the Fund in connection with Share redemptions or for payment of expenses in Fund Components. The Fund records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including transfers of Fund Components to satisfy the Fund’s obligation to pay the Manager a fee that accrues daily in U.S. dollars at an annual rate of 0.59% of the aggregate value of the Fund’s digital asset holdings, less its liabilities, as calculated and published by the Manager, and is payable in Fund Components daily in arrears (the “Manager’s Fee”).

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

For purposes of this Report, a “Digital Asset Market” is a Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, each as defined in the FASB ASC Master Glossary. An Exchange Market is referred to as a “Trading Platform Market” in this Report. The Fund receives Fund Components only in connection with a creation order from an Authorized Participant or an unaffiliated service provider that facilitates the purchase or sale of Fund Components in connection with creations or redemptions of Baskets (a “Liquidity Provider”) and does not itself transact on any Digital Asset Markets. Therefore, the Fund looks to market-based volume and level of activity for Digital Asset Markets. Authorized Participants and Liquidity Providers may transact in Digital Asset Markets.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended September 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, each Fund Component and price of each Fund Component amounts, are in thousands)

	Three Months Ended September 30,
	2026	2025
Net realized and unrealized gain	$141,034	$113,081
Net increase in net assets resulting from operations	$140,477	$108,109
Net assets(1)	$437,855	$740,635
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of each Fund Component on an electronic marketplace where trading platform participants may trade, buy and sell digital assets based on bid-ask trading (each, a “Digital Asset Trading Platform”) that the Fund considered each Fund Component’s principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain for the three months ended September 30, 2026 was $141,034, which includes a realized gain of $281 on the transfer of digital assets to pay expenses, a realized loss of ($61) as a result of the quarterly rebalance of digital assets, a realized gain of $6,467 on the sale of digital assets to meet redemptions, and net change in unrealized appreciation/depreciation of $134,347. Net increase in net assets resulting from operations was $140,477 for the three months ended September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment loss of ($557). Net assets increased to $437,855 at September 30, 2026, a 42% increase for the three-month period. The increase in net assets resulted from the price appreciation of Fund Components during the period, partially offset by the redemption of approximately 109 Bitcoin, 656 Ether, 3,170 SOL, 340,127 XRP, and 724 BNB, with a value of $11,582 from the Fund, and the withdrawal of approximately 6 Bitcoin, 35 Ether, 170 SOL, 18,253 XRP, and 39 BNB to pay the foregoing Manager’s Fee.

Net realized and unrealized gain for the three months ended September 30, 2025 was $113,081, which includes a realized gain of $4,232 on the transfer of digital assets to pay expenses, a realized gain of $1,648 as a result of the quarterly rebalance of digital assets, a realized gain of $128,667 on the sale of digital assets to meet redemptions, and net change in unrealized appreciation/depreciation of ($21,466). Net increase in net assets resulting from operations was $108,109 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($4,972). Net assets decreased to $740,635 at September 30, 2025, a 5% decrease for the three-month period. The decrease in net assets resulted from the price depreciation of Fund Components during the period, the redemption of approximately 987 Bitcoin, 5,987 Ether, 2,932,484 XRP, 26,689 SOL, and 1,793,661 ADA, with a value of $151,128 from the Fund, and the withdrawal of approximately 33 Bitcoin, 197 Ether, 95,820 XRP, 861 SOL, and 58,866 ADA to pay the foregoing Manager’s Fee, partially offset by the contribution of approximately 43 Bitcoin, 262 Ether, 128,423 XRP, 1,168 SOL, and 78,550 ADA, with a value of $6,432 to the Fund in connection with Share creations during the period.

Cash Resources and Liquidity

The Fund only receives and holds cash in order to facilitate creation or redemption orders effected through cash transactions (“Cash Orders”), and has not otherwise had or maintained a cash balance at any time since inception. When selling digital assets in the Digital Asset Market on behalf of the Fund to pay expenses incurred by the Fund in addition to the Manager’s Fee that the Manager is not obligated to assume, the Manager endeavors to sell the exact amount of digital assets needed to pay expenses in order to minimize the Fund’s holdings of assets other than the Fund Components. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Fund will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Manager expects that the Fund will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Fund is not a party to any off-balance sheet arrangements.

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

In exchange for the Manager’s Fee, the Manager has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the periods covered by this Report was the Manager’s Fee. The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of September 30,
	2026	2025
Prices of digital assets on principal market
Bitcoin	$83,550.15	$114,401.99
Ether	$2,668.26	$4,161.61
BNB	$765.18	N/A
XRP	$1.49	$2.86
SOL	$117.19	$208.92
ADA	N/A	$0.80

Principal Market NAV per Share(1)	$38.42	$55.91

Principal Market NAV(1)	$437,855,453	$740,634,701

Index Prices
Bitcoin	$83,552.93	$114,389.86
Ether	$2,668.34	$4,161.42
BNB	$764.96	N/A
XRP	$1.49	$2.86
SOL	$117.16	$209.01
ADA	N/A	$0.80

NAV per Share(2)	$38.42	$55.90

NAV(2)	$437,851,531	$740,581,613

(1)
For more information on prior quarterly rebalances and the resulting impact on the Fund’s portfolio, please see Note 4 to the Unaudited Financial Statements—Portfolio Rebalancing.
(2)
The Fund’s NAV and NAV per Share is calculated based on the Index Prices of the Fund Components held by the Fund pursuant to the CD5 Methodology. See “Item 1. Business—Investment Objective” and “Item 1. Business—Valuation of Digital Assets and Determination of NAV” in our Annual Report for additional information.

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

The Fund’s performance prior to September 19, 2025 was based on market-determined prices on the applicable marketplace operated by OTC Markets Group Inc. (“OTC Markets”) and on the Fund’s performance without an ongoing share creation and redemption program. Prior to September 19, 2025, the Fund’s Shares traded at both premiums and discounts to the value of the Fund’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of September 19, 2025, the Fund established an ongoing share creation and redemption program and the Shares of the Fund were listed to NYSE Arca. Hence, the Fund’s performance for periods prior to September 19, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Fund’s performance for periods subsequent to September 19, 2025.

In addition, prior to June 5, 2025, the Fund’s portfolio was constructed pursuant to the criteria for inclusion in the CoinDesk Large Cap Select Index (the “DLCS” and such criteria, the “DLCS Methodology”) rather than the current CD5 Methodology, and accordingly the Fund Components and their respective weightings during prior periods may differ from those held by the Fund as of the date of this Report.

The following chart illustrates the movement in the Fund’s NAV per Share versus the Fund’s Principal Market NAV per Share from February 1, 2018 (the inception of the Fund’s operations) to September 30, 2026. For more information on the determination of the Fund’s NAV, see “Item 1. Business—Overview of the Digital Asset Industry and Market—Fund Component Value—Digital Asset Trading Platform Valuation” in our Annual Report.

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

Bitcoin

The following table illustrates the movements in the Index Price for Bitcoin from October 1, 2021 to September 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$37,742.69	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,651.65	$19,651.65
Twelve months ended September 30, 2023	$24,254.89	$31,589.40	7/13/2023	$15,786.90	11/21/2022	$27,020.35	$26,924.90
Twelve months ended September 30, 2024	$54,073.75	$73,128.99	3/13/2024	$26,684.69	10/12/2023	$63,425.40	$63,425.40
Twelve months ended September 30, 2025	$97,475.75	$122,803.49	8/13/2025	$59,482.72	10/10/2024	$114,389.86	$114,389.86
Twelve months ended September 30, 2026	$79,812.65	$125,475.85	10/6/2025	$58,731.82	6/30/2026	$83,552.93	$83,552.93
October 1, 2021 to September 30, 2026	$58,669.43	$125,475.85	10/6/2025	$15,786.90	11/21/2022	$83,552.93	$83,552.93

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Fund’s principal market for Bitcoin, from October 1, 2021 to September 30, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47
Twelve months ended September 30, 2024	$54,057.60	$73,517.19	3/13/2024	$26,698.00	10/12/2023	$63,464.76	$63,464.76
Twelve months ended September 30, 2025	$97,456.66	$122,824.79	8/13/2025	$59,670.00	10/10/2024	$114,401.99	$114,401.99
Twelve months ended September 30, 2026	$79,820.64	$125,492.00	10/6/2025	$58,745.18	6/30/2026	$83,550.15	$83,550.15
October 1, 2021 to September 30, 2026	$58,663.79	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$83,550.15	$83,550.15

Ether

The following table illustrates the movements in the Index Price for Ether from October 1, 2021 to September 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$2,692.59	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,347.62	$1,347.62
Twelve months ended September 30, 2023	$1,626.79	$2,131.48	4/16/2023	$1,101.80	11/21/2022	$1,678.44	$1,665.27
Twelve months ended September 30, 2024	$2,759.00	$4,049.30	3/11/2024	$1,531.22	10/12/2023	$2,592.22	$2,592.22
Twelve months ended September 30, 2025	$2,973.99	$4,833.41	8/22/2025	$1,464.86	4/8/2025	$4,161.42	$4,161.42
Twelve months ended September 30, 2026	$2,517.60	$4,725.75	10/6/2025	$1,553.95	6/6/2026	$2,668.34	$2,668.34
October 1, 2021 to September 30, 2026	$2,514.13	$4,833.41	8/22/2025	$913.51	6/18/2022	$2,668.34	$2,668.34

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Fund’s principal market for Ether, from October 1, 2021 to September 30, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
Twelve months ended September 30, 2023	$1,626.78	$2,116.20	4/16/2023	$1,103.92	11/21/2022	$1,679.48	$1,665.09
Twelve months ended September 30, 2024	$2,759.50	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$2,594.43	$2,594.43
Twelve months ended September 30, 2025	$2,974.06	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$4,161.61	$4,161.61
Twelve months ended September 30, 2026	$2,517.86	$4,726.40	10/6/2025	$1,554.17	6/6/2026	$2,668.26	$2,668.26
October 1, 2021 to September 30, 2026	$2,514.32	$4,833.89	8/22/2025	$913.24	6/18/2022	$2,668.26	$2,668.26

XRP

Effective January 3, 2024, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase XRP in accordance with the DLCS Methodology.

The following table illustrates the movements in the Index Price for XRP during the period from January 4, 2024 (when XRP was re-added to the Fund) to September 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
January 4, 2024 to September 30, 2024	$0.55	$0.73	3/11/2024	$0.43	7/5/2024	$0.62	$0.62
Twelve months ended September 30, 2025	$2.25	$3.55	7/21/2025	$0.50	11/3/2024	$2.86	$2.86
Twelve months ended September 30, 2026	$1.61	$3.09	10/2/2025	$1.00	8/14/2026	$1.49	$1.49
January 4, 2024 to September 30, 2026	$1.56	$3.55	7/21/2025	$0.43	7/5/2024	$1.49	$1.49

The following table illustrates the movements in the Digital Asset Market price of XRP, as reported on the Fund’s principal market for XRP, during the period from January 4, 2024 (when XRP was re-added to the Fund) to September 30, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
January 4, 2024 to September 30, 2024	$0.55	$0.73	3/11/2024	$0.43	7/5/2024	$0.62	$0.62
Twelve months ended September 30, 2025	$2.25	$3.55	7/21/2025	$0.50	11/3/2024	$2.86	$2.86
Twelve months ended September 30, 2026	$1.61	$3.09	10/2/2025	$1.00	8/14/2026	$1.49	$1.49
January 4, 2024 to September 30, 2026	$1.56	$3.55	7/21/2025	$0.43	7/5/2024	$1.49	$1.49

Solana

Effective October 1, 2021, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase SOL in accordance with the Target Coverage Ratio Methodology.

The following table illustrates the movements in the Index Price for SOL from the addition of the token to the Fund’s portfolio on October 1, 2021 to September 30, 2026. The Manager has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the relevant index individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.64	$254.78	11/6/2021	$28.04	6/18/2022	$33.83	$33.83
Twelve months ended September 30, 2023	$20.97	$36.49	11/5/2022	$8.37	12/29/2022	$21.40	$20.26
Twelve months ended September 30, 2024	$119.86	$199.88	3/31/2024	$21.29	10/12/2023	$154.75	$154.75
Twelve months ended September 30, 2025	$178.66	$274.68	1/19/2025	$104.40	4/8/2025	$209.01	$209.01
Twelve months ended September 30, 2026	$108.16	$235.49	10/6/2025	$61.62	6/6/2026	$117.16	$117.16
October 1, 2021 to September 30, 2026	$105.86	$274.68	1/19/2025	$8.37	12/29/2022	$117.16	$117.16

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Fund’s principal market for SOL, from October 1, 2021 to September 30, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$101.65	$254.44	11/6/2021	$28.04	6/18/2022	$33.72	$33.72
Twelve months ended September 30, 2023	$20.97	$37.09	11/5/2022	$8.29	12/29/2022	$21.41	$20.24
Twelve months ended September 30, 2024	$119.84	$200.17	3/31/2024	$21.21	10/12/2023	$154.98	$154.98
Twelve months ended September 30, 2025	$178.67	$280.00	1/19/2025	$103.92	4/8/2025	$208.92	$208.92
Twelve months ended September 30, 2026	$108.15	$235.49	10/6/2025	$61.61	6/6/2026	$117.19	$117.19
October 1, 2021 to September 30, 2026	$105.86	$280.00	1/19/2025	$8.29	12/29/2022	$117.19	$117.19

BNB

Effective February 2, 2026, the Manager adjusted the Fund’s portfolio in connection with its quarterly review by selling the existing Fund Components in proportion to their respective weightings and using the cash proceeds to purchase BNB in accordance with the CD5 Methodology.

The following table illustrates the movements in the Index Price for BNB during the period from February 2, 2026 to September 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 2, 2026 to September 30, 2026	$635.96	$799.80	9/21/2026	$546.57	6/30/2026	$764.96	$764.96

The following table illustrates the movements in the Digital Asset Market price of BNB, as reported on the Fund’s principal market for BNB, during the period from February 2, 2026 through September 30, 2026:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
February 2, 2026 to September 30, 2026	$635.98	$800.05	9/21/2026	$546.62	6/30/2026	$765.18	$765.18

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

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Fund’s NAV per Share from September 19, 2025 to September 30, 2026.

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

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Fund’s NAV per Share from September 19, 2025 to September 30, 2026.

GDLC Premium/(Discount): GDLC Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Third Amended and Restated Limited Liability Company Agreement, dated as of September 18, 2025, establishing and governing the operations of the Fund, as may be further amended from time to time (the “LLC Agreement”) does not authorize the Fund to borrow for payment of the Fund’s ordinary expenses. The Fund does not engage in transactions in foreign currencies which could expose the Fund or holders of Shares to any foreign currency related market risk. The Fund does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended June 30, 2026 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2022, the board of directors of Grayscale Investments, LLC, the Trust’s then-manager, approved the purchase by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Manager, of up to an aggregate total of $200 million worth of Shares of the Fund and shares of any of the following five investment products the Manager also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through November 6, 2026, DCG had not purchased any Shares of the Fund under this authorization.

Although the Fund does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended September 30, 2026, the Fund redeemed the following Shares:

Period	Total Number of Shares of GDLC Redeemed	Average Price Paid per Share of GDLC(1)
July 1, 2026 - July 31, 2026	-	$-
August 1, 2026 - August 31, 2026	240,000	36.14
September 1, 2026 - September 30, 2026	80,000	36.37
Total	320,000	$36.19
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

10.1†

Master Custody Service Agreement, dated as of August 8, 2025, by and between Anchorage Digital Bank N.A and Grayscale Investments Sponsors, LLC, for itself and as Manager of the Clients listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K filed by the Registrant on October 5, 2026).

10.2†

Sixth Amendment to the Master Custody Service Agreement, dated September 29, 2026, by and between the Manager on behalf of the Fund and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K filed by the Registrant on October 5, 2026).

10.3†	Amendment No. 4 to the Marketing Agent Agreement, dated as of November 5, 2026, between the Manager and Foreside Fund Services, LLC.

10.4†

Advertising Review and Filing Agent Agreement, dated as of November 5, 2026, by and between each entity listed on Appendix I thereto, Grayscale Investments Sponsors, LLC, and Grayscale Securities, LLC.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Fund’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Fund’s Report on Form 10-Q for the quarter ended September 30, 2026.

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

† *

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

Grayscale Investments Sponsors, LLC as Manager of Grayscale CoinDesk Crypto 5 ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 10, 2026

* The Registrant is a fund and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Manager of the Registrant.